Form 10QSB
period 1995-03-31
GREAT FALLS BANCORP
filed 1995-05-15
CIK 773845

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 1995
                                        ----------------------------------------
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _________________________  to __________________

Commission file number                               0-14294
                       ---------------------------------------------------------

                              GREAT FALLS BANCORP
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           NEW JERSEY                                   22-2545165
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification No.)


                 55 UNION BOULEVARD, TOTOWA, NEW JERSEY  07512
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 (201) 942-1111
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X   NO
                                                               ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value -
                                           ------------------------------
972,835 shares at May 10, 1995.
- -------------------------------

Transition Small Business Disclosure Format (check one);
Yes        No   X
    -----     -----

                     GREAT FALLS BANCORP AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION


 ITEM 1 - Financial Statements


   Condensed Consolidated Statements of Condition
   March 31, 1995 and December 31, 1994.................  3


   Condensed Consolidated Statements of Income
   Three months ended March 31, 1995 and 1994...........  4


   Condensed Consolidated Statements of Cash Flows
   Three months ended March 31, 1995 and 1994...........  5


   Notes to Condensed Consolidated Financial Statements.  6



 ITEM 2 - Management's Discussion and Analysis
          or Plan of Operation..........................  7



PART II - OTHER INFORMATION


 Items 1 through 6...................................... 10


 Signatures............................................. 12

PART 1 - FINANCIAL INFORMATION

  ITEM 1- Financial Statements
          --------------------

                       GREAT FALLS BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (in thousands, except share data)

                                                                            March 31,
                                                                              1995      December 31,
ASSETS                                                                     (Unaudited)      1994
                                                                           -----------  ------------
CASH AND DUE FROM BANKS - Non-interest-bearing...........................    $  3,165       $  4,289
FEDERAL FUNDS SOLD.......................................................       3,290              -
                                                                             --------       --------
          Total cash and cash equivalents................................       6,455          4,289
                                                                             --------       --------
DUE FROM BANKS - Interest-bearing........................................         426            424
SECURITIES:                                                                  --------       --------
  Available-for-sale, at fair value in 1994 and lower of cost or market..
  Held-to-maturity, at amortized cost....................................      25,064         25,403
                                                                               20,406         20,297
                                                                             --------       --------
                                                                               45,470         45,700
LOANS HELD FOR SALE......................................................         491              -
                                                                             --------         54,009
LOANS....................................................................      56,195          1,233
  Less - Allowance for possible loan losses..............................       1,222       --------
                                                                             --------         52,776
          Net loans......................................................      54,973       --------

PREMISES AND EQUIPMENT, net..............................................         629            664
                                                                             --------       --------
OTHER REAL ESTATE........................................................         559            561
                                                                             --------       --------
ACCRUED INTEREST RECEIVABLE..............................................         970          1,031
                                                                             --------       --------
INTANGIBLE AND OTHER ASSETS..............................................       1,096          1,237
                                                                             --------       --------
          Total assets...................................................    $111,069       $106,682
                                                                             ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
   Demand
     Non-interest-bearing................................................    $ 18,856       $ 21,082
     Interest-bearing....................................................      21,749         19,407
   Savings...............................................................      17,438         18,649
   Time..................................................................      34,761         30,481
                                                                             --------       --------
          Total deposits.................................................      92,804         89,619
ACCRUED INTEREST AND OTHER LIABILITIES...................................       1,740            957
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...........................       2,487          2,700
REDEEMABLE SUBORDINATED DEBENTURES.......................................       4,966          4,963
                                                                             --------       --------
          Total Liabilities..............................................     101,997         98,239
                                                                             --------       --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding........................           -              -
  Common Stock, par value $1 per share:                                           816            816
    4,000,000 shares authorized, 816,190 shares outstanding..............       7,314          7,314
  Additional paid-in capital.............................................       1,064            847
  Retained earnings......................................................        (122)          (534)
  Unrealized holding loss on securities available-for-sale...............    --------       --------

          Total shareholders' equity.....................................       9,072          8,443
                                                                             --------       --------
          Total liabilities and shareholders' equity.....................    $111,069       $106,682
                                                                             ========       ========



           (See notes to Condensed Consolidated Financial Statements)

                       GREAT FALLS BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                          Three Months Ended
                                                                               March 31
                                                                            1995      1994
                                                                          --------  --------
INTEREST INCOME
    Interest on loans, including fees...................................    $1,349    $1,121
    Interest on securities..............................................       668       395
    Interest on Federal Funds sold and deposits with banks..............        18        48
                                                                            ------    ------
                    Total interest income...............................     2,035     1,564
                                                                            ------    ------
INTEREST EXPENSE
     Interest on deposits...............................................       598       425
     Interest on borrowings.............................................       156       115
                                                                            ------    ------
          Total interest expense........................................       754       540
                                                                            ------    ------
          Net interest income...........................................     1,281     1,024

PROVISION FOR POSSIBLE LOAN LOSSES......................................        60        30
                                                                            ------    ------
          Net interest income after provision for possible loan losses..     1,221       994
                                                                            ------    ------

OTHER INCOME............................................................       116       137
                                                                            ------    ------

OTHER EXPENSES
   Salaries and employee benefits.......................................       398       354
   Occupancy and equipment..............................................       129       129
   Amortization of intangible assets and organizational costs...........        28        28
   Other operating expenses.............................................       375       299
                                                                            ------    ------
            Total other expenses........................................       930       810
                                                                            ------    ------
            Income before income taxes..................................       407       321

PROVISION FOR INCOME TAXES..............................................       150       126
                                                                            ------    ------
            Net Income..................................................    $  257    $  195
                                                                            ======    ======

WEIGHTED AVERAGE SHARES OUTSTANDING.....................................       816       805
                                                                            ======    ======

NET INCOME PER SHARE....................................................    $ 0.32    $ 0.24
                                                                            ======    ======






           (See notes to Condensed Consolidated Financial Statements)

                       GREAT FALLS BANCORP AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31
                                                                         1995       1994
                                                                      ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.........................................................    $   257    $   195
 Adjustments to reconcile net income to net
  cash provided by operating activities:............................
   Depreciation and amortization....................................         82         84
   Accretion of discount on securities, net.........................     (    5)    (   15)
   Realization of discount on securities sold.......................     (   36)        51
   Provision for possible loan losses...............................         60         30
   Increase (decrease) in accrued interest receivable...............         62     (   11)
   Increase (decrease) in other assets..............................        115     (  228)
   Increase in accrued interest and other liabilities...............        785        141
                                                                        -------    -------
          Net cash provided by operating activities.................      1,320        247
                                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases......................................................     (1,966)    (5,661)
     Sales..........................................................      2,993      3,495
   Held-to-maturity securities -
     Purchases......................................................     (2,895)    (  750)
     Maturities.....................................................      2,139        875
   Net (increase) decrease in interest-bearing deposits with banks..     (    2)    (  171)
   Net (increase) decrease in loans.................................     (2,748)    (2,193)
   Purchase of premises and equipment...............................     (   20)    (  116)
   Proceeds of sale of other real estate............................          -        141
                                                                        -------    -------
          Net cash used in investing activities.....................     (2,499)    (4,380)
                                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts.................................      3,186      1,863
   Increase in federal funds purchased..............................          -        800
   Decrease in securities sold under
      the agreement to repurchase...................................    (   213)         -
   Dividends declared...............................................    (    40)   (    29)
   Unrealized gains (losses) on available-for-sale securities.......        412    (   219)
                                                                        -------    -------
          Net cash provided by financing activities.................      3,345      2,415
                                                                        -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................      2,166     (1,718)
                                                                        -------    -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................      4,289      5,790
                                                                        -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................    $ 6,455    $ 4,072
                                                                        =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for:
     Interest.......................................................    $   692    $   451
     Income taxes...................................................        233        213
   Loans reclassified from other real estate back to loans..........          -        485


           (See notes to Condensed Consolidated Financial Statements)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at March 31, 1995 and December 31, 1994 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. The financial statements include all adjustments which in the opinion of management are necessary in order to make a fair presentation of the financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Corporation's 1994 Annual Report to its stockholders as incorporated by reference in its Form 10-KSB for the fiscal year ended December 31, 1994.


SUBSEQUENT EVENTS
- -----------------


The Corporation's acquisition of Family First Federal Savings Bank ("Family First"), located in Clifton, New Jersey, was approved by Family First shareholders on March 20, 1995 and the merger of Family First into the Corporation's bank subsidiary, Great Falls Bank (the "Bank"), was completed as of close of business April 7, 1995. As a result of the merger, two branch locations were added to the Bank.

As of close of business April 7, 1995, the Bank assumed the assets and liabilities of Family First. The merger was accounted for as a purchase. The Bank's assets increased by approximately $51 million as a result of the merger.

                      GREAT FALLS BANCORP AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

This section presents a review of the Corporations's consolidated financial condition at March 31, 1995 and the results of operations for the three-month periods ended March 31, 1995 and 1994. Data is presented for both the Corporation and subsidiaries unless otherwise noted. The review should be read in conjunction with the audited annual financial statements, including notes thereto, included in the Corporation's 1994 Annual Report to its stockholders as incorporated by reference in its Form 10-KSB for its most recently ended fiscal year ended December 31, 1994. The consolidated statement of condition as of March 31, 1995 and the statements of operations and cash flows for the three months ended March 31, 1995 and 1994 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Great Falls Bancorp and subsidiaries and the term "Bank" as used herein refers to Great Falls Bank and subsidiaries. All dollar figures, except for per share data, are set forth in thousands.

A.   FINANCIAL CONDITION:  MARCH 31, 1995 AND DECEMBER 31, 1994
     ----------------------------------------------------------

As of March 31, 1995, the Corporation's total assets were $111,069, an increase of $4,387 or 4.1% compared to the amount reported at December 31, 1994. Federal funds sold increased from $0 to $3,290, which was largely offset by an increase in total deposits of $3,185 for the same period.

INVESTMENT SECURITIES
- ---------------------

Investment Securities totalled $45,470 at March 31, 1994, a slight decrease of $230 or 0.5% compared to the amount reported at December 31, 1994. Of the total, 85.6% of the investments are in U.S. Government obligations, 4.8% in U.S. Government agency obligations and the balance in municipal and other securities.

In 1994, the Corporation implemented the Statement of Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the requirements of SFAS No. 115, the Corporation segregated its investment portfolio into held to maturity and available for sale. At March 31, 1995, based on the fair market value of its available for sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized loss in the amount of $122, net of taxes, in its shareholders' equity, a decrease of $412 or 77% from the unrealized loss of $534 recorded at December 31 1994.

LOAN PORTFOLIO
- --------------

The Corporation's loan portfolio net of allowance for possible loan losses (excluding loans held-for-sale) at March 31, 1995 totalled $54,973, an increase of $2,197 or 4.2%, compared to the amount reported at December 31, 1994, due primarily to increased lending activity. Loans held-for-sale increased from $0 to $491, an during the same period.

OTHER REAL ESTATE
- -----------------

As of March 31, 1995, other real estate decreased slightly to $559, from $561 reported at December 31, 1994.


DEPOSITS
- --------

Total deposits at March 31, 1995 were $92,804, an increase of $3,185 or 3.6% relative to the amount reported at December 31, 1994. Of the total increase, time deposits increased by $4,280 or 134.3%, primarily due to a CD promotion that the Bank conducted during the period, while savings deposits decreased by $1,211 or 38.0%. Total demand deposits increased slightly during the three-month period.

LIQUIDITY
- ---------

The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. It actively manages its liquidity position under the direction of the Bank's Asset and Liability Management Committee. At March 31, 1995, sources of liquidity include $3,591 in cash and due from banks, $3,290 in federal funds sold, and investment securities available for sale of $25,064, (at fair market value).

CAPITAL
- -------

The following table summarizes the regulatory capital ratios at March 31, 1995:

                                               GREAT FALLS BANCORP   GREAT FALLS BANK
                                               -------------------   ----------------
Equity to asset ratio........................          8.28%              8.18%
Tier I leverage ratio........................          8.54%              8.29%
Tier I risk based capital ratio..............         14.69%             14.27%
Tier I and Tier II risk based capital ratio..         22.44%             15.78%

B.   RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
     ------------------------------------------------------------------

The Corporation earned net income of $257, or $0.32 per share, for the three-month period ended March 31, 1995, compared to $195, or $0.24 per share, for the same period in 1994.

Interest income increased by $471 during the first quarter of 1995 over the first quarter of 1994. Interest income on loans and investments increased by $228 and $273, respectively, compared to the same period in 1994. The increase in interest income on loans is primarily due to increased volume coupled with increases in interest rates during the first quarter of 1995 relative to the prior year. The increase in interest income on investments is due to the increase in average yield on the portfolio during the 1995 quarter compared to the 1994 quarter.

Total interest expense increased by $214 for the three-month period ended March 31, 1995 over the corresponding period in the prior year. Interest expense on interest bearing deposits increased by $173 primarily due to increases in both volume and interest rates. Interest expense on borrowings increased by $41 relative to the same period in the prior year.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

The provision for possible loan losses and net charge-offs were $60 and $71, respectively, for the three-month period ended March 31, 1995 compared to $30 and $141 for the same period in the prior year. Management reviews the adequacy of the allowance for possible loan losses based on the results of its internal loan review, the Bank's loan loss experience, management's estimate of the potential loan loss exposure on each significant credit considering the underlying collateral and the borrower's ability to pay, and present and prospective economic conditions within the Bank's market area. Based on this evaluation and on the trends in internally classified loans, non-performing loans and charge-offs, management believes that the allowance for possible loan losses is adequate at this time.

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." (as amended by SFAS No. 118) was adopted effective January 1, 1995. This statement requires that impaired loans within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or market price or the fair market value of the collateral if the loan is collateral dependent. Adoption did not have a material effect on the Corporation's consolidated financial statements.

The following table summarizes the composition of the Corporation's non-performing assets as of the dates indicated:

                                                                       March 31,   December 31,
                                                                          1995         1994
                                                                       ---------   ------------
Loans past due 90 days and accruing..................................     $    -         $    -
Non-accruing loans...................................................      1,598          1,499
Renegotiated loans...................................................        240            241
                                                                          ------         ------
     Total non-performing loans......................................     $1,838         $1,740
                                                                          ------         ------
Other real estate....................................................        559            561
                                                                          ------         ------
     Total non-performing assets.....................................     $2,397         $2,301
                                                                          ======         ======
Ratio of non-performing loans to total gross loans...................       3.27%          3.21%
Ratio of non-performing assets to total gross loans..................       4.27%          4.24%
Ratio of non-performing assets to total assets.......................       2.16%          2.16%
Ratio of allowance for possible loan losses to non-performing loans..      66.49%         70.86%
Ratio of allowance for possible loan losses to gross loans...........       2.17%          2.28%

OTHER EXPENSES
- --------------

Total other expenses increased $120 or 15% for the three-month period ended March 31, 1995 compared to the same period in the prior year. Of the total increase, $44 or 37% is attributable to an increase in salaries and employee benefits and the balance consists of increases in operating expenses due to the continued growth of Bank operations.

                      GREAT FALLS BANCORP AND SUBSIDIARIES



PART II - OTHER INFORMATION
- ---------------------------



ITEM 1 -  LEGAL PROCEEDINGS
- ---------------------------

None.


ITEM 2 -  CHANGES IN SECURITIES
- -------------------------------

None.


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
- -----------------------------------------

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The Corporation's annual meeting of stockholders (the "1995 Annual Meeting") was held on April 18, 1995. The following actions were taken at the 1995 Annual
Meeting:

1. Election of Directors.  In accordance with the nominations described
   ---------------------
   in the Corporation's definitive Proxy Statement dated March 31, 1995 (the "1995 Proxy Statement"), previously filed with the Commission, the two nominees, Messrs. George E. Irwin and Alfred R. Urbano, were elected at the 1995 Annual Meeting as Directors for three-year terms expiring in 1998 and until the election and qualification of their successors.

   The voting was as follows:

   NAME OF NOMINEE     VOTES FOR       VOTES WITHHELD
   ---------------     ---------       --------------
   George E. Irwin       506,605             336
   Alfred R. Urbano      506,605             336

   The names of the other Directors of the Corporation whose terms of office as Director continued after the 1995 Annual Meeting (and the year in which their respective terms will expire) are as follows: Joseph A. Lobosco (1996), John
   L. Soldoveri (1996), Marino A. Bramante (1997), Robert J. Conklin (1997), and William T. Ferguson (1997).

2. Adoption of the 1995 Stock Option Plan.  The proposal to adopt the Great
   --------------------------------------
   Falls Bancorp 1995 Stock Option Plan (the "1995 Plan") was approved by a majority of the votes cast at the 1995 Annual Meeting. Copies of the 1995 Plan were previously filed with the Commission, as (i) Exhibit 10.1 to the Corporation's Form 8-K filed for December 20, 1994 (date of earliest event reported), and (ii) Appendix A on pages A-1 through A-4, inclusive, of the 1995 Proxy Statement.

   The voting on the 1995 Plan was as follows:

   For...............  493,637
   Against...........   13,304
   Abstain...........        0
   Broker-Non-Votes..        0

ITEM 5 - OTHER INFORMATION
- --------------------------

The Corporation's acquisition of Family First Federal Savings Bank ("Family First") was completed as of the close of business on April 7, 1995. At that time, the merger of Family First into Great Falls Bank was consummated. This merger was reported on Form 8-K filed by the Corporation on April 21, 1995.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a) Exhibits.  None.
    --------

(b) Reports on Form 8-K.  Two reports on Form 8-K were filed during the
    -------------------
    quarter ended March 31, 1995, as follows:

1. On January 18, 1995, the Corporation filed Form 8-K reporting the adoption by the Corporation's Board of Directors, on December 20, 1994, of the Great Falls Bancorp 1995 Stock Option Plan, subject to approval of such plan by the Corporation's shareholders at the 1995 Annual Meeting.

2. On March 31, 1995, the Corporation filed Form 8-K reporting Family First's shareholders' approval of the merger with Great Falls Bank at a special meeting of Family First's shareholders held on March 20, 1995.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                GREAT FALLS BANCORP
                                (Registrant)



Date:   May 12, 1995            By: /s/ Naqi A. Naqvi
        ------------                ------------------------------------------
                                    Naqi A. Naqvi, Treasurer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)