Form 10QSB
period 1995-06-30
GREAT FALLS BANCORP
filed 1995-08-14
CIK 773845

              U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            Form 10-QSB


  (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        June 30, 1995

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


  For the transition period from              to

  Commission file number            0-14294


                           Great Falls Bancorp
  (Exact name of small business issuer as specified in its charter)


         NEW JERSEY                            22-2545165
   (State or other jurisdiction of  (IRS Employer
   incorporation or organization)   Identification No.)

    55 Union Boulevard, Totowa, New Jersey      07512
  (Address of principal executive offices)

                    (201) 942-1111
                  (Issuer's telephone number)


  Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
    past 90 days.  YES     X        NO



  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 1,069,750 shares at August 10, 1995.


  Transition Small Business Disclosure Format (check one);
  Yes               No     X

                   GREAT FALLS BANCORP AND SUBSIDIARIES

                               INDEX


                                                                 PAGE

PART  I  -  FINANCIAL INFORMATION


  Item  1  -  Financial Statements


    Condensed Consolidated Statements of Condition
       June 30, 1995 and December 31, 1994 . . . . . . . . . . . .  3


    Condensed Consolidated Statements of Income
       Three and Six months ended June 30, 1995 and 1994 . . . . . .4


    Condensed Consolidated Statements of Cash Flows
       Six months ended June 30, 1995 and 1994 . . . . . . . . . . .5


    Notes to Consolidated Financial Statements . . . . . . . . . . .6


Item  2 -  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .8



PART  II  -  OTHER INFORMATION

Items  1  through  6 . . . . . . . . . . . . . . . . . . . . . . . 13



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                  GREAT FALLS BANCORP AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                   (in thousands, except share data)

                                                June 30,
                                                    1995December 31,
                                               Unaudited       1994

ASSETS
CASH AND DUE FROM BANKS- Non-interest bearing   $ 5,901   $ 4,289
FEDERAL FUNDS SOLD                                1,400       -
          Total cash and cash equivalents         7,301     4,289
DUE FROM BANKS - Interest bearing                 1,038        42

SECURITIES:
    Available-for-sale, at fair value            38,770     25,403
    Held-to-maturity, at amortized cost          27,737     20,297
                                                 66,507     45,700

LOANS HELD FOR SALE                                 270          -
LOANS                                            84,045     54,009
 Less - Allowance for possible loan losses        2,056      1,233
          Net loans                              81,989     52,776

PREMISES AND EQUIPMENT, net                       1,234        664
OTHER REAL ESTATE                                 1,576        561
ACCRUED INTEREST RECEIVABLE                       1,430      1,031
INTANGIBLE AND OTHER ASSETS                       2,905      1,237
          Total assets                         $164,250   $106,682

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Demand
     Non-interest-bearing                       $29,309    $21,082
     Interest-bearing                            28,084     19,407
   Savings                                       23,681     18,649
   Time                                          62,193     30,481
          Total deposits                        143,267     89,619
ACCRUED INTEREST AND OTHER LIABILITIES            1,569        957
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE    3,313      2,700
REDEEMABLE SUBORDINATED DEBENTURES                4,970      4,963
          Total Liabilities                     153,119     98,239


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding    -          -
  Common Stock, par value $1 per share:
    4,000,000 shares authorized, 1,069,750
    and 816,190 shares outstanding                1,070        816
  Additional paid-in capital                     10,255      7,314
  Retained earnings                                 114        847
  Unrealized holding loss on
     securities available-for-sale                 (308)      (534)

Total shareholders' equity                        11,131     8,443
      Total liabilities and
      shareholders' equity                      $164,250  $106,682


        (See notes to Condensed Consolidated Financial Statements)
                                   3

                   GREAT FALLS BANCORP AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (Unaudited)



                                       Three Months Ended  Six Month Ended
                                            June 30,          June 30,

                                          1995     1994       1995  1994

INTEREST INCOME
    Interest on loans, including fees    $1,996     $1,155    $3,345    $2,276
    Interest on securities                1,043        443     1,711       838
    Interest on Federal Funds
      sold and deposits with banks           93         49       111        97

                    Total interest income 3,132      1,647     5,167     3,211

INTEREST EXPENSE
     Interest on deposits                 1,090        467     1,688       892
     Interest on borrowings                 159        121       315       236

          Total interest expense          1,249        588     2,003     1,128

          Net interest income             1,884      1,059     3,164     2,083

PROVISION FOR POSSIBLE LOAN LOSSES           90         30       150        60
     Net interest income after
      provision for possible loan losses  1,794      1,029     3,014     2,023

OTHER INCOME                                374        119       492       255
                                          2,168      1,148     3,506     2,278

OTHER EXPENSES
   Salaries and employee benefits           561        368       959       722
   Occupancy and equipment                  207        135       337       264
   Amortization of intangible
     assets and organizational costs         54         27        82        55
   Other operating expenses                 616        291       991       590

            Total other expenses          1,438        821     2,369     1,631

            Income before income taxes      730        327     1,137       647

PROVISION FOR INCOME TAXES                  230         93       380       219

            Net Income                     $500       $234      $757      $428

WEIGHTED AVERAGE SHARES OUTSTANDING       1,056        886       978       886


NET INCOME PER SHARE                      $0.47      $0.26     $0.77     $0.48


         (See notes to Condensed Consolidated Financial Statements)

                   GREAT FALLS BANCORP AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (Unaudited)

                                                  Six Months Ended
                                                       June 30
                                                    1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                         $  757     $  428
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       185        170
   Accretion of discount on securities, net            (85)        (4)
   Gain on sale of securities, net                     141          -
   Provision for possible loan losses                  150         60
   Increase (decrease) in accrued interest receivable  111       (151)
   Decrease in other assets                            (12)      (286)
   Increase in accrued interest and other liabilities  348        115

          Net cash provided by operating activities  1,595        332


CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                      (6,963)   (10,099)
     Sales                                           4,844      3,358
   Held-to-maturity securities -
     Purchases                                      (6,934)    (2,650)
     Maturities                                      5,276      2,250
   Net decrease in interest-bearing
  deposits with banks                                  735      1,252
   Net decrease in loans                            (3,329)    (2,963)
   Purchase of premises and equipment                 (580)      (143)
   Proceeds of sale of other real estate                 -        275

          Net cash used in investing activities     (6,951)    (8,720)


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                  3,839     10,650
   Increase in securities sold under
      the agreement to repurchase                      613        814
   Dividends paid                                     (129)       (61)
   Cash acquired through purchase transaction, net
     of cash paid                                    4,045       -

          Net cash provided by financing activities  8,368     11,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 3,012      3,015

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       4,289      5,790

CASH AND CASH EQUIVALENTS, END OF PERIOD            $7,301     $8,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for:
     Interest                                       $1,717     $1,001
     Income taxes                                      543        360
   Loans reclassified from other
  real estate back to loans                              -        485
   Common stock issued in purchase transaction       1,802         -


         (See notes to Condensed Consolidated Financial Statements)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at June 30, 1995 and December 31, 1994 and the consolidated results of operations and cash flows for three and six months ended June 30, 1995 and 1994. The financial statements include all adjustments which in the opinion of management are necessary in order to make a fair presentation of the financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.
These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1994. All financial information in this report is in thousands except per share data.



ACQUISITION

Great Falls Bancorp (the "Corporation") is continually seeking growth opportunities with minimal dilutions to the earnings.
In evaluating acquisitions, the Corporation conducts reviews that are necessary to identify risks as well as income potential and structure a transaction which allows it to manage the risks while earning a fair return on the investment.

As of close of business April 7, 1995, the Corporation consummated an acquisition. The Corporation, through its subsidiary Great Falls Bank ("Bank"), acquired the banking offices of Family First Federal Savings Bank ("Family First") located in Clifton, New Jersey in connection with the acquisition of the assets and liabilities of Family First by means of a merger of Family First with and into the Bank. Effective that date, the Bank opened for business banking offices formerly housing Family First branches under its name. The acquisition was accounted for as a purchase transaction and accordingly the Bank recorded all assets and liabilities of Family First on to its books.

The purchase price exceeded the fair market value of net assets acquired by approximately $734. The value assigned to assets acquired (primarily cash, securities and loans) was $51,912 and to liabilities assumed (primarily deposits) was $50,080

Dividend.

During June 1995, the Corporation's Board of Directors declared a 10% stock dividend followed by a cash dividend of 5 cents
($.05) per share, both of which are payable on July 31, 1995 to shareholders of record July 1, 1995. As a result of the declaration of the stock dividend, the number of the Corporations's outstanding shares as of June 30, 1995 increased to 1,069,750.

The financial information in this report have been adjusted to reflect the dividends as of June 30, 1995.

                   GREAT FALLS BANCORP AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION

ITEM 2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

This section presents a review of the Corporations's consolidated financial condition at June 30, 1995 and the results of operations for the three and six-month periods ended June 30, 1995 and 1994. Data is presented for both the Corporation and subsidiaries unless otherwise noted. The review should be read in conjunction with the audited annual financial statements, including notes thereto, included in the Form 10-KSB for the Corporation's most recently ended fiscal year ended December 31, 1994. The consolidated statement of condition as of June 30, 1995 and the statements of operations and cash flows for the three and six months ended June 30, 1995 and 1994 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Great Falls Bancorp and subsidiaries and the "Bank" as used herein refers to Great Falls Bank and subsidiaries. All dollar figures, except for per share data, are set forth in thousands.


A.  Financial Condition:  June 30, 1995 and December 31, 1994

As of June 30, 1995, the Corporation's total assets were $164,250 an increase of $57,568 or 54.0% compared to the amount reported at December 31, 1994. Of the total increase, $51,912 or 90.2%, is a direct result of the Family First acquisition. Cash and due from banks increased by $2,226 or 47.2% due to the acquired correspondent bank accounts. Federal funds sold increased from $0 to $1,400 as a result of Family First acquisition.


Investment Securities

Investment Securities totalled $66,507 at June 30, 1995, an increase of $20,807 or 45.5% compared to the amount reported at December 31, 1994, as a direct result of the acquisition. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total, 70.5% of the investments are in U.S. Government obligations, 23.0% in U.S. Government agency obligations and the balance in municipal and other securities.

In 1994, the Corporation adopted the Statement of Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the requirements of SFAS No. 115, the Corporation segregated its investment portfolio into held to maturity and available for sale. At June 30, 1995, based on the fair market value of its available for sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized loss in the amount of $308, net of taxes, as a component of shareholders' equity.

Loan Portfolio

The Corporation's loan portfolio net of allowance for possible loan losses at June 30, 1995 totalled $81,989, an increase of $29,213 or 55.4%, compared to the amount reported at December 31, 1994. Of the total increase, $26,304 or 90.0%, is related to the acquisition of Family First and the remaining due primarily to increased lending activity. Loans held for sale totalled $270, compared to $0 at December 31, 1994.

Other Real Estate

As of June 30, 1995, other real estate totalled $1,576, an increase of $1,015 or 180.9% when compared to the amount reported at December 31, 1994. Excluding the effect of the Family First acquisition, other real estate decreased by $151 or 24.9%

Deposits

Total deposits at June 30, 1995 were $143,267, an increase of $53,648 or 59.9% relative to the amount reported at December 31, 1994. Acquisition of Family First is the key factor in the posted deposit growth compared to the amount reported at December 31, 1994. Deposits acquired in the Family First acquisition totalled $49,809; excluding these deposits, total deposits increased by $3,959 or 4.4% over the amount reported at December 31, 1994.

Of the total increase, time deposits increased by $31,712 or 104.0%. Of that amount, $25,998 or 82.0% represented time deposits acquired from Family First and the remaining $5,714 or 18.0% was due to the growth in deposits. Savings deposits increased by $5,032 or 27.0% due to the $8,269 acquired from Family First coupled with a decrease of $3,237 compared to the amount reported at December 31, 1994. Demand deposits increased by $16,904 or 41.8%, of which $15,542 is attributable to the acquisition of Family First and the remaining $1,579 is due to the internal growth.

Liquidity

The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. It actively manages its liquidity position under the direction of the Bank's Asset and Liability Management Committee. At June 30, 1995, sources of liquidity include $6,939 in cash and due from banks, $1,400 in federal funds sold and investment securities available for sale of $34,021.

Capital

The following table summarizes the capital ratios at June 30, 1995:


                                Great Falls     Great Falls
                                  Bancorp       Bank            Required

Tier I leverage ratio               7.97%        6.41%           3%
Tier I risk based capital ratio    11.24%       11.26%           4%
Tier I and Tier II risk based
   capital ratio                   17.34%       12.77%           8%

B.  Results of Operations:  Three and Six months ended June 30, 1995 and 1994

The Corporation earned net income of $500 or $0.47 per share and $757 or $0.77 per share, for the three- and six-month periods ended June 30, 1995, compared to $234 or $0.26 per share and $428 or $0.48 per share, for the same period in 1994.

Interest income increased by $1,486 and $1,956 for the three- and six-month periods ended June 30, 1995 over the correspondent period in 1994. This record increase is primarily due to an increase in average earning assets related to the acquisition of Family First. Interest income on loans increased by $841 and $1,069 for the three- and six-month periods ended June 30, 1995. Interest income on investments increased by $644 and $887 for the three- and six-month periods ended June 30, 1995 over the corresponding period in 1994. The increase in interest income for both loans and investments to a greater extent is related to the acquisition.

Total interest expense increased by $661 and $875 for the three- and six-month periods ended June 30, 1995 over the corresponding period in the prior year. Interest expense on savings increased by $101 or 48.6% and $129 or 32.1% and interest on time deposits increased by $522 or 201.5% and $667 or 136.1% for the comparable periods. These increases are attributable to the increase in volume of rate related liabilities relative to the acquisition of Family First.

Provision for Possible Loan Loss

The provision for possible loan losses was $90 and $150 for the three- and six-month periods ended June 30, 1995 compared to $30 and $60 for the same period in the prior year. Since the acquisition of Family First in April 1995, management decided to increase the provision for possible loan losses in order to maintain adequate reserves in light of the added loan portfolio.

Management reviews the adequacy of the allowance for possible loan losses based on the results of its internal loan review, the Bank's loan loss experience, management's estimate of the potential loan loss exposure on each significant credit considering the underlying collateral and the borrower's ability to pay, and present and prospective economic conditions within the market area. Based on this evaluation and on the trends in internally classified loans, non-performing loans and charge-offs, management believes that the allowance for possible loan losses is adequate at this time.

The following table summarizes the composition of the Corporation's non-performing assets as of the dates indicated:


                                           June 30,   December 31,
                                               1995          1994

Loans past due 90 days and accruing          $  256         $    -
Non-accruing loans                            2,976          1,499
Renegotiated loans                              240            241

       Total non-performing loans            $3,472         $1,740
Other real estate                             1,576            561
       Total non-performing assets           $5,048         $2,301

Non-performing loans to total gross loans     4.13%          3.21%
Non-performing assets to total gross loans    6.15%          4.24%
Non-performing assets to total assets         3.07%          2.16%
Allowance for possible loan losses to
     non-performing loans                    59.22%         70.86%
Allowance for possible loan
     losses to gross loans                    2.45%          2.28%



Other Income

Other income increased by $255 or 214.2% and $237 or 92.9% for the three- and six-month periods ended June 30, 1995 compared to the same period in the prior year. Of the total increase, $141 is from the gain on sale of equity securities and the remainder is related to the acquisition of Family First.


Other Expenses

Total other expenses increased by $617 or 75.2% and $738 or 45.2% for the three- and six-month periods ended June 30, 1995 compared to the same period in the prior year. Of the total increase, $193 or 52.4% and $237 or 32.8% are attributable to increases in salaries and employee benefits for the comparable periods in the prior year. Occupancy and equipment expense increased by $72 or 53.3% and $73 or 27.7% for the comparable periods. Amortization of intangible assets increased by $27 or 100.0% and $27 or 49.1% for the comparable periods. Other operating expenses increased by $292 or 89.8% and $401 or 67.9% for the three- and six-month periods ended June 30, 1995 compared to the same period in prior year. The majority of these increases is directly related to the acquisition of Family First and in part to the general growth of the bank.

                     GREAT FALLS BANCORP AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

      The Corporation is party in the ordinary course of business, to litigations involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

Item 2 -  Changes in Securities

      During June 1995, the Corporation's Board of Directors declared a 10% stock dividend followed by a cash dividend of 5 cents ($.05) per share, both of which are payable on July
      31, 1995 to shareholders of record July 1, 1995.

      As a result of the declaration of the stock dividend, the number of the Corporation's outstanding shares as of June
      30, 1995 increased to 1,069,750.

      The financial information in this report for the second calendar quarter of 1995 has been adjusted to reflect the declaration of both the stock dividend and the cash dividend as of June 30, 1995.


Item 3 -  Default Upon Senior Securities

    None.

Item 4 -  Submission of Matters to a Vote of Security Holders

    None.

Item 5 -  Other information

      In May 1995, Mr. Richard Steuerwald was named a director of the Corporation's bank subsidiary, Great Falls Bank. Mr. Steuerwald previously served as a director of Family First Federal Savings Bank, which merged into Great Falls Bank in April, 1995.

Item 6 -  Exhibits and Reports on Form 8-K

    (a)    Exhibits.  None.

    (b) Reports on Form 8-K. Two reports on Form 8-K were filed during the quarter ended June 30, 1995, as follows:

           1. On April 21, 1995, the Corporation filed Form 8-K reporting on "Item 2, Acquisition or Disposition of Assets," the consummation of the merger of Family First Federal Savings Bank ("Family First") with and into the Corporation's bank subsidiary, Great Falls Bank, on April 7, 1995 and the issuance of stock of the Corporation and/or payment of cash to Family First's former shareholders. No financial statements were filed.

           2. On June 20, 1995 (the same Form 8-K was re-filed on July 13, 1995 upon SEC's request), the Corporation filed an amended Form 8-K relating to "Item 2, Acquisition or Disposition of Assets." This report provided that information contained in the original Form 8-K, described above, plus additional financial information concerning the financial statements effects of the merger of Family First into Great Falls Bank. The amended From 8-K included the following auditor's report, financial statements and notes thereto, and pro forma financial information and notes thereto:

           (a) Financial Statements of Business Acquired. The following financial statements of Family First Federal Savings Bank were filed as a part of this report:

                Independent Auditor's Report
                Statement of Financial Condition at June 30, 1994
                     and 1993
                Statements of Operations for Each of the Years in
                     the Two-Year Period Ended June 30, 1994
                Statement of Changes in Shareholders' Equity for
                     Each of the Years in the Two-Year Period Ended June
                       30, 1994
                Statements of Cash Flows for Each of the Years in
                     the Two-Year Period Ended June 30, 1994.
                Notes to Financial Statements
                Statement of Condition at March 31, 1995 and
                     December 31, 1994 (unaudited)
                Statements of Operations for the Nine-Month Periods
                     Ended March 31, 1995 and 1994 (unaudited)
                Statement of Cash Flows for the Nine-Month Periods
                     Ended March 31, 1995 and 1994 (unaudited)

           (b) Pro Forma Financial Information. The following pro forma financial information was filed as a part of this report:
                Pro Forma Combined Condensed Statements of
                     Condition (unaudited) as of March 1, 1995
                Pro Forma Combined Condensed Statements of
                     Operations (unaudited) for the Three Months Ended
                       March 31, 1995
                Pro Forma Combined Condensed Statements of
                     Operations (unaudited) for the Year Ended December
                       31, 1994
                Notes to Pro Forma Combined Condensed Financial
                     Statements

SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        GREAT FALLS BANCORP
                                        (Registrant)



  Date:  August 10, 1995                By: /s/ Naqi A. Naqvi
                                           Naqi A. Naqvi, Treasurer
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)

[ARTICLE] 9
[MULTIPLIER]  1,000

<PERIOD TYPE>                   3-MOS
[FISCAL-YEAR-END]                       DEC-31-1995
[PERIOD-START]                          JAN-01-1995
[PERIOD-END]                            JUN-30-1995
[CASH]                                         5901
[INT-BEARING-DEPOSITS]                         1038
[FED-FUNDS-SOLD]                               1400
[TRADING-ASSETS]                                  0
[INVESTMENTS-HELD-FOR-SALE]                   34021
[INVESTMENTS-CARRYING]                        27737
[INVESTMENTS-MARKET]                          27895
[LOANS]                                       84045
[ALLOWANCE]                                  (2056)
[TOTAL-ASSETS]                               164250
[DEPOSITS]                                   143267
[SHORT-TERM]                                      0
[LIABILITIES-OTHER]                            4882
[LONG-TERM]                                    4970
[COMMON]                                       1070
[PREFERRED-MANDATORY]                             0
[PREFERRED]                                       0
[OTHER-SE]                                    10061
[TOTAL-LIABILITIES-AND-EQUITY]               164250
[INTEREST-LOAN]                                3345
[INTEREST-INVEST]                              1711
[INTEREST-OTHER]                                111
[INTEREST-TOTAL]                               5167
[INTEREST-DEPOSIT]                             1688
[INTEREST-EXPENSE]                             2003
[INTEREST-INCOME-NET]                          3164
[LOAN-LOSSES]                                   150
[SECURITIES-GAINS]                                0
[EXPENSE-OTHER]                                2369
[INCOME-PRETAX]                                1137
[INCOME-PRE-EXTRAORDINARY]                        0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                                    757
[EPS-PRIMARY]                                  0.77
[EPS-DILUTED]                                     0
[YIELD-ACTUAL]                                    0
[LOANS-NON]                                    3472
[LOANS-PAST]                                    256
[LOANS-TROUBLED]                                  0
[LOANS-PROBLEM]                                   0
[ALLOWANCE-OPEN]                               1233
[CHARGE-OFFS]                                   417
[RECOVERIES]                                     51
[ALLOWANCE-CLOSE]                              2056
[ALLOWANCE-DOMESTIC]                              0
[ALLOWANCE-FOREIGN]                               0
[ALLOWANCE-UNALLOCATED]                           0

August 11, 1995



  Securities and Exchange Commission
  450 5th Street, North West
  Washington, DC   20549

  Re:                Great Falls Bancorp
                     Form 10-QSB, 2nd Quarter 1995


  Gentlemen:

                     Enclosed herewith for filing purposes to the Securities and Exchange Act of 1934, is the Form 10-QSB for the quarter ended June 30, 1995.





  Very truly yowrs,



  Naqi A. Naqvi
  Treasurer