Form 10QSB/A
period 1995-06-30
GREAT FALLS BANCORP
filed 1995-09-22
CIK 773845

                  U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                               Form 10-QSB/A
                              Amended Report

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

    (a)    Exhibits.  Ex. 27 - Financial Data Schedule

    (b) Reports on Form 8-K. Two reports on Form 8-K were filed during the quarter ended June 30, 1995, as follows:

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        GREAT FALLS BANCORP
                                        (Registrant)



Date:  September 22, 1995               By: /s/ Naqi A. Naqvi
                                        Naqi A. Naqvi, Treasurer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)