Form 10QSB
period 1995-09-30
GREAT FALLS BANCORP
filed 1995-12-01
CIK 773845

           U.S. Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-QSB


(Mark One)
   [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    September 30, 1995

   [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


   For the transition period from              to

   Commission file number            0-14294


                            Great Falls Bancorp
   (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                            22-2545165
    (State or other jurisdiction of(IRS Employer incorporation or organization)Identification No.)

     55 Union Boulevard, Totowa, New Jersey      07512
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



   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 1,069,750 shares at November 13, 1995.


   Transition Small Business Disclosure Format (check one);
   Yes               No     X

             GREAT FALLS BANCORP AND SUBSIDIARIES

                            INDEX


                                                               PAGE

PART  I  -  FINANCIAL INFORMATION


  Item  1  -  Financial Statements


    Condensed Consolidated Statements of Condition
       September 30, 1995 (unaudited) and December 31, 1994. . . .  2


    Condensed Consolidated Statements of Income
       Three and Nine Months ended
       September 30, 1995 and 1994 (unaudited). . . . . . . . . . . 3


    Condensed Consolidated Statements of Cash Flows
       Nine Months ended September 30, 1995 and 1994 (unaudited). . 4


    Notes to Condensed Consolidated Financial Statements (unaudited).5


Item  2 -  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . 6



PART  II  -  OTHER INFORMATION

Items  1  through  6 . . . . . . . . . . . . . . . . . . . . . . . . . 14



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

      GREAT FALLS BANCORP AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
       (in thousands, except share data)


                                        September 30,   December 31,
                                        1995            1994
                                        Unaudited

ASSETS
CASH AND DUE FROM BANKS
  Non-interest-bearing                        $  6,846         $ 4,289
FEDERAL FUNDS SOLD                               2,600               -
          Total cash and cash equivalents        9,446           4,289
DUE FROM BANKS - Interest-bearing                  846             424

SECURITIES:
  Available-for-sale, at fair value in 1995
  and lower of cost or market in 1994           39,779          25,403
  Held-to-maturity, at amortized cost           28,350          20,297
                                                68,129          45,700

LOANS HELD FOR SALE                                266               -
LOANS                                           84,346          54,009
 Less - Allowance for possible loan losses       2,096           1,233
          Net loans                             82,250          52,776

PREMISES AND EQUIPMENT, net                      2,042             664
OTHER REAL ESTATE                                1,534             561
ACCRUED INTEREST RECEIVABLE                      1,592           1,031
INTANGIBLE AND OTHER ASSETS                      2,895           1,237
          Total assets                        $169,000        $106,682

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Demand
     Non-interest-bearing                       $32,715        $21,082
     Interest-bearing                            27,686         19,407
   Savings                                       23,823         18,649
   Time                                          62,396         30,481
          Total deposits                        146,620         89,619
ACCRUED INTEREST AND OTHER LIABILITIES            2,918            957
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE    3,050          2,700
REDEEMABLE SUBORDINATED DEBENTURES                4,973          4,963
          Total Liabilities                     157,561         98,239


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding     -            -
  Common Stock, par value $1 per share:
  4,000,000 shares authorized, 1,069,750
      and 816,190 shares outstanding              1,070            816
  Additional paid-in capital                     10,255          7,314
  Retained earnings                                 436            847
  Unrealized holding loss on
     securities available-for-sale                 (322)          (534)

  Total shareholders' equity                      11,439         8,443
      Total liabilities and
       shareholders' equity                     $169,000      $106,682


(See notes to Condensed Consolidated Financial Statements)

GREAT FALLS BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)


                                                Three Months    Nine Months
                                                       Ended          Ended

                                                September 30,  September 30,

                                               1995     1994     1995    1994

INTEREST INCOME
    Interest on loans, including fees           $2,040  $1,275  $5,385 $3,551
    Interest on securities                       1,129     521   2,840  1,359
    Interest on Federal Funds
      sold and deposits with banks                  43      62     154    159

          Total interest income                  3,212   1,858   8,379  5,069

INTEREST EXPENSE
     Interest on deposits                        1,062     525   2,750  1,417
     Interest on borrowings                        158     114     473    350

          Total interest expense                 1,220     639   3,223  1,767

          Net interest income                    1,992    1,219  5,156  3,302

PROVISION FOR POSSIBLE LOAN LOSSES                  90       60    240    120
     Net interest income after
      provision for possible loan losses         1,902    1,159  4,916  3,182

OTHER INCOME                                       215      100    707    355
                                                 2,117    1,259  5,623  3,537

OTHER EXPENSES
   Salaries and employee benefits                  596      369  1,555  1,091
   Occupancy and equipment                         266      136    603    400
   Amortization of intangible
     assets and organizational costs                54       28    136     83
   Other operating expenses                        590      304  1,581    894

          Total other expenses                   1,506      837  3,875  2,468

          Income before income taxes               611      422  1,748  1,069

PROVISION FOR INCOME TAXES                         233      158    613    377

          Net Income                              $378     $264  $1,135  $692

WEIGHTED AVERAGE SHARES OUTSTANDING              1,069      886   1,009   886


NET INCOME PER SHARE                             $0.35    $0.30   $1.13  $0.78


(See notes to Condensed Consolidated Financial Statements)

     GREAT FALLS BANCORP AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands)
                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                             $ 1,135       $  692
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            298          255
   Accretion of discount on securities, net                 (74)          (1)
   Gain on sale of securities                               141            -
   Provision for possible loan losses                       240          120
   Increase in accrued interest receivable                  (51)        (169)
   Increase in other assets                                (129)        (403)
   Increase in accrued interest and other liabilities     1,676          290

          Net cash provided by operating activities       3,236          784

CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                           (8,975)     (24,218)
     Sales or maturities                                  6,929       12,121
   Held-to-maturity securities -
     Purchases                                          (10,795)      (2,650)
     Maturities                                           7,526        2,250
   Net decrease in interest-bearing
  deposits with banks                                       927        1,895
   Net (increase) in loans                               (3,676)      (4,097)
   Purchase of premises and equipment                    (1,473)        (154)
   Proceeds of sale of other real estate                      -          275

          Net cash used in investing activities          (9,537)      14,578)


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                       7,192       11,610
   Increase in securities sold under
      the agreement to repurchase                           350          980
   Dividends paid                                          (129)         (93)
   Cash acquired through purchase transaction             4,045            -


          Net cash provided by financing activities      11,458       12,497

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      5,157       (1,297)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            4,289        5,790

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $9,446       $4,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for:
     Interest                                            $2,961       $1,600
     Income taxes                                           561          495
   Loans reclassified from other
     real estate back to loans                                -          485
   Common stock issued in purchase transaction            1,802            -


(See notes to Condensed Consolidated Financial Statements)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited)


In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at September 30, 1995 and the consolidated results of operations and cash flows for three and nine months ended September 30, 1995 and 1994. The financial statements include all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1994.


ACQUISITION

Great Falls Bancorp (the "Corporation") is continually seeking growth opportunities with minimal dilutions to the earnings. In evaluating acquisitions, the Corporation conducts reviews that are necessary to identify risks as well as income potential and structure a transaction which allows it to manage the risks while earning a fair return on the investment.

As of close of business April 7, 1995, the Corporation consummated an acquisition. The Corporation, through its subsidiary Great Falls Bank ("Bank"), acquired the banking offices of Family First Federal Savings Bank ("Family First") located in Clifton, New Jersey. Effective that date, the Bank opened for business banking offices formerly housing Family First branches under its name. The acquisition was accounted for as a purchase transaction and accordingly the Bank recorded all assets and liabilities of Family First on to its books.

The purchase price exceeded the fair market value of net assets acquired by approximately $734,000. The value assigned to assets acquired and liabilities assumed is as follows:

Assets acquired (primarily cash, securities and leases) $51.9 million Liabilities assumed (primarily deposits) $50.1 million.

Acquisition of Bergen Commercial Bank. The Corporation entered into an Acquisition Agreement dated August 16, 1995 with Bergen Commercial Bank
(BCB). Pursuant to the Acquisition Agreement, the Corporation will acquire all of the outstanding BCB Common Stock solely in exchange for the Corporation's Common Stock on the basis of 1.7 shares of the Corporation's Common Stock for each outstanding share of BCB Common Stock. The Corporation's registration statement on Form S-4 with respect to such acquisition, Registration No. 33-62915, was declared effective by the Securities and Exchange Commission on November 9, 1995. Special Meetings of the respective shareholders of the Corporation and BCB are scheduled to be held on December 19, 1995. Assuming the receipt of all regulatory approvals, if the acquisition is approved during December, 1995 by the required votes of the shareholders of the Corporation and BCB, the acquisition is scheduled to become effective at the end of December, 1995.


At September 30, 1995, BCB has total assets of $74.3 million, total liabilities of $67.5 million and total shareholders' equity of $6.8 million.


IMPAIRED LOANS

The Corporation adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, as of January 1, 1995. SFAS No.

114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This statement is not applicable to large groups of smaller homogeneous loans, such as residential mortgage loans, credit card loans and consumer loans, which are collectively evaluated for impairment.

The Corporation had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting SFAS No. 114 and SFAS No. 118, no additional allowance for possible loan losses was required as of January 1, 1995.

A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with contractual terms. As of September 30, 1995 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                        Recorded        Valuation
                                        Investment      Allowance
                                            (in thousands)
Impaired loans -
  Valuation allowance required            $2,100          $ 516
  No valuation allowance required            429              -

  Total impaired loans                    $2,529          $ 516


This valuation allowance is included in the allowance for possible loan losses on the Corporation's statement of condition.

The average recorded investment in impaired loans for the nine-month period ended September 30, 1995 was $2.5 million.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $31,000 for the nine-month period ended September 30, 1995.


DIVIDEND

During September 1995, the Corporation's Board of Directors declared a cash dividend of 5 cents ($.05) per share payable on October 31, 1995 to shareholders of record October 1, 1995. The financial information in this report have been adjusted to reflect the dividends as of September 30, 1995.

GREAT FALLS BANCORP AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Corporation's consolidated financial condition as of September 30, 1995 and results of operations for the three- and nine-month periods ended September 30, 1995 and 1994 should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included in the Corporation's latest Annual Report on Form 10-KSB and the other information herein. The information as of September 30, 1995 and for the three- and nine-month periods ended September 30, 1995 and 1994 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations at those dates and for those periods. The term "Corporation" as used herein refers to Great Falls Bancorp and subsidiaries and the term "Bank" as used herein refers to Great Falls Bank and subsidiaries.


A.  Financial Condition:  September 30, 1995 and December 31, 1994

General. The Corporation's financial condition at September 30, 1995 compared to December 31, 1994 was primarily affected by the merger of Family First Federal Savings Bank into the Bank (the "Family First Merger"), which became effective at the close of business on April 7, 1995. Details regarding the Family First Merger were reported in the Corporation's Form 10-QSB for the quarter ended June 30, 1995 and Form 8-K/A filed July 13, 1995.

The increases of $62.3 million in total assets, $29.5 million in loans (net of allowance), $57.0 million in total deposits, and $3.0 million in shareholders' equity during the nine months ended September 30, 1995, were attributable to a large extent to the Family First Merger. The primary components of the $3.0 million increase in shareholders' equity during such nine-month period were the approximately $2.0 million increase in shareholders' equity resulting from the Family First Merger, net income of $1.1 million, and a $212,000 decrease in the unrealized loss on securities available for sale.

The Corporation's allowance for possible loan losses increased by $863,000, or 70.0%, during the nine months ending September 30, 1995, from $1,233,000 to $2,096,000. Net charge-offs of $416,000 were more than offset by the $1,039,000 addition related to the Family First Merger and provisions charged to operations in the amount of $240,000. During the nine months ended September 30, 1995, total nonperforming assets increased by 139%, from $2.3 million to $5.5 million. This $3.2 million increase was primarily due to the acquisition of approximately $5.1 million in nonperforming assets in connection with the Family First Merger in April, 1995; since the Merger approximately $1.5 million of the acquired nonperforming assets were restructured and are now performing, and approximately $400,000 were charged off. The Corporation also acquired approximately $1.0 million in ORE in the Family First Merger. See below, "Analysis of the Allowance for Possible Loan Losses".

As a result of the increase in total nonperforming loans during the first nine months of 1995, the amount of the allowance for possible loan losses at September 30, 1995 was 52.86% of nonperforming loans and 2.49% of total gross loans. On September 30, 1995, nonperforming loans were 4.70% of total gross loans, and nonperforming assets were 6.52% of total gross loans and 3.25% of total assets. In the opinion of management of the Corporation, the allowance for possible loan losses is adequate and the addition of the Family First loan portfolio will not have a material adverse impact on future operations. See "Asset Quality" below.

Investment Securities

Investment Securities totalled $68.1 million at September 30, 1995, an increase of $22.4 million or 49.1% compared to the amount reported at December 31, 1994, as a direct result of the Family First Merger.
Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total, 70.5% of the investments are in U.S. Government obligations, 23.0% in U.S. Government agency obligations and the balance in municipal and other securities.

In 1994, the Corporation adapted the Statement of Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the requirements of SFAS No. 115, the Corporation segregated its investment portfolio into held to maturity and available for sale. At September 30, 1995, based on the fair market value of its available for sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized loss in the amount of $322,000 net of taxes, as a component of shareholders' equity.


Loan Portfolio

The Corporation's loan portfolio net of allowance for possible loan losses at September 30, 1995 totalled $82.2 million, an increase of $29.4 million or 55.8%, compared to the amount reported at December 31, 1994. Of the total increase, $25.9 million, or 88.0%, is related to the Family First Merger and the remaining due primarily to increased lending activity. Loans held for sale totalled $270,000 compared to $0 at December 31, 1994.


Other Real Estate

As of September 30, 1995, other real estate totalled $1,534,000, an increase of $973,000 or 173.4% when compared to the amount reported at December 31, 1994. Excluding the effect of the Family First merger, other real estate decreased by $151,000.


Deposits

Total deposits at September 30, 1995 were $146.6 million, an increase of $57.0 million or 63.6% relative to the amount reported at December 31, 1994. The Family First Merger is the key factor in the posted deposit growth compared to the amount reported at December 31, 1994. Deposits acquired in the Family First Merger totalled $49.6 million; excluding these deposits, total deposits increased by $7.3 million or 8.1% over the amount reported at December 31, 1994.

Of the total increase, time deposits increased by $31.9 million or 104.7%. Of that amount, $26.1 million or 81.8% represented time deposits acquired from Family First and the remaining $5.8 million or 18.2% was due to the growth in deposits. Savings deposits increased by $5.1 million or 27.7% due to the $8.2 million acquired from Family First coupled with a decrease of $3.1 million compared to the amount reported at December 31, 1994. Demand deposits increased by $19.9 million or 49.2%, of which $15.3 million is attributable to the Family First Merger and the remaining $4.6 million is due to internal growth.

Liquidity

The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits.
It actively manages its liquidity position under the direction of the Bank's Asset and Liability Management Committee. At September 30, 1995, sources of liquidity include $7.7 million in cash and due from banks, $2.6 million in federal funds sold and investment securities available for sale of $39.8 million.

Capital Adequacy and Regulatory Matters

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Bank is subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking (Department). Such regulators have promulgated regulations which require the Corporation and the Bank to
maintain certain capital ratios.   The following table sets forth selected
regulatory capital ratios for the Corporation and the Bank and the required regulatory ratios at September 30, 1995:


                            Great FallsGreat Falls
                              Bancorp       Bank   Required

Tier I leverage ratio             7.63%      6.43%       3%
Tier I core capital ratio         6.54%      6.40%       4%
Tier I risk based capital ratio  10.99%     10.87%       4%
Tier I and Tier II risk based
 capital ratio                   16.83%     12.38%       8%



Asset Quality

The Corporation seeks to manage credit risk through diversification of its loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring policies. Over the last several years management has devoted increased resources to its lending department to remediate problem assets and improve loan review procedures. The senior lending officer is charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent applications of these procedures.

The Corporation's lending is concentrated in its local market area. Its non-performing loans primarily were made to the Corporation's customers who operated in northeastern New Jersey. The degree of risk inherent in all of the Corporation's lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to increase or decrease portfolio risk are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with levels of unemployment, tax rates, governmental actions and market conditions affecting the demand for credit among qualified borrowers, are also important determinants of the risk inherent in the Corporation's lending.

General economic conditions in the State of New Jersey have improved over the past year. Interest rates have decreased, due in part to action by the Federal Reserve Board, and real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

The components of nonperforming assets are delinquent loans, nonperforming assets and renegotiated loans. Each component is discussed in greater detail below. Nonperforming assets consist of nonaccrual loans, accruing loans past due 90 days or more delinquent, and ORE. It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial loan or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced.

Loans are considered renegotiated if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation has renegotiated certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed and collateral that is in the Corporation's possession and under its control without legal transfer of title.

At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations.

The following table sets forth the composition of the Corporation's nonperforming assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Corporation had no foreign loans.


                                          September 30,     December 31,
                                                1995              1994

Loans past due 90 days and accruing          $ 1,724            $    -
Non-accruing loans                             2,001             1,499
Renegotiated loans                               240               241

     Total non-performing loans               $3,965            $1,740

Other real estate                              1,534               561
     Total non-performing assets              $5,499            $2,301


Asset Quality Ratios
Non-performing loans to total gross loans       4.70%             3.21%
Non-performing assets to total gross loans      6.52%             4.24%
Non-performing assets to total assets           3.25%             2.16%
Allowance for possible loan losses to
   non-performing loans                        52.86%            70.86%
Allowance for possible loan losses
        to gross loans                          2.49%             2.28%



During the nine months ended September 30, 1995, gross interest income of $260,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest was included on such loans during such period. The Corporation had no restructured loans during this period.

All amounts in renegotiated loans predate the Family First Merger and such loans were essentially unchanged during the nine-month period from December 31, 1994 to September 30, 1995. The $1.7 million increase in loans past due 90 days and accruing, the $502,000 increase in non-accruing loans, and the increase in ORE during this period from $561,000 to $1.5 million, were all primarily attributable to the Family First Merger.


Analysis of the Allowance For Possible Loan Losses

The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the

Corporation's market, and other factors affecting credit quality.
Management believes the allowance for possible loan losses at September 30, 1995 of $2.1 million, or 52.86% of nonperforming loans, was adequate.

The Corporation's management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

At September 30, 1995, the allowance for possible loan losses was $2.1 million as compared to $1.2 million at December 31, 1994. The following table represents transactions affecting the allowance for possible loan losses during the nine-month period ended September 30, 1995.





                                                        (in thousands)

Balance at beginning of period, December 31, 1994               $1,233

Charge-offs:
  Commercial, financial and agricultural                           297
  Real estate--mortgage                                            174
  Installment loans to individuals                                  19
                                                                   490
Recoveries:
  Commercial, financial and agricultural                            72
  Real estate--mortgage                                              0
  Installment loans to individuals                                   2
                                                                    74

Net charge-offs                                                    416

Increase in the allowance (1)                                    1,039
Provision charged to operations
   during the nine-month period                                    240

Balance at end of period, September 30, 1995                    $2,096

Ratio of net charge-offs during the
nine-month period to average loans
outstanding during that period                                   0.57%



(1) The $1,039 increase in the allowance for possible loan losses is directly related to the Family First Merger. This amount was the amount of the allowance of possible loan losses on Family First's books which was transferred to the Corporation's books upon consummation of the Family First Merger.

Allocation of the Allowance for Possible Loan Losses

The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts (dollars in thousands), the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at September 30, 1995.

Balance at September 30, 1995
applicable to:                                             Percent of
                                                        loans in each
                                            Percent of    category to
                                Amount       Allowance    total loans
Commercial, financial
  and agricultural              894             43%             35%
Real estate--mortgage           398             19%             48%
Installment loans
  to individuals                143              7%             17%
Unallocated                     661             31%            n.a.

  Total                      $2,096            100%            100%


Management has determined from continued evaluation of the various elements of the loan portfolio, previous charge-off experience, collateral evaluation and borrower's credit histories, that different risks are associated with each loan category. Accordingly, management has assigned general reserve percentages within each loan category, in addition to specific reserves allocated to individual loans within each category.




B.  Results of Operations:  Three and Nine Months ended September 30, 1995

General. The Corporation's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of noninterest income, which primarily consists of service fees on deposit accounts and other income. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE reserves.

The operations of the Corporation and the entire banking industry are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of real estate, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the market area.

Nine Months Ended September 30, 1995. The Corporation's net income was $1,135,000 for the nine months ended September 30, 1995, an increase of $443,000 or 64.0% over the first nine months of 1994.

The $3.3 million increase in total interest income during the nine months ended September 30, 1995 relative to the comparable period in 1994 was attributable primarily to the increase in income-yielding assets resulting from the Family First Merger. The $352,000 increase in other income, from $355,000 in the first three quarters of 1994 to $707,000 for the comparable period in 1995, also contributed to the increase in net income. This increase in other income was attributable primarily to the Family First Merger, coupled with gain on the sale of securities, including primarily a one-time capital gain of approximately $140,000 realized from a sale of equity securities available for sale during the second quarter.

The $1.5 million increase in total interest expense during the first nine months of 1995 relative to the first nine months of 1994 resulted primarily from the increase in deposits resulting from the Family First Merger. The $1.4 million increase in other expenses during the first nine months of 1995 compared to the comparable period in 1994 was mainly attributable to increases of $687,000 in other operating expenses, $464,000 in salaries and employee benefits, and $203,000 in occupancy and equipment expense, which were mainly attributable to the Family First Merger, as well as increases generally resulting from the Corporation's continued growth.

The provision for possible loan losses for the nine months ended September 30, 1995 was $240,000 compared to $120,000 during the first nine months of the prior year. Management increase the provision primarily as a result of the increase in its loan portfolio resulting from the Family First Merger.

Three Months Ended September 30, 1995. The Corporation's net income for the three months ended September 30, 1995 was $378,000 compared to $264,000 for the third quarter of 1994. Net interest income for the third quarter of 1995 was $1,992,000 compared to $1,219,000 during the third quarter of the prior year. This increase was due to the Family First Merger, which resulted in an increase in earning assets, coupled with an increase in-rate-related liabilities. Total other expenses increased during the third quarter of 1995 compared to the third quarter of 1994 by $669,000, from $837,000 to $1,506,000. This increase is primarily due to the Family First Merger which resulted in increased personnel expenses, occupancy and equipment expenses and other operating expenses. Other income increased from $100,000 to $215,000 during the third quarter of 1995 compared to the three months ended September 30, 1994. The provision for possible loan losses for the third quarter of 1995 increased by $30,000, to $90,000, compared to the $60,000 provision for the third quarter of 1994.


Some Specific Factors Affecting Future Results of Operations. Management is aware of certain specific factors which should have a favorable impact on the Corporation's results of operations during the coming year. Most importantly, amortization of intangible assets related to the original acquisition of the Bank's main office in 1986 (which includes core deposits and goodwill) will be substantially completed by the end of 1995. Such amortization is being expensed at the rate of approximately $110,000 per year for a 10-year period. In addition, certain post-acquisition payroll expenses related to the Family First Merger, which contributed approximately $60,000 to employee expense during the second and third quarters of 1995, will not be incurred after October, 1995. On the other hand, as noted above, the Corporation realized a one-time capital gain of $140,000 from the sale of securities during the second quarter of 1995. Also, the Corporation is now amortizing goodwill related to the Family First Merger at the rate of $108,000 annually.

Although future movement of interest rates cannot be predicted with certainty, the interest rate sensitivity of the Corporation's assets and liabilities are such that a decline in interest rates during the next few months would have a favorable impact on the Corporation's results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

Acquisition of Bergen Commercial Bank. The Corporation entered into an Acquisition Agreement dated August 16, 1995 with Bergen Commercial Bank
(BCB). Pursuant to the Acquisition Agreement, Great Falls Bancorp will acquire all of the outstanding BCB Common Stock solely in exchange for the Corporation's Common Stock on the basis of 1.7 shares of the Corporation's Common Stock for each outstanding share of BCB Common Stock. The Corporation's registration statement on Form S-4 with respect to such acquisition, Registration No. 33-62915, was declared effective by the Securities and Exchange Commission on November 9, 1995. Special Meetings of the respective shareholders of the Corporation and BCB are scheduled to be held on December 19, 1995. Assuming the receipt of all regulatory approvals, if the acquisition is approved during December, 1995 by the required votes of the shareholders of the Corporation and BCB, the acquisition is scheduled to become effective at the end of December, 1995.

GREAT FALLS BANCORP AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

    The Corporation and its subsidiaries are parties in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

Item 2 -  Changes in Securities

    None.


Item 3 -  Default Upon Senior Securities

    None.

Item 4 -  Submission of Matters to a Vote of Security Holders

    None.

Item 5 -  Other information

    None.

Item 6 -  Exhibits and Reports on Form 8-K

    (a)   Exhibits.  None.

    (b) Reports on Form 8-K. Two reports on Form 8-K (including Form 8-K/A) were filed during the quarter ended September 30, 1995, as follows:

          - Form 8-K/A dated July 13, 1995, reporting (1) in Item 2, "Acquisition or Disposition of Assets", details of the Corporation's acquisition of Family First Federal Savings Bank by merger of Family First into Great Falls Bank effective on April 7, 1995, and (2) in Item 7, "Financial Statements and Exhibits", both financial statements of the business acquired and pro forma financial information. The consent of KPMG Peat Marwick LLP was attached as Exhibit 23.1 to such Form 8-K/A.

          - Form 8-K dated August 16, 1995, reporting in Item 5, "Other Events", the Corporation's execution of the Acquisition
          Agreement with respect to the acquisition of all of the outstanding shares of common stock of Bergen Commercial Bank.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        GREAT FALLS BANCORP
                                        (Registrant)



Date:  November 14, 1995                By: /s/ Naqi A. Naqvi
                                        Naqi A. Naqvi, Treasurer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)