Form 10KSB
period 1995-12-31
GREAT FALLS BANCORP
filed 1996-03-29
CIK 773845

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from _______ to ________

                         Commission file number 0-14294

                              GREAT FALLS BANCORP
                 (Name of small business issuer in its charter)

     NEW JERSEY                                22-2545165
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)


     55 Union Boulevard, Totowa, New Jersey              07512
     (Address of principal executive offices)         (Zip Code)

     Issuer's telephone number:   (201) 942-1111

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class       Name of each exchange
                                    on which registered
                  NONE
           -------------------       ---------------------------

Securities registered under section 12 (g) of the Exchange Act:

               Common Stock, par value $1 per share
               ------------------------------------
                    (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO
    -----------      ---------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
 amendment to this Form 10-KSB.  [    ]

     State issuer's revenues for the most recent fiscal year.
    $19,610,000
  --------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

        $20,989,614.00 as of February 29, 1996.  For purposes of this
       ----------------------------------------
     calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, was as follows: 1,709,949 shares of
                                                            -------------------
common stock as of March 25, 1996.
---------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1993 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Information in the Corporation's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 9 through 12, inclusive.


     Transitional Small Business Disclosure Format (check one):

     Yes _______   No    X
                      -------

                                     PART I

Item 1 - BUSINESS

THE HOLDING COMPANY

The Corporation is organized as a business corporation under the laws of the State of New Jersey and registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the Bank Holding Company Act ("Holding Company Act"). The Corporation was incorporated in 1984. In 1985, it obtained a charter for Great Falls Bank ("GFB") (see "SUBSIDIARY BANKS" below).

It was reported last year that for several years the Corporation had been considering ways to expand its banking operations in the communities served by GFB and surrounding communities. These efforts resulted in two significant acquisitions for the Corporation during 1995. First, during April, 1995, the Corporation consummated the acquisition of Family First Federal Savings Bank ("Family First"), of Clifton, New Jersey. That acquisition took the form of a merger of Family First into GFB, which was the survivor of the merger. Second, as of the close of business on December 31, 1995 the Corporation acquired all of the outstanding stock of Bergen Commercial Bank ("BCB") (see "SUBSIDIARY BANKS" below) solely in exchange for the Corporation's common stock. As a result of that second acquisition, the Corporation became the owner of two New Jersey-chartered banks.

The Corporation's only substantive business activity is the ownership and operation of GFB and BCB (the "Bank Subsidiaries").

During the last three years, the Corporation has demonstrated continued growth in its business. As of December 31, 1995, the Corporation's consolidated assets were $253.0 million, as compared with consolidated assets of $168.3 million at December 31, 1994. Net income for the year ended December 31, 1995 was $2,072,000 ($1.15 per share), up from $1,486,000 ($0.98 per share) in 1994 and
$1,301,000 ($.87 per share) in 1993. After declaring cash dividends totaling $.15 per share during 1994, the Corporation declared total dividends of $.215 per share during 1995. Financial results for years prior to 1995 have been restated to include BCB which was accounted for as a pooling of interests. The financial results for periods prior to April 7, 1995 do not include Family First since the acquisition of Family First was accounted for as a purchase.

Great Falls Financial Services, Inc. is a wholly-owned nonbank subsidiary of the Corporation. Its original purpose was to lease financial data processing equipment and software from a third party and sublease same at cost to the Subsidiary Banks. This entity is currently inactive.

 SUBSIDIARY BANKS

GFB received its charter from the New Jersey Department of Banking (the "Department") in 1985 and commenced operations as a commercial bank in January, 1986 at its main office located at 55 Union Boulevard, Totowa, New Jersey. GFB has a total of five branches, all of which are located in Passaic County, New Jersey. GFB has operated a branch at 150 Clove Road, Little Falls, New Jersey, since March, 1988. During mid-1995 GFB opened a new branch in Totowa, New Jersey, in addition to the two branches it acquired in the merger with Family First during April, 1995.

GFB conducts a general commercial and retail banking business encompassing a wide range of traditional deposits and lending functions. In the lending area, the services offered by GFB are a broad variety of lending activities, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit, and consumer installment loans. In the depository area, GFB offers a broad variety of deposit accounts, including consumer and commercial checking accounts and NOW accounts. GFB also offers other customary banking services.

BCB was incorporated in New Jersey in 1987 and commenced its banking operations in February, 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. In addition to its main office at Two Sears Drive in Paramus, New Jersey, BCB has two branch offices in Hasbrouck Heights and Wood-Ridge, New Jersey. BCB also offers other customary banking services.

Each of the Subsidiary Banks has a wholly-owned investment company subsidiary whose function is to manages its securities portfolio. The investment companies were formed to separate the Subsidiary Banks' investment portfolio functions and responsibilities from their regular banking operations and to increase the net yield of their respective investment portfolios.


COMPETITION

The Corporation, through the Subsidiary Banks, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies, and credit unions. A substantial number of offices of competing financial institutions are located within the Subsidiary Banks' respective market areas. The past trend toward consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as the Subsidiary Banks to compete with large, national and regional banking institutions. Several of the Subsidiary Banks' competitors are affiliated with major banking and financial institutions which are substantially larger and have far greater financial resources than the Subsidiary Banks.

Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service. Rate competition is intense, especially in the area of time deposits. The Subsidiary Banks compete with larger institutions with respect to the rates of interest they offer. From a service standpoint, the Subsidiary Banks' competitors, by virtue of their superior financial resources, have substantially greater lending limits than the Subsidiary Banks are able to provide. Such competitors also perform certain functions for their customers, such as trust, brokerage, and international services, which the Subsidiary Banks have chosen not to provide.


SUPERVISION AND REGULATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business, limit its management's options to deploy assets and maximize income, and may significantly limit the activities of institutions which do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Corporation and the Subsidiary Banks by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of stock of the Corporation or the Subsidiary Banks.

The following is a brief summary of certain statutes, rules and regulations affecting the Corporation and the Subsidiary Banks. A number of other statutes and regulations and governmental policies have an impact on their operations. The Corporation is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Regulation

The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company

Act"). As such, it is subject to supervision and regulation by the Federal Reserve. The Corporation is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Corporation also is subject to regular examination by the Federal Reserve and is subject to regulation by the Department.

A policy of the Federal Reserve requires the Corporation to act as a source of financial and managerial strength to the Subsidiary Banks, and to commit resources to support the Subsidiary Banks. In addition, any loans by the Corporation to the Subsidiary Banks would be subordinate in right of payment to deposits and certain other indebtedness of the Subsidiary Banks. At December 31, 1995, the Corporation had approximately $5.7 million in financial resources in addition to its investment in the Subsidiary Banks. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

Holding Company Activities

With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The activities of the Corporation are subject to these legal and regulatory limitations under the Holding Company Act and the related Federal Reserve regulations. Notwithstanding the Federal Reserve's prior approval of specific nonbanking activities, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. Bank holding companies and their subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

Acquisitions of Bank Holding Companies and Banks

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Corporation or the Subsidiary Banks. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Corporation or a subsidiary bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Corporation or the Subsidiary Banks.

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions. GFB was notified in April, 1995, and BCB was notified in November, 1995, that they had received a "Satisfactory" Community Reinvestment Act ("CRA") rating as a result of its most recent CRA examination. This rating means that GFB has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources. In addition, the Corporation is subject to various requirements under New Jersey laws concerning future acquisitions, and a company desiring to acquire the Corporation also may be subject to such laws, depending upon the nature of the acquired and the means by which the acquisition would be accomplished.

The Holding Company Act prohibits the Federal Reserve from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. The State of New Jersey has enacted reciprocal interstate banking statutes that authorize banks and their holding companies in New Jersey to be acquired by banks or their holding companies in states which also have enacted reciprocal banking legislation, and permits New Jersey banks and their holding companies to acquire banks in such other states. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before such person or persons may acquire control of the Corporation or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

 Holding Company Dividends and Stock Repurchases.

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

As a bank holding company, the Corporation is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Corporation's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve.

Bank Regulation

As state-chartered banks which are not members of the Federal Reserve System, the Subsidiary Banks are subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). Prior approval of the FDIC is required for the Subsidiary Banks to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Subsidiary Banks are also subject to regulation and supervision by the Department. In addition, the Subsidiary Banks are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

The FDIC and the Department regularly examine the operations of the respective Subsidiary Banks and their condition, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Subsidiary Banks' depositors and the Bank Insurance Fund ("BIF") and not the Subsidiary Banks' stockholder. In addition, the Subsidiary Banks are required to furnish quarterly and annual reports to the FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

  The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision, which require such banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Regulatory Capital Requirements."

Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

Bank Dividends

New Jersey law permits the Subsidiary Banks to declare dividends only if, after payment thereof, their capital would be unimpaired and their remaining surplus would equal at least 50 percent of their capital. Under the FDIA, the Subsidiary Banks are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 1995, the Subsidiary Banks met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required thereby from paying dividends or making other capital distributions without the permission of the FDIC. See "--Holding Company Dividends and Stock Repurchases."

Restrictions Upon Intercompany Transactions

The Subsidiary Banks are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Corporation and other affiliates. Such restrictions prevent the Corporation and such other affiliates from borrowing from the Subsidiary Banks unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such secured loans and other transactions by each of the Subsidiary Banks are generally limited in amount as to the Corporation and as to any other affiliate to 10% of the Subsidiary Bank's capital and surplus and as to the Corporation and all other affiliates to an aggregate of 20% of the Subsidiary Bank's capital and surplus. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Subsidiary Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

Real Estate Lending Guidelines

Under FDIC regulations, state banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Deposit Insurance

Since the Subsidiary Banks are FDIC member institutions, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC, and the Subsidiary Banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Such premiums currently range from 0.23% to 0.31% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards:
(i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rates range from 0.23% of deposits for well-capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

The Subsidiary Banks are both deemed "well capitalized" institutions for deposit insurance assessment purposes. The annual deposit insurance assessment rates for 1995 and 1994 for both GFB and BCB were 0.23%.

Proposed Standards for Safety and Soundness

Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have proposed standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards, when they are established, would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation believes that the Subsidiary Banks meet the standards which have been proposed, which require a maximum level of classified assets to total capital and ineligible allowance no greater than 1.0, and earnings sufficiency, which requires, among other things, that a bank be in compliance with its regulatory capital standards and that it continue to comply with these capital standards if it sustained a loss over the next four quarters equal to its net loss for the last four quarters.

Enforcement Powers

The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Corporation or its Subsidiary Banks are engaging in "unsafe or unsound banking practices." In addition, the federal bank regulatory authorities are empowered to impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things. Financial institutions, and directors, officers, employees, controlling shareholders, agents, consultants, attorneys, accountants, appraisers and others associated with a depository institution are subject to the imposition of fines, penalties, and other enforcement actions based upon the conduct of their relationships with the institution.

  Under the FDIA, the FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances, including: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution;
(iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital; (v) appointment of a conservator or receiver by a state banking authority, such as the Department; (vii) the institution's assets are less than its obligations to its creditors and others; (viii) substantial dissipation in the institution's assets or earnings due to violation and statute or regulation or unsafe or unsound practice; (ix) a willful violation of a cease and desist order that has become final; (x) an inability of the institution to pay its obligations or meet its depositors' demands in the normal course of business; or (xi) any concealment of the institution's books, records or assets or refusal to submit to examination.

Under the FDIA, the FDIC as a conservator or receiver of a depository institution has express authority to repudiate contracts with such institution which it determines to be burdensome or if such repudiation will promote the orderly administration of the institution's affairs. Certain "qualified financial contracts", defined to include securities contracts, commodity contracts, forward contracts, repurchase agreements, and swap agreements, generally are excluded from the repudiation powers of the FDIC. The FDIC is also given authority to enforce contracts made by a depository institution notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions also are prohibited from entering into contracts for goods, products or services which would adversely affect the safety and soundness of the institutions.

Regulatory Capital Requirements

The Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

The regulations of the Federal Reserve and the FDIC require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the Federal Reserve and the FDIC require bank holding companies and state non-member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a Tier 1 or core capital requirement and a Tier 2 or supplementary capital requirement. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, primarily goodwill. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios, (i) supplementary capital is limited to no more than 100% of core capital, and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses which may be included as capital to 1.25% of total risk-weighted assets.

FDICIA required the federal banking regulators to revise their risk-based capital rules to take adequate account of interest rate risk, concentration of credit risk, and the risks of non-traditional activities. The federal banking regulators, including the Federal Reserve and the FDIC, have issued a proposed rule that would add an interest rate risk component to the currently effective risk-based capital standards. Under the proposal, bank holding companies and banks with higher exposures to interest rate risk may be required to maintain higher levels of capital. In addition, the federal banking regulators have proposed regulations which allow the FDIC to increase regulatory capital requirements on a case-by-case basis based upon the factors including the level and severity of problem and adversely classified assets and loan portfolio and other concentrations of credit risk.

At December 31, 1995, the Corporation's total risk-based capital and leverage capital ratios were 16.77% and 8.28%, respectively. The minimum levels established by the regulators for these measures are 8.00% and 3.00%, respectively.

FDICIA also required the federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. The FDIC has issued final regulations establishing these capital levels and otherwise implementing FDICIA's prompt corrective action provisions. Under FDICIA and these regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements.

Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. A critically undercapitalized institution is prohibited from making payments of principal or interest on its subordinated debt, except with respect to debt as approved by the FDIC or, until July 15, 1996, with respect to subordinated debt outstanding on July 15, 1991 and not extended or otherwise renegotiated after July 15, 1991. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2%, nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION

The earnings of the Corporation, through the Subsidiary Banks, are and will be affected by domestic and international economic conditions and the monetary and fiscal policies of the United States and foreign governments and their agencies.

The Federal Reserve Board's monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of non-earning reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

From time to time, proposals are made in the United States Congress, the New Jersey Legislature, and various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict whether any of these proposals will be adopted and any impact of such adoption on the business of the Corporation and/or the Subsidiary Banks.

The Subsidiary Banks are also subject to various Federal and State laws such as usury laws and consumer protection laws.


Employees

As of December 31, 1995, the Corporation employed a total of approximately 116 employees, including 99 full-time employees. Management considers relations with employees to be satisfactory.



Item 2 - PROPERTIES

The Corporation does not own or lease any land, buildings or equipment. GFB leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such main office leased space is owned by a general partnership of which the Corporation's chairman and vice chairman are both partners. GFB also leases space for its four other branches in Totowa, Little Falls and Clifton, New Jersey. GFB also leases its computer hardware and software, through the Corporation's nonbank subsidiary Great Falls Financial Services, Inc. BCB leases its main office as well as its two branch offices.

In the opinion of management, all such leased properties are adequately covered by insurance and leased at fair rentals.

For further information regarding the Subsidiary Banks' lease obligations, see
Note 13 of the Corporation's Notes to Consolidated Financial Statements for the year ended December 31, 1995, contained in its 1995 Annual Report to Shareholders (see Exhibit 13.2 to this Form 10-KSB).



Item 3 - LEGAL PROCEEDINGS

The Corporation and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Corporation, which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Corporation.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

One matter was submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1995. At a Special Meeting of the Corporation's shareholders held on December 19, 1995, the shareholders approved the Corporation's acquisition of the stock of Bergen Commercial Bank ("BCB") pursuant to the Acquisition Agreement and Plan of Acquisition dated August 16, 1995. Approval by a majority of the Corporation's shares present at the special meeting was required by law. The votes were cast as follows:

In favor of the Acquisition: 575,846 shares, constituting 99.5% of the shares present, and 53.8% of shares outstanding.

Against the Acquisition:  1,477 shares.

Abstentions:  1,366 shares

Broker nonvotes:  0 shares

The Special Meeting did not involve the election of directors. However, following the results of the Special Meeting the Corporation's Board of Directors voted to expand the Board from seven to ten members and to add three new directors affiliated with BCB, namely, Anthony M. Bruno, Jr., C. Mark Campbell, and Charles J. Volpe, effective upon consummation of the acquisition, which occurred at 11:59 p.m. on December 31, 1995.

The special meeting of shareholders and related vote were reported on Form 8-K filed on December 28, 1995, which is incorporated herein by reference.

                                    PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock was held by approximately 935 holders of record on December 31, 1995, and is traded in the over-the-counter market.

The following table indicates the range of high and low closing bid prices of the Common Stock, as reported by Ryan, Beck & Co., a principal market maker in the Corporation's stock, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The price quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The stock prices and cash dividends have been adjusted to take into account the effect of stock dividends paid in 1995 and 1994.


                                                       Cash
                                                    Dividends
                                   Bid Price        Declared(1)
                                 --------------    ------------
                                  High    Low
                                 ------  ------
Year Ended December 31, 1994:
  First Quarter                  $ 9.50  $ 9.09      $.033
  Second Quarter                   9.71    9.30       .036
  Third Quarter                   10.68   10.23       .036
  Fourth Quarter                  12.50   11.14       .045
Year Ended December 31, 1995:
  First Quarter                   10.91   10.68       .045
  Second Quarter                  12.73   11.36       .050
  Third Quarter                   12.50   12.50       .050
  Fourth Quarter                  19.25   17.00       .070

---------------------

(1) The 1995 and 1994 dividends were declared during the indicated quarters as quarterly dividends.

The Corporation's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions which are potentially applicable. (See above, Item 1--BUSINESS, "SUPERVISION AND REGULATION--Bank Holding Company Regulation--Holding Company Dividends and Stock Repurchases"; and "Bank Regulation-- Bank Dividends.") However, management does not expect any of such restrictions to become applicable so long as the Corporation and the Subsidiary Banks continue to operate profitably.


Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-B is incorporated by reference to pages 2 through 13, inclusive, of the Corporation's 1995 Annual Report to Shareholders.

Such information is also included as Exhibit 13.1 hereto.


Item 7A - FINANCIAL STATEMENTS

The information required by Item 301(a) of Regulation S-B is incorporated by reference to pages 14 through 27, inclusive, of the Corporation's 1995 Annual Report to Shareholders.

                                                            Page of
                                                         Annual Report
                                                        to Shareholders
                                                        ---------------

Report of Independent Public Accountants                   27

Great Falls Bancorp and Subsidiaries
     Consolidated Statements of Condition as
        of December 31, 1995 and 1994                      14
     Consolidated Statements of Income for the Years
        Ended December 31, 1995, 1994 and 1993             15
     Consolidated Statements of Changes in
        Shareholders' Equity for the Years
        Ended December 31, 1995, 1994 and 1993             15
     Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1995, 1994 and 1993       16
     Notes to Consolidated Financial Statements
        (Notes 1-17)                                    17-26

Such information is also included Exhibit 13.2 hereto.

Item 7B - SUPPLEMENTARY DATA

No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Directors and Executive Officers: Information required by Item 401 of Reg. S-B is contained on pages 2-5 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

     B.  Other Significant Employees:  Not applicable.

     C. Family Relationships: John L. Soldoveri, Chairman and Chief Executive Officer of the Corporation and Chairman of GFB, is the uncle of Anthony M. Bruno, Jr., Vice Chairman and Executive Vice President of the Corporation and Chairman of BCB. C. Mark Campbell, a director of the Corporation and President of BCB, is Mr. Bruno's brother-in-law.

     D.  Involvement in Certain Legal Proceedings:  Not applicable.

     E. Compliance with Section 16(a) of the Exchange Act: Information required by Item 405 of Reg. S-B is contained on page 26 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.



Item 10 - EXECUTIVE COMPENSATION

     Information required by Item 402 of Reg. S-B is contained on pages 6-9 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.


Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-B is contained on pages 2 and 10-11 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

     B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-B is contained on pages 10-11 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

     C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements which may, at a future date, result in a change of control of the registrant.


Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 404 of Reg. S-B is contained on page 9 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.


Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits:  The Exhibits listed below are filed with this report.

     Exhibit No.    Description
     -----------    -----------

        11          Statement re computation of per share earnings

        13.1 Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

        13.2 Consolidated Financial Statements and Notes thereto, and Report of Independent Public Accountants

        21          Subsidiaries of Registrant

        23          Consent of Arthur Andersen LLP

     B. Reports on Form 8-K: The registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1995:

     The registrant filed a report on Form 8-K dated December 28 1995 with respect to the approval of the acquisition of BCB by the Corporation's shareholders. See Item 4 above.

     The registrant also filed a report on Form 8-K on January 16, 1996 reporting the consummation of the acquisition of BCB as of 11:59 p.m. on December 31, 1995. That Form 8-K was thereafter amended by Form 8-K/A filed on March 15, 1996, in which pro forma financial information reflecting the acquisition of BCB was presented.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GREAT FALLS BANCORP
Date:  March 26, 1996
                                     BY: /s/John L. Soldoveri
                                         ------------------------
                                         John L. Soldoveri
                                         Principal Executive Officer and
                                         Chairman of the Board of Directors

Date:  March 26, 1996                BY: /s/Naqi A. Naqvi
                                         ------------------------
                                         Naqi A. Naqvi
                                         Treasurer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1996                BY: /s/ George E. Irwin
                                         ------------------------
                                         George E. Irwin, President, Chief
                                         Operating Officer and Director

Date:  March 26, 1996                BY: /s/ Anthony M. Bruno, Jr.,
                                         ------------------------
                                         Anthony M. Bruno, Jr., Vice Chairman
                                         and Director

Date:  March 26, 1996                BY: /s/ M. A. Bramante
                                         ------------------------
                                         M.A. Bramante,  Director

Date:  March 26, 1996                BY: /s/ C. Mark Campbell
                                         ------------------------
                                         C. Mark Campbell, Executive Vice
                                         President and Director

Date:  March 26, 1996                BY: /s/ Joseph A. Lobosco
                                         ------------------------
                                         Joseph A. Lobosco,  Director

Date:  March 26, 1996                BY: /s/ John L. Soldoveri
                                         ------------------------
                                         John L. Soldoveri, Principal Executive
                                         Officer and Chairman of the Board

                                   EXHIBIT 11
                 Statement re Computation of Per Share Earnings


      The Corporation's reported earnings of $1.15 per share for the year ended December 31, 1995 takes into account the dilutive effect of the Corporation's outstanding common stock equivalents, namely, stock options and mandatory stock purchase contracts ("Equity Contracts").

      The dilution results from the calculation of adjustments to both the number of weighted shares outstanding and the Corporation's net income for 1995. Weighted average shares outstanding were computed using the Modified Treasury Stock Method. The average market price of $12.88 per share for the Corporation's common stock during 1995 exceeded the exercise prices of outstanding stock options and Equity Contracts. Stock options to purchase a total of 89,266 shares are exercisable at prices ranging from $5.91 to $11.75 per share. The Equity Contracts require the purchase of $5 million of common stock on or before November 1, 1997, and contemplate the issuance of 465,549 shares of common stock at a price of $10.74 per share (number of shares and price have been adjusted as a result of the 1994 and 1995 stock dividends).

      Under the modified treasury stock method, the assumed aggregate proceeds, from exercise are applied in two steps. First, the funds are applied to repurchase common shares at the average market price during the period but not to exceed 20 percent of the outstanding shares. Second, the remaining funds were applied to reduce the Corporation's outstanding 8.5% subordinated debentures due November 1, 1998 ("Debentures"). Interest foregone (net of tax effect) was also calculated, utilizing the 8.5% rate payable on the debentures, and added to the Corporation's 1995 net income.

      Net income as so increased was divided by the increased number of weighted shares outstanding to arrive at the reported earnings per share of $1.15.

      Earnings per share for 1994 and 1993 were not affected by outstanding Equity Contracts and stock options because the effect upon earnings per share of considering those common stock equivalents would be immaterial or anti-dilutive for those years.