Form 10QSB
period 1996-03-31
GREAT FALLS BANCORP
filed 1996-05-15
CIK 773845

             U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                           Form 10-QSB


(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    March 31, 1996

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



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 1,709,949 shares at May 6, 1996.


    Transition Small Business Disclosure Format (check one);
    Yes               No     X

               GREAT FALLS BANCORP AND SUBSIDIARIES


                          Form 10-QSB

                             INDEX


                                                          PAGE(S)

PART  I  -  FINANCIAL INFORMATION


Item 1-Financial Statements


      Condensed Consolidated Statements of Condition
         March 31, 1996 (unaudited) and December 31, 1995. . .  2


      Condensed Consolidated Statements of Income
         Three Months ended March 31, 1996
         and 1995 (unaudited)      . . . . . . . . . . . . . .  3


      Condensed Consolidated Statements of Cash Flows
         Three Months ended March 31, 1996
           and 1995 (unaudited) .  . . . . . . . . . . . . . .  4


      Notes to Condensed Consolidated Financial
      Statements  (unaudited)        . . . . . . . . . . . . .  5


Item  2 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .7



PART  II  -  OTHER INFORMATION

Items  1  through  6 . . . . . . . . . . . . . . . . . . . . . 14



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

               GREAT FALLS BANCORP AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                (in thousands, except share data)

                                                March 31,December 31,
                                                     1996        1995
                                             (unaudited)
ASSETS
CASH AND DUE FROM BANKS
  Non-interest-bearing                           $ 11,436   $ 11,471
FEDERAL FUNDS SOLD                                  5,075     17,575
          Total cash and cash equivalents          16,511     29,046
DUE FROM BANKS - Interest-bearing                   1,885      1,14
SECURITIES:
  Available-for-sale, at fair value                47,151     47,835
  Held-to-maturity, at amortized cost              40,180     36,151
                                                   87,331     83,986
LOANS (Net of unearned income)                    128,000    131,439
 Less - Allowance for possible loan losses          2,361      2,332
           Net loans                              125,639    129,107
PREMISES AND EQUIPMENT, net                         2,972      3,082
OTHER REAL ESTATE                                   2,165      2,070
ACCRUED INTEREST RECEIVABLE                         2,112      1,977
INTANGIBLE AND OTHER ASSETS                         2,575      2,629
          Total assets                           $241,190   $253,045

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Demand
     Non-interest-bearing                         $48,082    $46,332
     Interest-bearing                              52,367     59,141
   Savings                                         26,834     26,030
   Time                                            82,777     91,263
          Total deposits                          210,060    222,766
ACCRUED INTEREST AND OTHER LIABILITIES              2,812      2,952
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE      3,655      2,756
REDEEMABLE SUBORDINATED DEBENTURES                  4,979      4,976
          Total Liabilities                       221,506    233,450
SHAREHOLDERS' EQUITY
  Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding                  -              -
  Common Stock, par value $1 per share:
  4,000,000 shares authorized, 1,709,949
      and 1,709,451 shares outstanding             1,710      1,709
  Additional paid-in capital                      15,234     15,231
  Retained earnings                                2,465      2,102
  Unrealized holding gain on
     securities available-for-sale                   275        553
  Total shareholders' equity                      19,684     19,595
      Total liabilities and
       shareholders' equity                      $241,190   $253,045


    (See notes to Condensed Consolidated Financial Statements)

               GREAT FALLS BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)

                                                Three Months
                                                    Ended
                                                  March  31,
                                          1996             1995

INTEREST INCOME
    Interest on loans, including fees   $3,028           $2,399
    Interest on securities               1,354              872
    Interest on Federal Funds
      sold and deposits with banks         141               31

          Total interest income          4,523            3,302

INTEREST EXPENSE
     Interest on deposits                1,616              989
     Interest on borrowings                153              157

          Total interest expense         1,768            1,146

          Net interest income            2,754            2,156

PROVISION FOR POSSIBLE LOAN LOSSES          90               65
     Net interest income after
      provision for possible loan losses 2,664            2,091

OTHER INCOME                               746              282


OTHER EXPENSES
   Salaries and employee benefits        1,100              731
   Occupancy and equipment                 530              252
   Amortization of intangible
     assets and organizational costs        30               28
   Other operating expenses                990              749

          Total other expenses           2,650            1,760

          Income before income taxes       760              613

PROVISION FOR INCOME TAXES                 278              224

          Net Income                      $482             $389

WEIGHTED AVERAGE SHARES OUTSTANDING      1,926            1,526


NET INCOME PER SHARE                *    $0.25            $0.25

* In 1996, EPS includes the dilutive effect of stock purchase contracts and stock options which were either anti-dilutive or non-significant in the prior year.

       (See notes to Condensed Consolidated Financial Statements)

                GREAT FALLS BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                             (Unaudited)

                                                        Three Months Ended
                                                                March 31
                                                        1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $ 482           $ 389
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          302             126
   Accretion of discount on securities, net               (28)             (7)
   Realization of discount on securities sold             (49)            (36)
   Provision for possible loan losses                      90              61
   Increase in accrued interest receivable               (135)             12
   Increase in other assets                               (41)            (49)
   Increase in accrued interest and other liabilities    (140)            854
          Net cash provided by operating activities       481           1,350

CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                          (1,903)         (1,966)
     Sales or maturities                                 2,278           2,993
   Held-to-maturity securities -
     Purchases                                          (6,718)         (2,895)
     Maturities                                          2,689           2,253
   Net decrease in interest-bearing
  deposits with banks                                     (737)           (452)
   Net (increase) in loans                               3,378          (3,589)
   Capital expenditure                                    (110)            (63)
        Net cash used in investing activities           (1,123)         (3,719)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                     (12,706)         5,596
   Increase in securities sold under
      the agreement to repurchase                           899           (213)
   Dividends paid                                          (119)           (77)
   Other                                                     33              -
        Net cash provided by financing activities       (11,893)          5,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (12,535)          2,937

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           29,046           8,052

CASH AND CASH EQUIVALENTS, END OF PERIOD                $16,511         $10,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for:
     Interest                                    $1,725  $1,150
     Income taxes                                    18     293
   Loans reclassified from other
     real estate back to loans                        -     370



       (See notes to Condensed Consolidated Financial Statements)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


   In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at March 31, 1996 and the consolidated results of operations and cash flows for three months ended March 31, 1996 and 1995. The financial statements include all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1995.


  DIVIDEND

  During March 1996, the Corporation's Board of Directors declared a cash dividend of 7 cents ($.07) per share payable on April 30, 1996 to shareholders of record April 1, 1996. The financial information in this report has been adjusted to reflect the dividends as of March 31, 1996.

  ACQUISITIONS

  Results of operations include the amounts of Bergen Commercial Bank (BCB) which the Corporation acquired effective December 31, 1995, on a pooling of interests basis, through an exchange of stock in which the Corporation issued 629,298 shares. Results of operations for the first quarter of 1995 do not include amounts relating to the Corporation's acquisition of the assets and liabilities of Family First Federal Savings Bank (the "Family First Merger"), which occurred early in the second quarter of 1995 and was accounted for using the purchase method of accounting.

                GREAT FALLS BANCORP AND SUBSIDIARIES

  PART I -      FINANCIAL INFORMATION

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the Corporation's consolidated financial condition as of March 31, 1996 and results of operations for the three-month period ended March 31, 1996 and 1995 should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included in the Corporation's latest Annual Report on Form 10-KSB and the other information herein. The information as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations at those dates and for those periods. The term "Corporation" as used herein refers to Great Falls Bancorp and subsidiaries and the term "Subsidiary Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank.


  A.  Financial Condition: March 31, 1996 and December 31, 1995

  At March 31, 1996, the Corporation's total assets were $241,190, a decrease of $11,855 or 4.7% compared to the amount reported at December 31, 1995. Federal funds sold decreased by $12,500 or 71.1% and net loans decreased by $3,468 or 2.7%. Conversely, investment securities increased by $3,345 or 4.0%.

  Most of the proceeds from the decline in federal funds sold were used to fund the decline in deposits.

  Investment Securities

  Investment securities totaled $87.3 million at March 31, 1996, an increase of $3.3 million or 4.0% compared to the amount reported at December 31, 1995. Within the investment securities portfolio, the majority of the increase occurred in mortgage-backed securities. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the quality of the investments. Of the total at March 31, 1996, 54.1% of the investments are in U.S. Government obligations, 39.7% in U.S. Government agency obligations and the balance in municipal and other equity securities.

  Under the requirements of Statement of Accounting Standard No.115, effective January 1, 1994 the Corporation segregated its investment portfolio into held to maturity and available for sale. At March 31, 1996, based on the fair market value of its available for sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized loss in the amount of $275,000 net of taxes, as a component of shareholders' equity. This was a decrease of $278 from the $553 amount recorded at December 31, 1995.

  Loan Portfolio

  The Corporation's loan portfolio net of allowance for possible loan losses at March 31, 1996 totaled $126.6 million, a decrease of $3.5 million or 2.7%, compared to the amount reported at December 31, 1995. The decline is primarily due to loan maturities.


  Other Real Estate

  As of March 31, 1996, other real estate totaled $2.2 million, an increase of $95,000 or 4.5% when compared to the amount reported at December 31, 1995.

  Deposits

  Total deposits at March 31, 1996 were $210.1 million, a decline of $12.7 million or 5.7% relative to the amount reported at December 31, 1995. Of the total decrease, time deposits decreased by $8.4 million or 9.3% primarily due to the maturities of the same. Interest bearing demand deposits decreased by $6.8 million or 11.4% primarily due to the runoff of deposits. The total decline was offset in part by increases in non-interest bearing demand deposits of $1.7 million or 3.6% and savings deposit of $804,000 or 3.1%.

  Liquidity

  The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits.
  It actively manages its liquidity position under the direction of the Bank's Asset and Liability Management Committee. At March 31, 1996, sources of liquidity include $13.3 million in cash and due from banks, $5.1 million in federal funds sold and investment securities available for sale of $47.1 million.

  Capital Adequacy and Regulatory Matters

  The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation
  (FDIC) and the New Jersey Department of Banking (Department). Such regulators have promulgated regulations which require the Corporation and
  the Subsidiary Banks to maintain certain capital ratios.   The following
  table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks and the required regulatory ratios at March 31, 1996:


                                Great Falls      Great Falls      Bergen
                                Bancorp             Bank      Commercial Bank
  Tier I leverage ratio            7.72%             6.80%            9.61%
  Tier I core capital ratio        7.79%             6.79%            9.91%
  Tier I risk-based capital ratio 13.27%            12.70%           12.02%
  Tier I and Tier II risk-based
   capital ratio                  18.20%            13.96%           13.04%


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

  General economic conditions in the State of New Jersey have improved over the past year. Interest rates have decreased, due in part to action by the Federal Reserve Board, however, the general real estate interest rates have shown an upward trend and real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

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


                                                  March 31,    December 31,
                                                     1996          1995


  Non-accruing loans                                $1,485       $ 1,422
  Renegotiated loans                                 1,077           517
       Total non-performing loans                   $2,562       $ 1,939

  Loans past due 90 days and accruing                1,381         1,125
  Other real estate                                  2,165         2,070
       Total non-performing assets                 $ 6,108       $ 5,134


  Asset Quality Ratios
  Non-performing loans to total gross loans           2.00%          1.47%
  Non-performing assets to total gross loans          4.76%          3.80%
  Non-performing assets to total assets               2.53%          2.03%
  Allowance for possible loan losses to
     non-performing loans                            92.15%        120.27%
  Allowance for possible loan losses to gross
   loans                                              1.84%          2.28%



  During the three months ended March 31, 1996, gross interest income of $67,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest was included on such loans during such period. The Corporation had no restructured loans during this period.


  Impaired Loans - In accordance with SFAS No. 114, the Corporation utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with contractual terms. As of March 31, 1996 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                           Recorded                 Valuation
                                           Investment                Allowance
                                                 (in thousands)
  Impaired loans -
    Valuation allowance required           $2,473                   $ 745
    No valuation allowance required           495                       -

        Total impaired loans               $2,967                    $ 745


  This valuation allowance is included in the allowance for possible loan losses on the Corporation's statement of condition.

  The average recorded investment in impaired loans for the three-month period ended March 31, 1996 was $2.2 million.

  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $56,000 for the three-month period ended March 31, 1996.


  Analysis of the Allowance For Possible Loan Losses

  The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality.
  Management believes the allowance for possible loan losses at March 31, 1996 of $2.4 million or 92.15% of nonperforming loans, was adequate.

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

  At March 31, 1996, the allowance for possible loan losses increased by $29 over the amount recorded at December 31, 1995. The following table represents transactions affecting the allowance for possible loan losses during the three-month period ended March 31, 1996.


                                               (in thousands)
  Balance at beginning of period, December 31, 1995    $2,332

  Charge-offs:
    Commercial, financial and agricultural                 69
    Real estate--mortgage                                   -
    Installment loans to individuals                        7
                                                           76
  Recoveries:
    Commercial, financial and agricultural                  8
    Real estate--mortgage                                   3
    Installment loans to individuals                        4
                                                           15

  Net charge-offs                                          61

  Provision charged to operations
     during the three-month period                         90

  Balance at end of period, March 31, 1996             $2,361

  Ratio of net charge-offs during the
  three-month period to average loans
  outstanding during that period                        0.05%





  Allocation of the Allowance for Possible Loan Losses

  The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts (dollars in thousands), the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at March 31, 1996.



  Balance at March 31, 1996
  applicable to:
                                                                     Percent of
                                                                     Loans in each
                                                Percent of           category to
                                   Amount       Allowance            total loans
  Commercial, financial
    and agricultural               $1,139            48%                  41%
  Real estate--mortgage               757            32%                  38%
  Installment loans
    to individuals                    307            13%                  21%
  Unallocated                         158             7%                 n.a.

    Total                          $2,361           100%                 100%

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

  B.  Results of Operations:  Three-Months ended March 31, 1996

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

  Three Months Ended March 31, 1996. The Corporation's net income was $482,000 for the three months ended March 31, 1996, an increase of $93,000 or 23.9% over the first three months of 1995.

  The $1.2 million increase in total interest income during the three months ended March 31, 1996 relative to the comparable period in 1995 was attributable primarily to the increase in income-yielding assets resulting from the Family First Merger. The $464,000 increase in other income, from $282,000 in the first quarter of 1995 to $746,000 for the comparable period in 1996, also contributed to the increase in net income. This increase in other income is direct result of increase in service charges on deposits accounts due to the acquisition of Family First coupled with an increase in fee income generated from merchant card processing.

  The $622,000 increase in total interest expense during the first three months of 1996 relative to the first three months of 1995 resulted primarily from the increase in deposits resulting from the Family First Merger. The $890,000 increase in other expenses during the first three months of 1996 compared to the comparable period in 1995 was mainly attributable to increases of $369,000 in salaries and employee benefits, $278,000 in occupancy and equipment expense and $241,000 in other operating expense, the majority of which is attributable to the Family First Merger.

  The provision for possible loan losses for the three months ended March 31, 1996 was $90,000 compared to $65,000 during the first three months of the prior year. Management increased the provision primarily as a result of the increase in its loan portfolio resulting from the Family First Merger.

  Some Specific Factors Affecting Future Results of Operations

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


  Earnings Per Share Computation

  The Corporation's reported earnings per share of $0.25 per share for the three-month period ended March 31, 1996 takes into account the dilutive effect of the Corporation's outstanding common stock equivalents, namely stock options and mandatory stock purchase contracts.

  The dilution results from the calculation of adjustments to both the number of weighted average shares outstanding and the Corporation's net income for the three-month period ended March 31, 1996. The effect of these common stock equivalents was either not significant or anti-dilutive for the three-month period ended March 31, 1995.

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

                           None.


  Item 3 -  Default Upon Senior Securities

                           None.

  Item 4 -  Submission of Matters to a Vote of Security Holders

  The Corporation's annual meeting of stockholders (the "1996 Annual Meeting") was held on April 30, 1996. The following actions were taken at the 1996 Annual Meeting:

  1. Election of Directors. In accordance with the nominations described in the Corporation's definitive Proxy Statement dated April 1, 1996 (the "1996 Proxy Statement"), previously filed with the Commission, one of the nominees, Mr. Anthony M. Bruno, Jr., was elected for a two-year term expiring in 1998, and the other four nominees, namely Messrs. C. Mark Campbell, Joseph A. Lobosco, John L. Soldoveri and Charles J. Volpe, were elected at the 1996 Annual Meeting as Directors for three-year terms expiring in 1999, and until the election and qualification of their respective successors. The voting was as follows:

  Name of Nominee                  Votes For        Votes Withheld

  Anthony M. Bruno, Jr.    1,311,164            15,174
  C. Mark Campbell         1,310,795            15,543
  Joseph A. Lobosco        1,310,008            16,330
  John L. Soldoveri        1,311,164            15,174
  Charles J. Volpe         1,310,795            15,543


  The names of the other Directors of the Corporation whose terms of office as Director continued after the 1996 Annual Meeting (and the year in which their respective terms will expire) are as follows: Marino A. Bramante
  (1997), Robert J. Conklin (1997), William T. Ferguson (1997), George E. Irwin (1998) and Alfred R. Urbano (1998).



  2. Amendment Changing Corporate Name. The proposal to amend the Corporation's Certificate of Incorporation to change its corporate name to "Greater Community Bancorp" was approved by a majority of the votes cast at the 1996 Annual Meeting. The voting on this amendment was as follows:

  For:                             1,317,219
  Against:                             4,064
  Abstain:                             5,055
  Broker Non-Votes:                        0

  The Corporation expects the name change to become effective later in May, 1996.


  3. Amendment Increasing Authorized Common Stock. The proposal to amend the Corporation's Certificate of Incorporation to increase the authorized common stock from 4 million shares to 10 million shares was approved by a majority of the votes cast at the 1996 Annual Meeting. The voting on this amendment was as follows:

  For:                     1,300,048
  Against:                    13,561
  Abstain:                    12,729
  Broker Non-Votes:                0


  4. Adoption of the 1996 Employee Stock Option Plan. The proposal to adopt the Great Falls Bancorp 1996 Employee Stock Option Plan (the "Employee Plan") was approved by a majority of the votes cast at the 1996 Annual Meeting. A copy of the Employee Plan was previously filed with the Commission as Appendix A on pages A-1 through A-12, inclusive, of the 1996 Proxy Statement. The voting on the Employee Plan was as follows:

  For:                     1,014,717
  Against:                    50,779
  Abstain:                    20,231
  Broker Non-Votes:          240,611

  As a result of such shareholder approval of the Employee Plan, the Corporation's 1998 Nonstatutory Stock Option Plan (the "1988 Plan") has been terminated. Accordingly, no further options may be granted under the 1998 Plan, and shares previously reserved for issuance pursuant to the exercise of options not yet granted under the 1998 Plan are no longer reserved. Presently outstanding options previously granted under the 1998 Plan remain valid and enforceable.

  5. Adoption of the 1996 Stock Option Plan for Nonemployee Directors. The proposal to adopt the Great Falls Bancorp 1996 Stock Option Plan for Nonemployee Directors (the "Director Plan") was approved by a majority of the votes cast at the 1996 Annual Meeting. A copy of the Director Plan was previously filed with the Commission, as Appendix B on pages B-1 through B-8, inclusive, of the 1996 Proxy Statement. The voting on the Director Plan was as follows:

  For:                     985,802
  Against:                  76,284
  Abstain:                  23,681
  Broker Non-Votes:        240,571

  Item 5 -  Other information

                           None.

  Item 6 -  Exhibits and Reports on Form 8-K

  (a)  Exhibits.  The following exhibit is filed with this Report:
       Exhibit No.         Description
         3.1               Certificate of Amendment to Certificate
                             of Incorporation of Great Falls Bancorp
                             to be titled  with the New Jersey
                             Secretary of State during the second
                             quarter of 1996.

  (b) Reports on Form 8-K. Two reports on Form 8-K were filed during the quarter ended March 31, 1996, as follows:

  1. On January 16, 1996, the Corporation filed Form 8-K reporting the consummation of the acquisition of the stock of Bergen Commercial Bank effective as of the close of business on December 31, 1995.

  2. On March 15, 1996, the Corporation filed Form 8-K/A amending the Form 8-K referred to above reporting the consummation of the acquisition of the stock of Bergen Commercial Bank effective December 31, 1995.
  This Form 8-K/A (a) incorporated by reference certain previously filed financial statements of Bergen Commercial Bank and (b) included certain pro forma financial statements of the Corporation and Bergen
  Commercial Bank.

  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        GREAT FALLS BANCORP
                                        (Registrant)



  Date: May 14, 1996                    By:/S/ Naqi A. Naqvi
                                           Naqi A. Naqvi, Treasurer
                                          (Duly Authorized Officer and
                                           Principal Financial Officer)