Form 10QSB
period 1996-06-30
GREAT FALLS BANCORP
filed 1996-08-14
CIK 773845

           U.S. Securities and Exchange Commission
                    Washington, D.C. 20549


                         Form 10-QSB


  (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 1996

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


    For the transition period from              to

    Commission file number            0-14294


                       Greater Community Bancorp
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



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 1,883,023 shares at August 10, 1996.


    Transition Small Business Disclosure Format (check one);
    Yes               No     X

              GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                            INDEX


                                                         PAGE

  PART  I  -  FINANCIAL INFORMATION


    Item  1  -  Financial Statements


      Condensed Consolidated Statements of Condition
         June 30, 1996 (unaudited) and December 31, 1995 .  3


      Condensed Consolidated Statements of Income
         Three and Six months ended
         June 30, 1996 and 1995 (unaudited). . . . . . . . .4


      Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1996 and 1995 (unaudited)5


      Notes to Consolidated Financial Statements(unaudited).6


  Item  2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . .7



  PART  II  -  OTHER INFORMATION

  Items  1  through  6 . . . . . . . . . . . . . . . . . . 17



  Signatures . . . . . . . . . . . . . . . . . . . . . . . 18

  PART 1 - FINANCIAL INFORMATION
           Item 1- Financial Statements

          GREATER COMMUNITY BANCORP AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
              (in thousands, except share data)

                                                June 30,      December 31,
                                                  1996           1995
                                                Unaudited
  ASSETS
  CASH AND DUE FROM BANKS
   Non-interest-bearing                        $ 15,042         $ 11,471
  FEDERAL FUNDS SOLD                              3,267           17,575
            Total cash and cash equivalents      18,309           29,046
  DUE FROM BANKS - Interest-bearing               1,964            1,148
  SECURITIES:
  INVESTMENT SECURITIES-Available-for-sale       50,202           47,835
  INVESTMENT SECURITIES-Held-to-maturity         39,798           36,151
                                                 90,000           83,986
  LOANS                                         138,455          131,439
   Less - Allowance for possible loan losses      2,372            2,332
                                                136,083          129,107
  PREMISES AND EQUIPMENT, net                     2,998            3,082
  OTHER REAL ESTATE OWNED                         2,303            2,070
  ACCRUED INTEREST RECEIVABLE                     2,105            1,977
  INTANGIBLE AND OTHER ASSETS                     2,614            2,629
            Total assets                       $256,376         $253,045

  LIABILITIES AND SHAREHOLDERS' EQUITY
  DEPOSITS:
     Demand
       Non-interest-bearing                      50,687           $46,332
       Interest-bearing                          55,051            59,141
     Savings                                     27,040            26,030
     Time                                        86,425            91,263
            Total deposits                      219,203           222,766
  ACCRUED INTEREST AND OTHER LIABILITIES          2,875             2,952
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE  9,461             2,756
  REDEEMABLE SUBORDINATED DEBENTURES              4,983             4,976
            Total Liabilities                   236,522           233,450
  SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
      1,000,000 shares authorized, none outstanding  _                _
    Common Stock, par value $1 per share:
    10,000,000 shares authorized, 1,883,023
        and 1,709,451 shares outstanding         1,883              1,709
    Additional paid-in capital                  17,777             15,231
    Retained earnings                              159              2,102
    Unrealized holding gain on
       securities available-for-sale                35                553

        Total shareholders' equity              19,854             19,595
        Total liabilities and
        shareholders' equity                  $256,376           $253,045

  (See notes to Condensed Consolidated Financial statements)

               GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)
                                        Three Months          Six Months
                                        Ended June 30,       Ended June 30,

                                          1996    1995       1996      1995

INTEREST INCOME
    Interest on loans, including fees   $3,139  $3,109     $6,165    $5,508
    Interest on securities               1,363   1,247      2,716     2,119
    Interest on Federal Funds
      sold and deposits with banks         108     141        249       172

                Total interest income    4,610   4,497      9,130     7,799

INTEREST EXPENSE
     Interest on deposits                1,558   1,579      3,173     2,568
     Interest on borrowings                190     159        342       316

          Total interest expense         1,748   1,738      3,515     2,884

          Net interest income            2,862   2,759      5,615     4,915

PROVISION FOR POSSIBLE LOAN LOSSES          90      96        180       161
     Net interest income after
      provision for possible loan losses 2,772   2,663      5,435     4,754

OTHER INCOME                               248     597        994       879
                                         3,020   3,260      6,429     5,633

OTHER EXPENSES
   Salaries and employee benefits        1,030     930      2,130     1,661
   Occupancy and equipment                 477     328      1,007       580
   Amortization of intangible
     assets and organizational costs        28      54         58        82
   Other operating expenses                669   1,022      1,659     1,771

            Total other expenses         2,204   2,334      4,854     4,094

            Income before income taxes     816     926      1,575     1,539

PROVISION FOR INCOME TAXES                 294     293        571       517

            Net Income                    $522    $633     $1,004    $1,022

WEIGHTED AVERAGE SHARES OUTSTANDING      1,882   1,853      1,881     1,767


NET INCOME PER SHARE                   * $0.28   $0.34      $0.53     $0.58

* In 1996, EPS includes the dilutive effect of stock purchase contracts and stock options which were either anti-dilutive or non-significant in the prior year.

       (See notes to Condensed Consolidated Financial Statements)

             GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                             (Unaudited)
                                                        Six Months Ended
                                                        June 30,
                                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $ 1,004     $ 1,022
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            559         273
   Accretion of discount on securities, net                 (71)        (94)
   Realization of discount on investment securities         (49)       -
   Gain on sale of securities, net                            -         141
   Provision for possible loan losses                       180         161
   (Increase) decrease in accrued interest receivable      (128)        114
   Increase in other assets                                (218)       (169)
   Increase in accrued interest and other liabilities       (70)        512
          Net cash provided by operating activities       1,207       1,960
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                           (8,409)     (8,161)
     Sales or maturities                                  6,162       5,234
   Held-to-maturity securities -
     Purchases                                          (13,771)     (7,194)
     Maturities                                          10,124       5,602
   Net decrease in interest-bearing
     deposits with banks                                   (816)      1,225
   Net increase in loans                                 (6,836)     (6,667)
   Purchase of premises and equipment                      (586)       (680)
   Proceeds from sale of other real estate owned              -         365
          Net cash used in investing activities         (14,132)    (10,276)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposit accounts           (3,563)     12,822
   Increase in securities sold under the agreements
      to repurchase and federal funds purchased           6,705         613
   Dividends paid                                          (988)       (202)
   Proceeds from exercise of stock options                   29         -
   Cash acquired through purchase transaction                -        4,045
   Other, net                                                 5        -
          Net cash provided by financing activities       2,188      17,278

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (10,737)       8,962

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          29,046        8,052

CASH AND CASH EQUIVALENTS, END OF PERIOD               $18,309      $17,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for:
     Interest                                           $3,380       $2,409
     Income taxes                                          520          658
   Loans reclassified from other real estate to loans        -          359
   Common stock issued in purchase transaction               -        1,802

       (See notes to Condensed Consolidated Financial Statements)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



   In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at June 30, 1996 and December 31, 1995 and the consolidated results of operations and cash flows for three and six months ended June 30, 1996 and 1995. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.
  These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1995.


  ACQUISITION

  Results of operations include the amounts of Bergen Commercial
  Bank (BCB) which the Corporation acquired effective December
  31, 1995, on a pooling of interest basis, through an exchange of stock in which the Corporation issued 692,228 shares
  (adjusted for 1996 stock dividend - see "Dividend").


  Dividend

  During June 1996, the Corporation's Board of Directors declared a 10% stock dividend followed by a cash dividend of 7 cents ($.07) per share, both of which are payable on July 31, 1996 to shareholders of record July 15, 1996. As a result of the declaration of the stock dividend, the number of the Corporation's outstanding shares as of June 30, 1996 increased to 1,883,023. The financial information in this report has been adjusted to reflect the dividends as of June 30, 1996.

            GREATER COMMUNITY BANCORP AND SUBSIDIARIES

  PART I -   FINANCIAL INFORMATION

  ITEM 2 -   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

  The following discussion and analysis of the Corporation's consolidated financial condition as of June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Corporation's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1995, and the other information herein. The consolidated statement of condition as of June 30, 1996 and the statements of operations and cash flows for the three and six months ended June 30, 1996 and 1995 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Great Falls Bancorp and subsidiaries and the term "Subsidiary
  Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank. Data is presented for both the Corporation and the Subsidiary Banks unless otherwise noted. All dollar figures, except for per share data, are set forth in thousands.


  A.  Financial Condition:  June 30, 1996 and December 31, 1995

  As of June 30, 1996, the Corporation's total assets were $256,376 an increase of $3,331 or 1.3% compared to the amount reported at December 31, 1995. Cash and due from banks increased by $4,387 or 34.8% whereas federal funds sold decreased by $14,308 or 81.4%. The majority of the decrease in federal funds sold was offset by increases in both investment securities and loans.

  Investment Securities

  Investment Securities totaled $90,000 at June 30, 1996, an increase of $6,014 or 7.2% compared to the amount reported at December 31, 1995. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total, 51.6% of the investments are in U.S. Government obligations, 18.7% in U.S. Government agency obligations, 23.4% in mortgage backed securities and the balance in municipal and other securities.

  At June 30, 1996, based on the fair market value of its available-for-sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized gain in the amount of $35, net of taxes, as a component of shareholders' equity. This was a decrease of $518 from the $553 amount recorded at December 31, 1995.


  Loan Portfolio

  The Corporation's loan portfolio net of allowance for possible loan losses at June 30, 1996 totaled $136,083, an increase of $6,976 (5.4%) compared to the amount reported at December 31, 1995. The increase in loans is primarily due to increased loan demand.


  Other Real Estate Owned

  As of June 30, 1996, other real estate totaled $2,303, an increase of $233 (11.3%) when compared to the amount reported at December 31, 1995.

  Deposits

  Total deposits at June 30, 1996 were $219,203, a decrease of $3,563 or 1.6% relative to the amount reported at December 31, 1995. Within the components of total deposits, non-interest bearing demand deposits and savings deposits increased by $4,355 or 9.4% and $1,010 or 3.9%, respectively, while interest-bearing demand deposits and time deposits decreased by $4,090 or 6.9% and $4,837 or 5.3%, respectively. The decrease in time deposits is primarily due to the runoff of deposits at maturity.

  Liquidity

  The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. It actively manages its liquidity position under the direction of the Subsidiary Banks' Asset and Liability Management Committees. At June 30, 1996, sources of liquidity include $15,042 in cash and due from banks, $3,267 in federal funds sold and securities available-for-sale of $50,202.

  Capital Adequacy and Regulatory Matters

  The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking (Department). Such regulators have promulgated regulations which require the Corporation and
  the Subsidiary Banks to maintain certain capital ratios.   The
  following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks and the required regulatory ratios at June 30, 1996:

                                  Greater      Great      Bergen
                                  Community    Falls     Commercial
                                  Bancorp       Bank       Bank      Required


  Tier I leverage ratio             7.63%      6.72%        9.38%      3%
  Tier I risk-based capital ratio  11.62%     11.75%       12.59%      4%
  Tier I and Tier II risk-based
   capital ratio                   15.98%     13.01%       13.63%      8%

    Asset Quality

  The Corporation seeks to manage credit risk through diversification of its loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring policies. The senior lending officer is charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent applications of the loan review procedures.

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

  General economic conditions in the State of New Jersey have improved over the past year. Interest rates have increased, due in part to action by the Federal Reserve Board and the general real estate interest rates have shown an upward trend and real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

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

                                             June 30,        December 31,
                                                1996             1995

  Non-accruing loans                          $1,490            $1,422
  Renegotiated loans                           1,075               517
       Total non-performing loans             $2,565            $1,939

  Loans past due 90 days and accruing         $1,201             1,125
  Other real estate                            2,121             2,070
       Total non-performing assets            $5,887            $5,134


  Asset Quality Ratios
  Non-performing loans to total gross loans     1.85%            1.47%
  Non-performing assets to total gross loans    4.25%            3.80%
  Non-performing assets to total assets         2.30%            2.03%
  Allowance for possible loan losses to
       non-performing loans                    92.48%          120.27%
  Allowance for possible loan losses to gross
   loans                                        1.71%            2.28%


  During the six months ended June 30, 1996, gross interest income of $41 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest was included on such loans during such period. The Corporation had no restructured loans during this period.

  Impaired Loans - In accordance with SFAS No. 114, the Corporation utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans where situations exist which have reduce the probability of collection in accordance with contractual terms. As of June 30, 1996 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                           Recorded           Valuation
                                           Investment         Allowance


  Impaired loans -
    Valuation allowance required              $2,525            $ 658
    No valuation allowance required              212               -

    Total impaired loans                      $2,737            $ 658



  This valuation allowance is included in the allowance for possible loan losses on the Corporation's statement of condition.

  The average recorded investment in impaired loans for the six-month period ended June 30, 1996 was $2,400.

  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $13 for the six-month period ended June 30, 1996.


  Analysis of the Allowance For Possible Loan Losses

  The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at June 30, 1996 of $2,372 or 92.48% of nonperforming loans, was adequate.

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

  At June 30, 1996, the allowance for possible loan losses increased by $40 over the amount recorded at December 31, 1995.
  The following table represents transactions affecting the allowance for possible loan losses during the six-month period ended June 30, 1996.



  Balance at beginning of period, December 31, 1995    $2,332

  Charge-offs:
    Commercial, financial and agricultural                 67
    Real estate--mortgage                                 120
    Installment loans to individuals                        8
                                                          195
  Recoveries:
    Commercial, financial and agricultural                 37
    Real estate--mortgage                                   9
    Installment loans to individuals                        9
                                                           55
  Net charge-offs                                         140
  Provision charged to operations
     during the six-month period                          180

  Balance at end of period, June 30, 1996              $2,372

  Ratio of net charge-offs during the
  six-month period to average loans
  outstanding during that period                        0.10%

  Allocation of the Allowance for Possible Loan Losses

  The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at June 30, 1996.


  Balance at June 30, 1996
  applicable to:
                                                               Percent of
                                                               Loans in each
                                                Percent of     category to
                                   Amount       Allowance      total loans

  Commercial, financial
    and agricultural               $1,169         49%                54%
  Real estate--mortgage               678         29%                40%
  Installment loans
    to individuals                    315         13%                 6%
  Unallocated                         210          9%               n.a.

    Total                          $2,372        100%               100%



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

  B.  Results of Operations:  Three and Six months ended June 30,
  1996 and 1995

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

  Three and Six Months Ended June 30, 1996. The Corporation earned net income of $522 or $0.28 per share and $1,004 or $0.53 per share, for the three- and six-month periods ended June 30, 1996, compared to $633 or $0.34 per share and $1,022 or $0.58 per share, for the same period in 1995.

  Interest income increased by $112 and $1,333 for the three- and six-month periods ended June 30, 1996 over the corresponding period in 1995. The increase is primarily due to an increase in average earning assets. Other income decreased by $349 for the three-month period ended June 30, 1996 over the comparable period in 1995. The majority of such decrease is directly related to a decline in fee income generated from merchant card processing service which the Corporation discontinued in 1996.

  Total interest expense increased by $632 for the six-month period ended June 30, 1996 over the corresponding period in the prior year, primarily due to an increase in average rate related liabilities. Total interest expense for the three-month period ended June 30, 1996 did not increase significantly over the same period in the prior year. Total other expenses increased by $760 for the six-month period ended June 30, 1996 compared to the same period in the prior year. Of the total increase, $469 was attributable to increases in salaries and employee benefits and $427 in occupancy and equipment expense coupled with a decrease of $112 in other operating expenses.
  The majority of these increases are related to the Family
  First merger and general growth of the Subsidiary Banks. Total other expenses decreased by $130 for the three-month period ended June 30, 1996 over the comparable period. The majority of this decrease is related to the expenses associated with merchant card processing service which was discontinued.

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


  Earnings Per Share Computation

  The Corporation's reported earnings per share of $0.28 and $0.53 per share for the three- and six-month periods ended June 30, 1996 both take into account the dilutive effect of the Corporation's outstanding common stock equivalents, namely stock options and mandatory stock purchase contracts.

  The dilution results from the calculation of adjustments to both the number of weighted average shares outstanding and the Corporation's net income for the three- and six-month periods ended June 30, 1996. The effect of these common stock equivalents was either not significant or anti-dilutive for the three- and six-month periods ended June 30, 1995.

              GREATER COMMUNITY BANCORP AND SUBSIDIARIES


  PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings

    The Corporation is party in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

  Item 2 -  Changes in Securities

    None.


  Item 3 -  Default Upon Senior Securities

    None.

  Item 4 -  Submission of Matters to a Vote of Security Holders

    See form 10-QSB for quarter ended March 31, 1996 regarding the 1996 Annual Meeting of Stockholders held on April 30,
      1996.

  Item 5 -  Other information

    None.

  Item 6 -  Exhibits and Reports on Form 8-K

    (a)    Exhibits.  None.

    (b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended June 30, 1996:

           1. Form 8-K filed June 25, 1996 reporting a change in the Corporation's change of principal independent accountants on June 18, 1996, including Exhibit 16.1, letter from Arthur Andersen LLP dated June 24, 1996

           The following additional reports were filed after the end of the quarter ended June 30, 1996:

           2. Form 8-K/A filed July 2, 1996 amending the Form 8-K referred to above regarding the change of principal independent accountants

           3. Form 8-K filed July 8, 1996 reporting the filing on June 28, 1996 of the Certificate of Amendment of Certificate of Incorporation changing the corporate name from "Great Falls Bancorp" to "Greater Community Bancorp" and increasing the authorized common stock [Note: the text of this document was previously filed as Exhibit 3.1 to Form 10-QSB for the quarter ended March 31, 1996]

           4. Form 8-K filed July 12, 1996 reporting the filing on July 3, 1996 of the Restated Certificate of Incorporation [Note: the text of this document was previously filed as Exhibit 3.1 to such Form 8-K]

           5. Form 8-K filed August 5, 1996 reporting the adoption of a plan to reacquire the Corporation's shares from time to time.

SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                GREATER COMMUNITY BANCORP
                                (Registrant)



  Date:  August 13, 1996        By:\s\Naqi A. Naqvi
                                Naqi A. Naqvi, Treasurer
                                (Duly Authorized Officer and
                                Principal Financial Officer)