Form 10QSB
period 1996-09-30
GREATER COMMUNITY BANCORP
filed 1996-11-14
CIK 773845

           U.S. Securities and Exchange Commission
                    Washington, D.C. 20549


                         Form 10-QSB


  (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 1996

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



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 1,883,667 shares at November 12, 1996.


    Transition Small Business Disclosure Format (check one);
    Yes               No     X

          GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                            INDEX


                                                         PAGE

  PART  I  -  FINANCIAL INFORMATION


    Item  1  -  Financial Statements


      Condensed Consolidated Balance Sheet
         September 30, 1996 (unaudited)
            and December 31, 1995. . . . . . . . . . . . .  3


      Condensed Consolidated Statements of Income
         Three and Nine months ended
         September 30, 1996 and 1995 (unaudited) . . . . . .4


      Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1996 and 1995
           (unaudited) . . . . . . . . . . . . . . . . . . .5


      Notes to Consolidated Financial Statements(unaudited).6


  Item  2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . .8



  PART  II  -  OTHER INFORMATION

  Items  1  through  6 . . . . . . . . . . . . . . . . . . 19



  Signatures . . . . . . . . . . . . . . . . . . . . . . . 18

  PART 1 - FINANCIAL INFORMATION
           Item 1- Financial Statements

          GREATER COMMUNITY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except share data)


                                          September 30,     December 31,
                                          1996              1995
                                          Unaudited
  ASSETS
  Cash and due from banks-
  Non-interest-bearing                         $ 12,619   $ 11,471
  Federal funds sold                              4,150     17,575
                                                 16,769     29,046
  Due from banks - Interest-bearing               1,338      1,148
  Investment Securities Available-for-sale       52,970     47,835
  Investment Securities Held-to-maturity         39,324     36,151
                                                 92,294     83,986
  Loans, Net                                    136,421    129,107
  Premises and equipment, net                     2,862      3,082
  Accrued interest receivable                     1,943      1,977
  Other real estate owned                         2,130      2,070
  Other assets                                    2,783      2,629
          TOTAL ASSETS                         $256,540   $253,045

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Demand
      Non-interest-bearing                       53,490    $46,332
      Interest-bearing                           52,185     59,141
    Savings                                      25,491     26,030
    Time                                         89,453     91,263
                                                220,619    222,766
  Accrued interest and other liabilities          3,484      2,952
  Federal funds purchased and securities
   sold under agreements to repurchase            7,276      2,756
  Redeemable subordinated debentures              4,986      4,976
          TOTAL LIABILITIES                     236,365    233,450
  SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
      1,000,000 shares authorized, none outstanding  -         -
    Common Stock, par value $1 per share:
    10,000,000 shares authorized, 1,883,667
        and 1,709,451 shares outstanding         1,884      1,709
    Additional paid-in capital                  17,783     15,231
    Retained earnings                              503      2,102
    Unrealized holding gain on
       securities available-for-sale               125        553
    Treasury stock, at cost (8,200 shares)        (120)        -
    TOTAL SHAREHOLDERS' EQUITY                  20,175     19,595
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                      $256,540    $253,045

  (See notes to Condensed Consolidated Financial Statements)

               GREATER COMMUNITY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)

                                         Three Months     Nine Months
                                        Ended Sept. 30,   Ended Sept. 30,
                                          1996     1995   1996    1995

INTEREST INCOME
    Interest on loans, including fees   $3,218   $3,216 $9,383  $8,724
    Interest on investment securities    1,447    1,343  4,163   3,462
    Interest on Federal Funds
      sold and deposits with banks         106      180    355     352
                                         4,771    4,739 13,901  12,538

INTEREST EXPENSE
     Interest on deposits                1,636    1,577  4,809   4,145
     Interest on borrowings                208      158    550     474

                                         1,844    1,735  5,359   4,619

                                         2,927    3,004  8,542   7,919

PROVISION FOR POSSIBLE LOAN LOSSES         110      134    290     295
    NET INTEREST INCOME AFTER
     PROVISION FOR POSSIBLE LOAN LOSSES  2,817    2,870  8,252   7,624

OTHER INCOME                               465      264  1,459   1,143
                                         3,282    3,134  9,711   8,767

OTHER EXPENSES
   Salaries and employee benefits        1,029    1,030  3,159   2,691
   Occupancy and equipment                 480      256  1,487     836
   Amortization of intangibles              27       54     85     136
   FDIC Assessment                         293      170    354     251
   Other operating expenses                731      786  2,329   2,476

                                         2,560    2,296  7,414   6,390

INCOME BEFORE INCOME TAXES                 722      838  2,297   2,377

PROVISION FOR INCOME TAXES                 245      317    816     834

      NET INCOME                          $477     $521 $1,481  $1,543

WEIGHTED AVERAGE SHARES OUTSTANDING      1,880    1,868  1,881   1,801


NET INCOME PER SHARE                     $0.23    $0.28  $0.70   $0.86

       (See notes to Condensed Consolidated Financial Statements)

            GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                             (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                     1996    1995
OPERATING ACTIVITIES
 Net income                                         $ 1,481  $ 1,135
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        810      298
   Accretion of discount on securities, net            (149)     (74)
   Realization of discount on investment securities     (49)      -
   (Loss) Gain on sale of securities, net                (4)     141
   Provision for possible loan losses                   290      240
   Decrease (increase) in accrued interest receivable    34      (51)
   Increase in other assets                            (214)    (129)
   (Decrease)increase in accrued interest and other
     liabilities                                       (542)   1,676
          Net cash provided by operating activities   1,657    3,236
INVESTING ACTIVITIES
 Purchases of investment securities avaiable-for-sale(11,174) (8,975) Sales or maturities of investment securities
   Held-to-maturity                                    6,665    6,929
 Purchases of investment securities held-to-maturity (13,771)(10,795) Maturities of investment securities
       available-for-sale                              10,598   7,526
   Net decrease in interest-bearing
  deposits with banks                                    (191)    927
   Net increase in loans                               (7,604) (3,676)
   Purchase of premises and equipment                    (590) (1,473)

          Net cash used in investing activities       (16,067) (9,537)
FINANCING ACTIVITIES
   Net (decrease) increase in deposits                 (2,147)  7,192
   Net increase in repurchase agreements                4,520     350
   Dividends paid on common stock                        (394)   (129)
   Purchase of treasury stock                             120        _
   Proceeds from exercise of stock options                 29        -
   Cash acquired through purchase transaction              -     4,045
   Other, net                                               5        -
          Net cash provided by financing activities     2,133   11,458

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (12,277)   5,157

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         29,046    4,289

CASH AND CASH EQUIVALENTS, END OF PERIOD              $16,769   $9,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for:
     Interest                                          $3,287   $2,961
     Income taxes                                         559      561
   Common stock issued in purchase transaction             -     1,802
       (See notes to Condensed Consolidated Financial Statements)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



   In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at September 30, 1996 and the consolidated results of operations and cash flows for three and nine months ended September 30, 1996 and 1995. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1995.


  ACQUISITION

  Results of operations include the amounts of Bergen Commercial Bank (BCB) which the Corporation acquired effective December 31, 1995, through an exchange of stock in which the Corporation issued 692,228 shares. The acquisition was accounted for under the pooling method of accounting.


  Dividend

  During September 1996, the Corporation's Board of Directors declared a cash dividend of 7 cents ($.07) per share, Which is payable on November 1, 1996 to shareholders of record October 15, 1996. The financial information in this report has been adjusted to reflect the dividends payable as of September 30, 1996.


  RECENT LEGISLATION

  The earnings of the Corporation, through the subsidiary banks, are and will be affected from time to time by legislative actions taken by the United States Government.

  On September 30, 1996, the President of the United States signed the legislation which contains the Deposit Insurance Fund Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). Under this legislation, the Federal Deposit Insurance Corporation ("FDIC") has levied a special assessment on SAIF assessable deposits held as of March 31, 1995. The Corporation in its acquisition of Family First Federal Savings Bank in 1995, had acquired deposits which are considered SAIF assessable deposits and are subject to this special assessment.

  The Corporation estimated and recorded $263,317 as its portion of this special assessment in the statements of income for the three and nine-month periods ended September 30, 1996. The assessment was based on $58 million in SAIF deposits. For accounting purposes, this special assessment was treated as a third quarter of 1996 event.

  The legislation is expected to reduce the future annual deposit insurance cost for SAIF deposits. The Corporation anticipates that such reductions, which are to become effective in 1997, will equal the $263,317 charge in approximately 3 years.

  Earnings Per Share Computation

  The Corporation's reported earnings per share of $0.23 and $0.70 per share for the three and nine-month periods ended September 30, 1996 both take into account the dilutive effect of the Corporation's outstanding common stock equivalents, namely stock options and mandatory stock purchase contracts.

  The dilution results from the calculation of adjustments to both the number of weighted average shares outstanding and the Corporation's net income for the three and nine-month periods ended September 30, 1996. The effect of these common stock equivalents was either not significant or anti-dilutive for the three and nine-month periods ended September 30, 1995.

    GREATER COMMUNITY BANCORP AND SUBSIDIARIES

  PART I -  FINANCIAL INFORMATION

  ITEM 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  The following discussion and analysis of the Corporation's consolidated financial condition as of September 30, 1996 and the results of operations for the three and nine-month periods ended September 30, 1996 and 1995 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Corporation's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1995, and the other information herein. The consolidated statement of condition as of September 30, 1996 and the statements of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries and the term "Subsidiary Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank. Data is presented for both the Corporation and the Subsidiary Banks unless otherwise noted. All dollar figures, except for per share data, are set forth in thousands.


  A. Financial Condition: September 30, 1996 and December 31,
  1995

  As of September 30, 1996, the Corporation's total assets were $256,540 an increase of $3,495 or 1.4% compared to the amount reported at December 31, 1995. Non-interest bearing cash and due from banks increased by $1,148 or 10.0% whereas federal funds sold decreased by $13,425 or 76.4%. Substantially all of the decrease in federal funds sold was offset by increases in both investment securities and loans. Interest bearing due from banks increased by $190 or 16.5% primarily due to additional investing in such assets when compared to the amount reported at December 31, 1995.

  Investment Securities

  Investment Securities totaled $92,294 at September 30, 1996, an increase of $8,308 or 9.9% compared to the amount reported at December 31, 1995. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total, 47.6% of the investments are in U.S. Government obligations, 20.6% in U.S. Government agency obligations, 22.1% in mortgage backed securities and the balance in municipal and other securities.

  At September 30, 1996, based on the fair market value of its available-for-sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized gain in the amount of $125, net of taxes, as a component of shareholders' equity. This was a decrease of $428 from the $553 amount recorded at December 31, 1995 primarily due to the change in market conditions.


  Loan Portfolio

  The Corporation's loan portfolio net of allowance for possible loan losses at September 30, 1996 totaled $136,421, an increase of $7,314 or 5.7% compared to the amount reported at December 31, 1995. The increase in loans is primarily due to increased loan demand.


  Other Real Estate Owned

  As of September 30, 1996, other real estate totaled $2,130, an increase of $60 or 3.0% when compared to the amount reported at December 31, 1995.

  Deposits

  Total deposits at September 30, 1996 were $220,619, a decrease of $2,147 or 1.0% relative to the amount reported at December 31, 1995. Within the components of total deposits, non-interest bearing demand deposits increased by $7,158 or 15.4% while interest-bearing demand deposits, savings and time deposits decreased by $6,956 or 11.8%, $539 or 2.1% and $1,810 or 2.0%, respectively. The decreases in these components are primarily due to the continuing customer's search for high yields on deposits at maturity and normal withdrawals.

  Liquidity

  The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. It actively manages its liquidity position under the direction of the Subsidiary Banks' Asset and

  Liability Management Committees. At September 30, 1996, sources of liquidity include $13,957 in cash and due from banks, $4,150 in federal funds sold and securities available-for-sale of $52,970.


  Capital Adequacy and Regulatory Matters

  The Corporation is subject to regulation by the Board of
  Governors of the Federal Reserve System (Federal Reserve
  Board).  The Subsidiary Banks are subject to regulation by both the FDIC and the New Jersey Department of Banking (Department).
  Such regulators have promulgated regulations which require the
  Corporation and the Subsidiary Banks to maintain certain
  capital ratios.   At September 30, 1996, the Corporation and
  Subsidiary Banks exceed the "Well Capitalized" ratios as
  determined by the appropriate regulatory authorities.  The following table sets forth the regulatory capital ratios for the Corporation and the Subsidiary Banks and the required
  regulatory ratios at that date.
                                                                   Well
                                   Greater     Great  Bergen       Capitalized
                                   Community   Falls  Commercial   (Under FDIC
                                   Bancorp     Bank   Bank         Regulation)


  Tier I leverage ratio             7.71%      6.73%   9.14%        5%
  Tier I risk-based capital ratio  12.40%      1.72%  13.34%        6%
  Tier I and Tier II risk-based
   capital ratio                   16.93%     12.98%  14.51%       10%

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

  General economic conditions in the State of New Jersey have improved over the past year. Interest rates have increased, due in part to action by the Federal Reserve Board, the general real estate interest rates have shown an upward trend, real estate values and employment levels are fairly stable, and in some cases have shown an upward movement.

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

  Loans are considered renegotiated if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation has renegotiated certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes repossessed.

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

                                         September 30,     December 31,
                                             1996            1995

  Non-accruing loans                          $  994         $1,422
  Renegotiated loans                           1,003            517
       Total non-performing loans             $1,997         $1,939

  Loans past due 90 days and accruing         $1,885          1,125
  Other real estate                            2,122          2,070
       Total non-performing assets            $6,004         $5,134


  Asset Quality Ratios
  Non-performing loans to total gross loans     1.44%         1.47%
  Non-performing assets to total gross loans    4.32%         3.80%
  Non-performing assets to total assets         2.33%         2.03%
  Allowance for possible loan losses to
     non-performing loans                     121.28%       120.27%
  Allowance for possible loan losses to gross
   loans                                        1.74%         2.28%


  During the nine months ended September 30, 1996, gross interest income of $146 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest was included on such loans during such period. The Corporation had no restructured loans during this period.

  Impaired Loans - The Corporation measures its allowance for possible loan losses using the following information. A loan is considered impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans where situations exist which have reduce the probability of collection in accordance with contractual terms. As of September 30, 1996 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                           Recorded          Valuation
                                           Investment        Allowance


  Impaired loans -
    Valuation allowance required           $  995              $ 512
    No valuation allowance required           206                  -
    Total impaired loans                   $1,201              $ 512



  This valuation allowance is included in the allowance for possible loan losses on the Corporation's Balance Sheet

  The average recorded investment in impaired loans for the nine-month period ended September 30, 1996 was $1,400.

  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $21 for the nine-month period ended September 30, 1996.


  Analysis of the Allowance For Possible Loan Losses

  The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at September 30, 1996 of $2,422 or 121.28% of nonperforming loans, was adequate.

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

  At September 30, 1996, the allowance for possible loan losses increased by $90 over the amount recorded at December 31, 1995. The following table represents transactions affecting the allowance for possible loan losses during the nine-month period ended September 30, 1996.



  Balance at beginning of period, December 31, 1995    $2,332

  Charge-offs:
    Commercial, financial and agricultural                 88
    Real estate--mortgage                                 214
    Installment loans to individuals                       13
                                                          315
  Recoveries:
    Commercial, financial and agricultural                 90
    Real estate--mortgage                                  16
    Installment loans to individuals                        9
                                                          115
  Net charge-offs                                         200
  Provision charged to operations
     during the nine-month period                         290

  Balance at end of period, September 30, 1996         $2,422

  Ratio of net charge-offs during the
  nine-month period to average loans
  outstanding during that period                        0.15%


  Allocation of the Allowance for Possible Loan Losses

  The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at September 30, 1996.


  Balance at September 30, 1996
  applicable to:
                                                      Percent of
                                                      Loans in each
                                      Percent of      category to
                             Amount   Allowance       total loans

  Commercial, financial
    and agricultural         $   877      36%                  31%
  Real estate--mortgage          660      27%                  55%
  Installment loans
    to individuals               307      13%                  14%
  Unallocated                    578      24%                  n.a.

Total                        $ 2,422     100%                  100%



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

  Treasury stock

  During the third quarter of 1996, the Corporation, after having adopted a plan in that quarter to reacquire the Corporation's shares from time to time, reacquired 8,200 of its shares in the market for a total cost of $120. The Corporation expects to use the reacquired shares to assist in funding obligations under outstanding stock options, the Dividend Reinvestment Plan and for future stock dividends.


  B.  Results of Operations:  Three and nine months ended
  September 30, 1996 and 1995

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

  Three and Nine Months Ended September 30, 1996. The Corporation earned net income of $477 or $0.23 per share and $1,481 or $0.70 per share, for the three and nine-month periods ended September 30, 1996, compared to $521 or $0.28 per share and $1,543 or $0.86 per share, for the same period in 1995.

  The Corporation's earnings for the three and nine-month periods ended September 30, 1996 were adversly affected by recent legislation known as the Deposit Insurance Fund Act of 1996, enacted to recapitalize the Savings Association Insurance Fund. As a result of this new legislation, the Corporation was required to estimate and record $263 before income taxes as its portion of the assessment. Had this assessment been not recorded, net income would have been $635 and $1,639 for the three and nine-month periods ended September 30, 1996.

  Interest income increased by $32 and $1,363 for the three and nine-month periods ended September 30, 1996 over the corresponding period in 1995. The increase is primarily due to an increase in average earning assets. Other income increased by $201 and $316 for the three- and nine-month periods ended September 30, 1996 over the comparable period in 1995. The majority of such increase is directly related to the general growth of the Subsidiary Banks.

  Total interest expense increased by $109 and $740, respectively, for the three and nine-month periods ended September 30, 1996 over the corresponding period in the prior year, primarily due to an increase in average rate related liabilities. Total other expenses increased by $264 and $1,024 for the three and nine-month periods ended September 30, 1996 over the comparable period in the prior year which primarily related to the increase in FDIC assessment. Of the total increase for the nine-month period, $468 was attributable to increases in salaries and employee benefits and $651 in occupancy and equipment expense. FDIC assessment increased by $103. The majority of these increases are related to the Family First merger and general growth of the Subsidiary Banks. Amortization expense of intangibles and other operating expenses decreased by $51 and $147, respectively, for the nine-month period ended September 30, 1996 over the comparable period in 1995. The majority of this decrease is related to the expenses associated with merchant card processing service which was discontinued.



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

           GREATER COMMUNITY BANCORP AND SUBSIDIARIES


  PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings

    The Corporation is party in the ordinary course of business, to litigation involving collection matters, contract claims and other miscelleneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Corporation's consolidated financial position nor its results of operation will be affected materially by any present proceedings.

  Item 2 -  Changes in Securities

    None.


  Item 3 -  Default Upon Senior Securities

    None.

  Item 4 -  Submission of Matters to a Vote of Security Holders

    None.

  Item 5 -  Other information

    None.

  Item 6 -  Exhibits and Reports on Form 8-K

    (a)    Exhibits.  None.

    (b)    Reports on Form 8-K.  See Part II, Item 6(b) of the
             Form 10-QSB filed for the period ended June 30, 1996 with respect to three Forms 8-K filed during July and August 1996. No Form 8-K was filed during the quarter ended September 30, 1996 after the Form 8-K was filed August 5, 1996 reporting the adoption of a plan to reacquire the Corporation's shares from time to time.

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                       GREATER COMMUNITY BANCORP
                       (Registrant)



  Date: November 14, 1996   By: /s/ Naqi A. Naqvi
                            Naqi A. Naqvi, Treasurer
                            (Duly Authorized Officer and
                             Principal Financial Officer)