Form 10KSB
period 1996-12-31
GREATER COMMUNITY BANCORP
filed 1997-03-31
CIK 773845

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the fiscal year ended December 31, 1996

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the transition period from ______________________ to _______________

    Commission file number 0-14294

            Greater Community Bancorp (formerly Great Falls Bancorp)
            --------------------------------------------------------
                 (Name of small business issuer in its charter)

            NEW JERSEY                                        22-2545165
    -------------------------------                        ----------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


    55 Union Boulevard, Totowa, New Jersey                       07512
    ----------------------------------------                   ----------
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (201) 942-1111

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
           NONE
     -------------------               -----------------------------------------

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

YES     |X|        NO |_|

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for the most recent fiscal year. $20,622,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

    $24,247,423 as of January 31, 1997. For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

    The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, was as follows: 1,894,297 shares of common stock as of January 31, 1997.

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

    Transitional Small Business Disclosure Format (check one):

    Yes |_|       No    |X|

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS

THE HOLDING COMPANY

Greater Community Bancorp (the "Corporation") is organized as a business corporation under the laws of the State of New Jersey and registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was incorporated in 1984. In 1985, it obtained a charter for Great Falls Bank ("GFB") (see "SUBSIDIARY BANKS" below).

It was reported last year that as of the close of business on December 31, 1995 the Corporation acquired all of the outstanding stock of Bergen Commercial Bank ("BCB") (see "SUBSIDIARY BANKS" below) solely in exchange for the Corporation's common stock. As a result of this acquisition, the Corporation became the owner of two New Jersey-chartered banks.

During April, 1995, the Corporation had also acquired a second financial institution, Family First Federal Savings Bank ("Family First"), of Clifton, New Jersey. That acquisition took the form of a merger of Family First into GFB, with GFB being the survivor of the merger.

The Corporation's only substantive business activity is the ownership and operation of GFB and BCB (the "Bank Subsidiaries").

During the last several years, the Corporation has demonstrated continued growth in its business. As of December 31, 1996, the Corporation's consolidated assets were $257.0 million, as compared with consolidated assets of $253.0 million at December 31, 1995. Net income for the year ended December 31, 1996 was $2,337,000 ($1.11 per share), up from $2,072,000 ($1.04 per share) in 1995 and
$1,486,000 ($.89 per share) in 1994. After declaring cash dividends totaling $.22 per share during 1995, the Corporation declared total dividends of $.29 per share during 1996. Financial results for years prior to 1995 have been restated to include BCB which was accounted for as a pooling of interests. The financial results for periods prior to April 7, 1995 do not include Family First since the acquisition of Family First was accounted for as a purchase.

Great Falls Financial Services, Inc. is a wholly-owned non-bank subsidiary of the Corporation. Its purpose is to provide data processing and other banking related services at cost to the Subsidiary Banks. Prior to 1997, the entity had been inactive, however, the Corporation expects the entity to be active in 1997. The entity's corporate name was changed to Greater Community Services, Inc., during the first quarter of 1997.

During 1996, in an effort to diversify its operations, the Corporation entered into a joint venture to form a majority-owned non-bank subsidiary. In October 1996, this non-bank subsidiary was opened for business under the name of Greater Community Financial, L.L.C., a New Jersey limited liability company (the "Company") located in Clifton, New Jersey. The purpose of the Company is to engage in the business of securities broker and dealer.

SUBSIDIARY BANKS

GFB received its charter from the New Jersey Department of Banking (the "Department") in 1985 and commenced operations as a commercial bank in January, 1986 at its main office located at 55 Union Boulevard, Totowa, New Jersey. In addition to its main office, GFB has a total of four branches, all of which are located in Passaic County, New Jersey. GFB has operated a branch at 150 Clove Road, Little Falls, New Jersey, since March, 1988, two branches located in Clifton, New Jersey, acquired in the merger with Family First in April 1995 and a branch at 100 Furler Street, Totowa, New Jersey opened in 1996.

GFB conducts a general commercial and retail banking business encompassing a wide range of traditional deposits and lending functions. GFB offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit, and consumer installment loans. In the depository area, GFB offers a broad variety of deposit accounts, including consumer and commercial checking accounts and NOW accounts. GFB also offers other customary banking services.

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

Each of the Subsidiary Banks has a wholly-owned investment company subsidiary whose function is to manages its investment securities portfolio. The investment companies were formed to separate the Subsidiary Banks' investment portfolio functions and responsibilities from their regular banking operations and to increase the net yields of their respective investment portfolios.

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

Bank Holding Company Regulation

The Corporation is registered as a bank holding company under the Holding Company Act. As such, it is subject to supervision and regulation by the Federal Reserve. The Corporation is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Corporation also is subject to regular examination by the Federal Reserve and is subject to regulation by the Department.

A policy of the Federal Reserve requires the Corporation to act as a source of financial and managerial strength to the Subsidiary Banks, and to commit resources to support the Subsidiary Banks. In addition, any loans by the Corporation to the Subsidiary Banks would be subordinate in right of payment to deposits and certain other indebtedness of the Subsidiary Banks. At December 31, 1996, the Corporation had approximately $6.5 million in financial resources in addition to its investment in the Subsidiary Banks and non-bank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions. GFB was notified in April, 1995, and BCB was notified in November, 1995, that they had received a "Satisfactory" CRA rating as a result of their most recent CRA examinations. These ratings mean that GFB and BCB have satisfactory records of ascertaining and helping to meet the credit needs of their entire delineated communities, including low- and moderate-income neighborhoods, in a manner consistent with their resources. In addition, the Corporation is subject to various requirements under New Jersey laws concerning future acquisitions, and a company desiring to acquire the Corporation also may be subject to such laws, depending upon the nature of the institution to be acquired and the means by which the acquisition would be accomplished.

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

The Federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before such person or persons may acquire control of the Corporation or the Subsidiary Banks. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

Bank Regulation

As state-chartered banks which are not members of the Federal Reserve System, the Subsidiary Banks are subject to the primary federal supervision of the Federal Deposit Insurance Corporation ("FDIC") under the Federal Deposit Insurance Act (the "FDIA"). Prior approval of the FDIC is required for the Subsidiary Banks to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Subsidiary Banks are also subject to regulation and supervision by the Department. In addition, the Subsidiary Banks are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Bank Dividends

New Jersey law permits the Subsidiary Banks to declare dividends only if, after payment thereof, their capital would be unimpaired and their remaining surplus would equal at least 50 percent of their capital. Under the FDIA, the Subsidiary Banks are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 1996, the Subsidiary Banks met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required thereby from paying dividends or making other capital distributions without the permission of the FDIC. See "--Holding Company Dividends and Stock Repurchases."

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a risk-based insurance premium system which became permanent on January 1, 1994. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. As of January 1, 1996, such premiums range from 0.00% to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Prior to July 1, 1995, the assessment rates ranged from 0.23% of deposits for well-capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. Both GFB and BCB were deemed Subgroup A institutions for deposit assessment purposes during that time. For the last six months of 1995, the assessment rates ranged from 0.04 of deposits for well capitalized institution in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. These rates were again lowered effective January 1, 1996 to a range of 0.00% to 0.27% of deposits. Since July 1, 1995, the Subsidiary Banks have both been deemed well-capitalized for insurance assessment purposes. GFB's and BCB's deposit assessment rates for the first half of 1996 were 0.23%. Since then, their rates have been 0.00%.

During 1996, the President of the United States enacted legislation which contains the Deposit Insurance Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). Under this legislation, the FDIC has levied a special assessment on SAIF assessable deposits held as of March 31, 1995. In its acquisition of Family First in 1995, the Corporation had acquired deposits which are considered SAIF assessable deposits and were subject to this special assessment.

In addition, the Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The rates established for GFB and BCB for 1997 through 1999 are 0.065% and 0.013%, respectively.

Proposed Standards for Safety and Soundness

Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have proposed standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards, when they are established, would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation believes that the Subsidiary Banks meet the standards which have been proposed, which require a maximum level of classified assets to total capital and ineligible allowance no greater than 1.0%, and earnings sufficiency, which requires, among other things, that a bank be in compliance with its regulatory capital standards and that it continue to comply with these capital standards if it sustained a loss over the next four quarters equal to its net loss for the last four quarters.

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

Under the FDIA, the FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances, including: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution;
(iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital; (v) appointment of a conservator or receiver by a state banking authority, such as the Department; (vii) the institution's assets are less than its obligations to its creditors and others; (viii) substantial dissipation in the institution's assets or earnings due to violation of any statute or regulation or unsafe or unsound practice; (ix) a willful violation of a cease and desist order that has become final; (x) an inability of the institution to pay its obligations or meet its depositors' demands in the normal course of business; or (xi) any concealment of the institution's books, records or assets or refusal to submit to examination.

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

At December 31, 1996, the Corporation's total risk-based capital and leverage capital ratios were 16.89% and 8.12%, respectively. The minimum levels established by the regulators for these measures are 8.00% and 4.00%, respectively.

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

Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. A critically undercapitalized institution is prohibited from making payments of principal or interest on its subordinated debt, except with respect to debt as approved by the FDIC or, until July 15, 1996, with respect to subordinated debt outstanding on July 15, 1991 and not extended or otherwise renegotiated after July 15, 1991. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2%, nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION

The earnings of the Corporation, through the Subsidiary Banks, are and will be affected by domestic and international economic conditions and the monetary and fiscal policies of the United States and foreign governments and their agencies.

The Federal Reserve's monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of non-earning reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

Employees

As of December 31, 1996, the Corporation employed a total of approximately 110 employees, including 98 full-time employees. Management considers relations with employees to be satisfactory.

Item 2 - DESCRIPTION OF PROPERTY

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

For further information regarding the Subsidiary Banks' lease obligations, see
Note 13 of the Corporation's Notes to Consolidated Financial Statements for the year ended December 31, 1996, contained in its 1996 Annual Report to Shareholders (see Item 7A-"Financial Statements").

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock was held by approximately 872 holders of record on December 31, 1996, and is traded in the over-the-counter market.

The following table indicates the range of high and low closing bid prices of the Common Stock, as reported by Ryan, Beck & Co., a principal market maker in the Corporation's stock, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The price quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The stock prices and cash dividends have been adjusted to take into account the effect of stock dividends paid in 1996 and 1995.

                                                     Bid Price         Cash
                                                 -----------------     Dividends
                                                  High       Low       Declared
                                                  ----       ---       --------
Year Ended December 31, 1995:

  First Quarter                                  $ 9.92      $ 9.71      $ .041

  Second Quarter                                  11.57       10.33        .046

  Third Quarter                                   11.36       11.36        .046

  Fourth Quarter                                  17.50       15.45        .064

Year Ended December 31, 1996:

  First Quarter                                   14.05       13.25        .064

  Second Quarter                                  14.25       12.61        .070

  Third Quarter                                   13.86       12.73        .070

  Fourth Quarter                                  16.75       15.00        .080


The Corporation's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions which are potentially applicable. (See above, Item 1--DESCRIPTION OF BUSINESS--SUPERVISION AND REGULATION--Bank Holding Company Regulation--Holding Company Dividends and Stock Repurchases"; and "--Bank Regulation-- Bank Dividends.") However, management does not expect any of such restrictions to become applicable so long as the Corporation and the Subsidiary Banks continue to operate profitably.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This section presents a review of the Corporation's consolidated financial condition and results of operations. Data is presented for both the Corporation and its subsidiaries unless otherwise noted. The review should be read in conjunction with the consolidated financial statements, including notes thereto, and other financial data presented elsewhere herein. The consolidated balance sheet for the year ended December 31, 1996 and the related consolidated statement of income, shareholders's equity and cash flow for the year ended December 31, 1996 have been audited by Grant Thornton, LLP. The consolidated balance sheet for the year ended December 31, 1995 and the related consolidated statement of income, shareholders's equity and cash flow for years ended December 31, 1995 and 1994 have been audited by Arthur Andersen LLP. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries, the term "GFB" as used herein refers to Great Falls Bank and subsidiaries and the term "BCB" as used herein refers to Bergen Commercial Bank and subsidiaries. All dollar figures, except for per share data, are set forth in thousands. All per share data is adjusted to reflect stock dividends paid.

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include , but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update there forward-looking statements to reflect events and circumstances that arise after the date hereof.

BUSINESS

The Corporation is organized as a business corporation under the laws of the State of New Jersey and registered with the Board of Governors of the Federal Reserve System as a bank holding company. The Corporation is located in Passaic County, New Jersey and its substantive business activity is the ownership and operation of its banking subsidiaries, GFB and BCB (collectively, the "Subsidiary Banks"). As of December 31, 1996, the Subsidiary Banks operated a general banking business from eight full service offices located in northern New Jersey. As of the same date, the Corporation's subsidiaries employed approximately 98 persons on a full-time equivalent basis.

RECENT TRANSACTION

During 1996, in an effort to diversify its operations, the Corporation entered into a joint venture to form a majority owned non-bank subsidiary which would benefit the Corporation's operating results in future years. In October 1996, the Corporation opened for business Greater Community Financial, L.L.C., a New Jersey limited liability company (the "Company") located in Clifton, New Jersey.

The purpose of the Company is to engage in the business of securities broker and dealer. At December 31, 1996, the Company had total assets of $313 and member capital of $311.

BUSINESS OF CORPORATION'S SUBSIDIARIES

Bank Subsidiaries

The Subsidiary Banks offer a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units primarily in Bergen and Passaic counties, New Jersey. Commercial lending services provided by the Subsidiary Banks include short and medium term loans, loans secured by real estate and non-residential properties, revolving lines of credit and mortgage loans. Consumer banking services include various types of deposit accounts, installment loans, mortgage loans, credit card loans and other consumer-oriented services. Great Falls Investment Company, Inc. is a wholly-owned subsidiary of GFB, and BCB Investment

Company, Inc. is a wholly-owned subsidiary of BCB. The primary business of these subsidiaries is to own and manage the investment portfolios of their respective parent banks.

Non-bank Subsidiary

Great Falls Financial Services, Inc. is a wholly-owned non-bank subsidiary of the Corporation. Its purpose is to provide data processing and other banking-related services at cost to the Subsidiary Banks. Prior to 1997, the entity had been inactive, however, the Corporation expects the entity to be active in 1997. RESULTS OF OPERATIONS

The Corporation earned $2,337 or $1.11 per share in 1996 compared to $2,072 or $1.04 per share in 1995 and $1,486 or $.89 per share in 1994. The earnings reported are after $111, $191 and $110 of amortization expense of intangible assets on a pre-tax basis, for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, the Corporation's earnings improved 13% over 1995. In 1995, the Corporation's earnings, improved 39% over 1994. Net interest income increased by $656, or 6%, in 1996 compared to 1995 and $3,115 or 40% in 1995 compared to 1994. Total other expenses showed a moderate increase of $63 in 1996 over 1995 and increase by $3,275 or 54% in 1995 over 1994. The increase in net interest income in 1996 is attributable to the growth of the Corporation. The increases in both net interest income and other expenses in 1995 over 1994 are primarily attributable to the acquisition of Family First Federal Savings Bank ("Family First") and in part to the growth of the Corporation. The provision for possible loan losses increased by $26 in 1996 compared to 1995 and increased by $242 in 1995 compared to 1994 primarily as a result of the increase in the loan portfolio resulting from the acquisition of Family First. The Corporation's annual interest expense increased by $604 in 1996 compared to 1995 primarily due to an increase in average interest-bearing liabilities. In 1995 the annual interest expense increased by $2,916 compared to 1994 primarily due to the acquisitions completed by the Corporation during 1995, which resulted in an increase in average deposits.

During 1996, the Corporation's earnings, through its Subsidiary Banks, were adversely affected by a legislative action taken by United States Government to sign into law the Deposit Insurance Act of 1996 to recapitalize the Savings Association Insurance Fund (SAIF). Under the act, the Federal Deposit Insurance Corporation (FDIC) levied a special assessment on SAIF assessable deposits held as of March 31, 1995. In its acquisition of Family First in 1995, the Corporation had acquired deposits which are considered SAIF assessable deposits and area subject to this special assessment. In the third quarter of 1996, the Corporation recorded $249 before income taxes as its portion of the assessment. Had this assessment been not recorded, the Corporation's earnings would have been $2,469 or $1.17 per share for the year ended December 31, 1996.

AVERAGE BALANCES AND NET INTEREST INCOME

Net interest income, the primary source of the Corporation's results of operations, is the difference between interest, dividends and fees earned on loans and other earning assets, and interest paid on interest-bearing liabilities. Earning assets include loans to businesses and individuals, investment securities, interest-bearing deposits with banks and federal funds sold in the interbank market. Interest-bearing liabilities include primarily interest-bearing demand savings and time deposits. Net interest income is determined by (i) the difference between the yields earned on earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of non-performing assets.

The following table sets forth the Corporation's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest expense on related items, and the Corporation's average yield for the years ended December 31, 1996, 1995 and 1994. The yields are shown on a fully taxable basis and assume a 34% tax rate.

 AVERAGE BALANCE SHEET, INTEREST INCOME AND EXPENSE, AND AVERAGE INTEREST RATES

                                                               December 31, 1996                         December 31, 1995
                                                      -----------------------------------      -----------------------------------

                                                       Average      Interest      Average      Average       Interest      Average
                                                       Balance   Earned/Paid   Yield/Rate      Balance    Earned/Paid   Yield/Rate
                                                      --------   -----------   ----------      -------    -----------   ----------
ASSETS:
Earning Assets:. . . .
 Investment Securities.........................       $ 87,604       $ 5,569        6.36%      $ 74,751      $  4,790        6.41%
  Due from banks--interest-bearing.............          2,947           138        4.67%         1,271            54        4.23%
  Federal funds sold...........................          7,468           365        4.89%        11,178           658        5.89%
  Loans (1)....................................        135,161        12,621        9.34%       120,379        11,931        9.91%
                                                      --------       -------        -----      --------      --------        -----
            Total earning assets...............        233,180        18,693        8.02%       207,579        17,433        8.40%
  Less:  Allowance for possible loan losses....          2,393            --                      2,427            --
           Unearned income - loans.............            317            --                        335            --
  All other assets.............................         21,433            --                     17,368            --
                                                      --------       -------                   --------      --------
            Total assets.......................       $251,903       $18,693                   $222,185       $17,433
                                                      ========       =======                   ========      ========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing accounts........       $ 81,112       $ 1,799        2.22%      $ 74,207      $  1,890        2.55%
  Time deposits................................         86,277         4,605        5.34%        75,505         4,037        5.35%
  Federal funds and short-term borrowings......          6,062           312        5.15%         2,934           185        6.31%
  Long-term borrowings.........................          4,982           438        8.79%         4,969           438        8.82%
                                                      --------       -------        -----      --------      --------        -----
            Total interest-bearing liabilities.        178,433         7,154        4.01%       157,615         6,550        4.16%

Demand deposits................................         50,243            --                     44,335            --
Other liabilities..............................          3,240            --                      2,948            --
Shareholders' equity...........................         19,987            --                     17,287            --
                                                      --------       -------                   --------      --------
            Total liabilities and shareholders
             equity............................       $251,903        $7,154                   $222,185        $6,550
                                                      ========       =======                   ========      ========
NET INTEREST INCOME
(fully taxable basis)..........................                      $11,539                                  $10,883
                                                                     =======                                 ========
NET INTEREST MARGIN
(fully taxable basis)..........................                                     4.95%                                    5.24%
                                                                                    =====                                    =====

                                                               December 31, 1994
                                                      ----------------------------------

                                                       Average      Interest      Average
                                                       Balance   Earned/Paid   Yield/Rate
                                                       -------   -----------   ----------
ASSETS:
Earning Assets:. . . .
 Investment Securities.........................       $ 52,813       $ 2,693        4.97%
  Due from banks--interest-bearing.............          3,884           158        4.07%
  Federal funds sold...........................          4,991           143        4.27%
  Loans (1)....................................         92,978         8,408        9.04%
                                                      --------       -------        -----
            Total earning assets...............        154,666        11,402        7.37%
  Less:  Allowance for possible loan losses....          1,777            --
           Unearned income - loans.............            262            --
  All other assets.............................         10,546            --
                                                      --------       -------
            Total assets.......................       $163,173       $11,402
                                                      ========       =======
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing accounts........       $ 63,409       $ 1,388        2.19%
  Time deposits................................         45,458         1,755        3.86%
  Federal funds and short-term borrowings......          1,122            53        4.72%
  Long-term borrowings.........................          4,958           438        8.83%
                                                      --------       -------        -----
            Total interest-bearing liabilities.        114,947         3,634        3.16%

Demand deposits................................         32,446            --
Other liabilities..............................          1,200            --
Shareholders' equity...........................         14,580            --
                                                      --------       -------
            Total liabilities and shareholders
             equity............................       $163,173       $ 3,634
                                                      ========       =======

NET INTEREST INCOME
(fully taxable basis)..........................                      $ 7,768
                                                                     =======
NET INTEREST MARGIN
(fully taxable basis)..........................                                     5.02%
                                                                                    =====

(1) Average balance includes non-performing loans.

NET INTEREST INCOME

In 1996, interest income increased by $1,260 or 7% compared to 1995. Interest and fee income on loans during 1996 increased by $690, or 6% over the comparable period in 1995 as a result of an increase of 12% in average total loans. The average yield on loans decreased to 9.34% in 1996 compared to 9.91% in 1995. Income earned on securities increased by $779 or 16% for the same period. The increase was primarily due to a 17% increase in average investments for the year ended December 31, 1996 over 1995. The average yield on securities was 6.36% for the year December 31, 1996 compared to 6.41% for the same period in the prior year, a moderate decline due to general market conditions. Interest income on federal funds sold and deposits with banks decreased by $209 or 29% as a result of a decrease in average federal funds sold and deposits with banks of $2,034 or 16%.

In 1995, interest income of $17,433 represented a $6,031, or 53% increase over $11,042 reported for 1994. Interest and fee income on loans during 1995 increased by $3,523 or 42% over 1994. This increase was due to an increase of 29% in average total loans and an increase in the average yield on loans to 9.91% in 1995 compared to 9.04% in 1994. Income earned on securities increased by $2,097 or 78% for the same period. This increase was primarily due to a 42% increase in average investments for the year ended December 31, 1995 over 1994. In addition, the average yield on securities increased to 6.41% for the year December 31, 1995 compared to 4.97% for the prior year. Interest income on federal funds sold and deposits with banks increased from 1994 to 1995 by $411 or 137% as a result of an increase in average federal funds sold and deposits with banks of $3,574 or 40%. All such increases are primarily attributable to the acquisitions which occurred during 1995 and the overall growth of the Corporation.

Interest expense for the year ended December 31, 1996 increased by $604 or 9% from the level of interest expense for 1995. $477 of the total increase in interest expense is related to the increase in interest expense on deposits from 1996 to 1995 and the remaining $127 is related to the increase in interest expense on short- and long-term borrowings. The increase in total interest expense is related to the increase in average interest-bearing liabilities of $20,818 or 13% due to the overall growth of the Corporation.

Interest expense for the year ended December 31, 1995 increased by $2,916 or 80% from the level of interest expense for 1994. $2,784 of the total increase in interest expense is related to the increase in interest expense on deposits from 1995 to 1994. The increase in total interest expense is related to the increase in average interest-bearing liabilities of $42,668 or 37% due to the acquisitions which occurred in 1995 and the overall growth of the Corporation.

The Corporation's net interest margin, which measures net interest income as a percentage of average earning assets, was 4.95%, 5.24% and 5.02% for the years ended December 31, 1996, 1995 and 1994, respectively.

RATE/VOLUME ANALYSIS

The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the twelve-month periods ended December 31, 1996, 1995 and 1994. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes which are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.

                                                         Full Year 1996                        Full Year 1995
                                                   Compared to Full Year 1995            Compared to Full Year 1994
                                                      Increase (Decrease)                   Increase (Decrease)
                                                     ---------------------                 ---------------------
                                                Volume        Rate        Net          Volume       Rate       Net
                                                -------      ------      ------       --------     ------     ------
Interest Earned On:
  Loans.....................................     $1,378     $ (688)      $  690         $2,991    $   532     $3,523
  Investment securities.....................        819        (40)         779          1,347        750      2,097
  Other earning assets......................       (103)      (106)        (209)           268        143        411
                                                 ------     -------      ------         ------    -------     ------
    Total earning assets....................     $2,094     $ (834)      $1,260         $4,606    $ 1,425     $6,031
                                                 ======     =======      ======         ======    =======     ======

Interest Paid On:
  Savings & Money Market....................     $  158     $ (249)      $  (91)         $ 262    $   240     $  502
  Time Deposits.............................        575         (7)         568          1,507        775      2,282
  Borrowings................................        213        (86)         127            133         (1)       132
                                                 ------     -------      ------         ------    -------     ------
    Total interest-bearing Liabilities......     $  946     $ (342)       $ 604        $ 1,902    $ 1,014     $2,916
                                                 ======     -======      ======         ======    =======     ======

                                                       Full Year 1994
                                                 Compared to Full Year 1993
                                                     Increase (Decrease)
                                                    --------------------
                                                 Volume      Rate        Net
                                                --------    ------     -----
Interest Earned On:
  Loans.....................................     $   986    $  335     $1,321
  Investment securities.....................         791       169        960
  Other earning assets......................        (301)       87       (214)
                                                 -------    ------     -------
    Total earning assets....................     $ 1,476     $ 591     $2,067
                                                 =======    ======     ======

Interest Paid On:
  Savings & Money Market....................     $   108    $ (213)     $(105)
  Time Deposits.............................         215        71        286
  Borrowings................................         430        21        451
                                                 -------    ------     ------
    Total interest-bearing Liabilities......     $   753    $ (121)     $ 632
                                                 =======    ======     ======

OTHER INCOME

Total other income for the year ending December 31, 1996 was $1,929, a decrease of $248 or 11% compared to 1995. The $248 net decrease was the result of significant fluctuations within the major components of Other Income. Although service charges on deposit accounts increased by $307, fees on merchant credit card processing and other commissions and fees decreased by $385 and $142, respectively. The majority of increase in service charges on deposit accounts is attributable to the increase in deposit-related services during 1996. The primary reason for the decrease in merchant credit card processing fees is due to the discontinuation of such services offered by BCB. Realized gain or loss on sale of securities available-for-sale during 1996 decreased by $158 while all other income increased by $130 when compared to 1995.

Total other income for the year ending December 31, 1995 was $2,177, an increase of $1,322 or 155% compared to 1994. The $1,322 net increase was the result of significant fluctuations in the major components of Other Income. More specifically, fee on merchant credit card processing increased by $502 and service charges on deposits increased by $352. Realized loss or gain on sale of investment securities available-for-sale during 1995 increased by $293 compared to 1994. The majority of such increases are attributable to the increase in deposit-related services during 1995.

OTHER EXPENSES

Total other expenses increased by $63 for the year ended December 31, 1996 over 1995. The $63 net increase was a result of significant fluctuations within the components of total other expenses. More specifically, salaries and employee benefits increased by $444 or 12%. The increase in salaries and employee benefits is attributable to general salary increases coupled with increases in employee benefits expense. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $540 or 38% primarily due to the addition of office space and equipment.

Regulatory, professional and other fees and computer services decreased by $85 or 11% and $141 or 36%, respectively, from 1995. The primary reason for such decreases is the reduction in expenses associated with the 1995 acquisitions. The $432 or 70% decreases in merchant credit card expense is a result of discontinuation of merchant processing activity by BCB. All other operating expenses decreased by $347 or 24% due in part to management's efforts to reduce such expenses. Included in all other operating expenses is the amortization expense of intangible assets which declined by $80 in 1996 compared to 1995 as a result of fully written-off intangible assets relative to the formation of GFB in 1986. Office expenses increased moderately while other real estate operating expense decreased moderately in 1996 when compared to 1995.

FDIC insurance assessment totaled $340 for the year ended December 31, 1996, an increase of $78 over 1995. The increase is a direct result of a legislation inacted to recapitalize the SAIF. The FDIC levied a special assessment to SAIF assessable deposits held as of March 31, 1995. In its acquisition of Family First in 1995, the Corporation had acquired deposits which are considered SAIF assessable deposits and were subject to this special assessment. In the third quarter of 1996, the Corporation recorded $249 as its portion of this assessment. Had this assessment not been made, the FDIC insurance assessment would have decreased for 1996 compared to 1995. The legislation is expected to reduce the future annual deposit insurance costs for SAIF deposits. The Corporation anticipates that such reductions, which are to become effective in 1997, will equal the $249 charge in approximately 3 years.

Total other expenses increased by $3,275 or 54% for the year ended December 31, 1995 over 1994. Of this increase, $955 was attributable to increases in salaries and benefits. The increase in salaries and employee benefits is attributable to the acquisition of Family First, hiring of additional employees and general increases in employee benefits. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $499 primarily due to the addition of office space and equipment.

Regulatory, professional and other fees, computer services and office expenses during 1995 increased by $170, $138 and $123, respectively, compared to 1994. Other real estate expenses and merchant credit card expenses increased by $259 and $562, respectively, compared to 1994. Such increases were primarily due to the acquisitions in 1995 and in part due to the Corporation's overall growth. FDIC insurance assessment for 1995 decreased by $98 due to a decline in FDIC assessment rate when compared to 1994.

All other operating expenses for 1995 increased by $667 when compared to 1994. The majority of such increase is directly related to the acquisition of Family First. Included in all other expenses is amortization expense totaling $191 and $110 for the years 1995 and 1994, respectively. The final amortization of the intangible assets related to the 1986 acquisition was $110 in 1995. In December, 1993, the Corporation incurred costs of $106 relative to the sale of debentures and equity contracts. These costs are being amortized over 4 years commencing in 1994 at an annual expense of $26. In addition, the acquisition of Family First early in the second quarter of 1995 resulted in an increase in the amortization expense of $70 in 1995. The Corporation expects amortized expenses relating to the acquisition of Family First to be $108 per year for the next six years.

INCOME TAXES

The Corporation recorded income tax provisions of $1,312, $1,174 and $840 for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in income tax provision are attributable to increased earnings for those three years.

FINANCIAL CONDITION

At December 31, 1996, the Corporation's total assets were $256,506, an increase of $3,461 or 1.3%, over the amount reported at December 31, 1995. Federal funds sold decreased by $11,275. Substantially all of such decrease was offset by increases in both investment securities and gross loans of $5,693 and $5,668, respectively. Interest bearing due from banks increased by $3,333 primarily due to additional investing in such assets when compared to the amount reported at December 31, 1995. Cash and non-interest bearing due from banks increased by $523.

INVESTMENT SECURITIES

Investment securities totalled $89,679 at December 31, 1996, an increase of $5,693 or 6.8% over the amount reported at December 31, 1995. The increase is primarily due to management's effort to increase investment income. The following table present the composition of the securities portfolio along with the book and market values of those components at December 31, 1996 and 1995.

                                                                                      December 31
                                                       ---------------------------------------------------------------------------
                                                                      1996                                        1995
                                                       ------------------------------------  -------------------------------------
Available-for-sale                                     Amortized Cost     Fair Market Value  Amortized Cost      Fair Market Value
                                                       --------------     -----------------  --------------      -----------------
U.S. Treasury securities and U.S. Government agencies..       $36,673               $36,861         $36,812                $37,805
State & political subdivisions.........................         1,006                 1,006            --                     --
Other debt and equity securities.......................         6,192                 6,407           2,524                  2,507
Mortgage-backed securities.............................         7,879                 7,977           7,577                  7,523
                                                             --------              --------       ---------              ---------
     Total available-for-sale..........................       $51,750               $52,251         $46,913                $47,835
                                                              -------               -------         -------                -------

Held-to-maturity
U.S. Treasury securities and U.S. Government
agencies ..............................................       $18,996               $18,602         $32,774                $32,679
State and political subdivisions.......................           393                   390             613                    615
Mortgage-backed securities.............................        18,039                17,978           2,764                  2,767
                                                              -------               -------       ---------              ---------
     Total held-to-maturity............................       $37,428               $36,970         $36,151                $36,061
                                                              -------               -------         -------                -------
     Total securities..................................       $89,178               $89,221         $83,064                $83,896
                                                              =======               =======         =======                =======

During 1996, the Corporation realized net gains of $51. The gains were realized through the sale of $5,472 of securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 1996, is an unrealized holding net gain on available-for-sale securities, net of income taxes, in the amount of $307. The Corporation has no securities held for trading purposes.

The following table provides information concerning the available-for-sale and held-to-maturity portions of the Corporation's investment securities portfolio at December 31, 1996:

                                                                                           December 31, 1996
                                        --------------------------------------------------------------------------------------------
                                        Due within One Year   Due One to Five Years   Due Five to Ten Years   Due Ten Years and Over
                                        -------------------   ---------------------   ---------------------   ----------------------
                                                       Fair                    Fair                    Fair                     Fair
                                        Amortized    Market   Amortized      Market   Amortized      Market   Amortized       Market
                                             Cost     Value        Cost       Value        Cost       Value        Cost        Value
                                        ---------   -------   ---------     -------   ---------      ------   ---------       ------
Available-for-sale:
  U.S. Treasury & Government securities   $10,596   $10,652     $24,362     $24,488      $1,394      $1,404      $  321       $  317
  State and political subdivisions..        1,006     1,006           -           -           -           -           -            -
  Other debt and equity securities..        6,192     6,407           -           -           -           -           -            -
  Mortgage-backed securities........          368       373       5,543       5,612       1,902       1,924          66           68
                                          -------   -------     -------     -------      ------      ------      ------       ------
     Total available-for-sale.......       18,162    18,437      29,905      30,100       3,296       3,328         387          385

Held-to-maturity:
  U.S. Treasury & Government  securities    3,197     3,198      13,620      13,545       1,179       1,220       1,000          640
  State and political subdivisions..            -         -         202         202         191         188           -            -
  Mortgage-backed securities........            -         -       9,479       9,470       5,147       5,112       3,413        3,396
                                          --------  --------    -------     -------      ------      ------      ------       ------
     Total held-to-maturity.........        3,197     3,198      23,301      23,217       6,517       6,520       4,413        4,036
                                          -------   -------     -------     -------      ------      ------      ------       ------
        Total securities............      $21,359   $21,635     $53,206     $53,317      $9,813      $9,848      $4,800       $4,421
                                          =======   =======     =======     =======      ======      ======      ======       ======

                                             December 31, 1996
                                        --------------------------
                                                    Total
                                           -----------------------
                                                              Fair
                                           Amortized        Market
                                                Cost         Value
                                           ---------       -------
Available-for-sale:
  U.S. Treasury & Government  securities     $36,673       $36,861
  State and political subdivisions..           1,006         1,006
  Other debt and equity securities..           6,192         6,407
  Mortgage-backed securities........           7,879         7,977
                                             -------       -------
     Total available-for-sale.......          51,750        52,251

Held-to-maturity:
  U.S. Treasury & Government  securities      18,996        18,602
  State and political subdivisions..             393           390
  Mortgage-backed securities........          18,039        17,978
                                             -------       -------
     Total held-to-maturity.........          37,428        36,970
                                             -------       -------
        Total securities............         $89,178       $89,221
                                             =======       =======

MATURITY SCHEDULE - SECURITIES

The following table shows the average yields, book values and fair market value of the Corporation's investment securities by maturity for the years ended December 31, 1996 and 1995.

                                                                              December 31
                                              -----------------------------------------------------------------------------
                                                            1996                                    1995
                                              ------------------------------------     ------------------------------------
Available-for-sale                            Average     Amortized           Fair     Average    Amortized            Fair
                                                Yield          Cost   Market Value       Yield         Cost    Market Value
                                              -------     ---------   ------------     -------    ---------    ------------
Due 0-1 Years...............................    6.29%       $11,602        $11,656       6.10%      $16,531         $16,716
Due 1-5 Years...............................    6.94%        24,360         24,487       6.32%       23,750          24,529
Due 5-10 Years..............................    7.72%         1,393          1,403       6.32%        4,209           4,184
Due 10 Years and Over. . .                      9.09%           324            321         n/a            -               -
Mortgage backed and equity securities.......      n/a        14,071         14,384         n/a        2,423           2,406
                                                            -------       --------                  -------         -------
    Total available-for-sale................                $51,750        $52,251                  $46,913         $47,835
                                                            =======        =======                  =======         =======
Held-to-maturity

Due 0-1 Years...............................    5.34%       $ 3,198        $ 3,198       4.99%      $12,472         $12,562
Due 1-5 Years...............................    5.94%        13,822         13,748       5.49%       19,404          19,481
Due 5-10 Years..............................    6.54%         1,369          1,407       5.39%        4,275           4,018
Due 10 Years and Over. .                        5.94%         1,000            640         n/a            -               -
Mortgage backed securities..................    6.27%        18,039         17,977         n/a            -               -
                                                            -------        -------                  -------         -------
  Total held-to-maturity....................                $37,428        $36,970                   36,151          36,061
                                                            -------        -------                  -------         -------
  Total investment securities...............                $89,178        $89,221                  $83,064         $83,896
                                                            =======        =======                  =======         =======

LOAN PORTFOLIO

The Corporation's gross loan portfolio at December 31, 1996 totaled $137,410, an increase of $5,668 or 4.3% compared to the amount reported at December 31, 1995. Such increase was primarily due to the increased loan demand. The following table summarizes the components of the loan portfolio as of December 31, 1996, and 1995 and 1994.

                                                                              December 31
                                                                            ---------------
                                                                 1996            1995           1994
                                                               --------        --------        -------
Loans secured by one to four family residential properties.....$ 43,100        $ 43,328        $26,925
Loans secured by nonresidential properties.....................  58,106          51,133         41,891
Loans to individuals...........................................   9,997           8,661          6,688
Loans to depository institutions...............................       -           4,600            600
Commercial loans...............................................  14,106          14,823         10,320
Construction loans.............................................   5,534           4,292          4,754
Other loans....................................................   6,567           4,905          5,486
                                                               --------        --------        -------
     Total Gross Loans.........................................$137,410        $131,742        $96,664
                                                               ========        ========        =======

The following tables set forth the contractual maturity and interest rate sensitivity of components of the loan portfolio at December 31, 1996 and 1995. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                      December 31, 1996
                                                    -------------------------------------------------------
                                                    Within           1 - 5          Over 5
Loans with predetermined interest rates:            1 year           Years           Years            Total
                                                   -------        --------         -------          -------
  Commercial...................................... $ 7,360        $ 13,578         $ 1,028         $ 21,966
  Real estate construction........................   1,343            --              --              1,343
  Real estate mortgage............................   7,919          35,879           7,949           51,747
  Consumer........................................   1,855           5,811           2,234            9,900
                                                   -------        --------         -------         --------
                                                    18,477          55,268          11,211           84,956
Loans with floating interest rates:

  Commercial......................................  29,876            --              --             29,876
  Lease financing.................................   3,785            --              --              3,785
  Real estate mortgage............................  12,648           3,508            --             16,156
  Consumer........................................   2,637            --              --              2,637
                                                   -------        --------         -------         --------
                                                    48,946           3,508            --             52,454
                                                   -------        --------         -------         --------
             Total Loans.......................... $67,423        $ 58,776         $11,211         $137,410
                                                   =======        ========         =======         ========

                                                                      December 31, 1995
                                                    -------------------------------------------------------
                                                    Within         1 - 5          Over 5
Loans with predetermined interest rates:            1 year         Years           Years              Total
                                                   -------        --------         -------          -------
  Commercial...................................... $13,707        $ 20,299         $ 2,174         $ 36,180
  Real estate construction........................   4,000               -            --              4,000
  Real estate mortgage............................   2,038          19,180           7,016           28,234
  Consumer........................................   4,414           2,716             722            7,852
                                                   -------        --------         -------         --------
                                                    24,159          42,195           9,912           76,266
Loans with floating interest rates:

  Commercial......................................  29,850            --              --             29,850
  Loans to depository institutions................     600            --              --                600
  Real estate construction........................   3,848            --              --              3,848
  Lease financing.................................    --               902            --               --
  Real estate mortgages...........................  13,243            --              --             14,145
  Consumer........................................   7,033            --              --              7,033
                                                   -------        --------         -------         --------
                                                    54,574             902            --             55,476
                                                   -------        --------         -------         --------
               Total Loans........................ $78,733        $ 43,097         $ 9,912         $131,742
                                                   =======        ========         =======         ========

At the dates indicated in the foregoing loan tables, no loans were concentrated within a single industry or group of related industries and the Corporation had no foreign loans.

ASSET QUALITY

Various degrees of risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. The Corporation seeks to manage credit risk through diversification of the loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring practices. The senior lending officer of BCB and GFB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these procedures. Non-performing assets include loans past due, nonaccrual, renegotiated and other real estate. Since lending is concentrated within the local market area, non-performing loans were also made primarily to customers operating in the area. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with high unemployment levels and tax rates, as well as governmental actions and weakened market conditions which reduce the demand for credit among qualified borrowers, are also important determinants of the risk inherent in lending. Although economic conditions in the Corporation's market area have shown signs of improvement over the past year, they continue to remain unstable. Real estate values in the area are giving indication of leveling off, and in some cases have shown an upward movement. Management is continuing to respond to the changing market conditions and to meet the needs of borrowers, while maintaining the integrity of the loan portfolio.

Past Due, Non-accruing and Renegotiated Loans. It is the Corporation's policy to review monthly all loans which are past due as to principal or interest. The accrual of interest income on loans is discontinued when it is determined that such loans are either doubtful of collection or are involved in a protracted collection process. The current year's uncollected interest is reversed on such non-accrual loans. Management has also restructured the terms of certain loans to accommodate changes in the financial condition of borrowers. A typical concession would be a reduction in the currently payable interest rate to one which is lower than the current market rate for new debt with similar risks; interest foregone would be deferred until maturity. The following table summarizes the composition of the Corporation's non-performing assets and related asset quality ratios as of the dates indicated.

                                                          At December 31
                                                    --------------------------
                                                      1996     1995      1994
                                                    -------   -------   -----
Non-accruing loans................................   $1,033    $1,422   $1,499
Renegotiated loans................................        -       517      526
                                                     ------    ------   ------
     Total non-performing loans...................    1,033     1,939    2,025
Loans past due 90 days and accruing...............      876     1,125       10
Other real estate.................................    1,834     2,070    1,184
                                                     ------    ------   ------
     Total non-performing assets..................   $3,743    $5,134   $3,219
                                                     ======    ======   ======
Non-performing loans to total gross loans.........     .75%     1.47%    2.09%
Non-performing assets to total gross loans........    2.72%     3.90%    3.33%
Non-performing assets to total assets.............    1.46%     2.03%    1.91%
Allowance for loan losses to non-performing loans.  245.88%   120.27%   90.07%

The $1,391 or 27% decrease in non-performing assets at December 31, 1996 compared to December 31, 1995 is primarily the result of an improved loan portfolio coupled with the management's effort to collect on the loans and make them current. If the non-accruing loans in 1996 had continued to pay interest, interest income during 1996 would have increased by $286. If non-accruing loans in 1995 had continued to pay interest, interest income during 1995 would have increased by $135.

Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans where there is a doubt as to whether the borrowers will comply with the original loan repayment terms and thus allocates specific reserves against them. At December 31, 1996, such loans totaled $6,495 with an allowance of $1,035 specifically allocated to them. Due to strong collateral coverage, management believes the future risk of loan losses from such loans to be slight.

Foreign Loans. The Corporation has no foreign loans or any other foreign exposure.

Loan Concentration. The Subsidiary Banks grant various commercial and consumer loans, primarily within the State of New Jersey. Although the Subsidiary Banks have diversified loan portfolios, a substantial portion of the ability of their borrowers to honor their loan payment obligations in a timely fashion is dependent on the success of the real estate industry.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At December 31, 1996, the allowance for possible loan losses was $2,540 as compared to $2,332 at December 31, 1995. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, there are adequate reserves allotted. The level of the allowance is based on the ongoing evaluation by management of the respective Subsidiary Banks of potential losses in the loan portfolio. Such evaluation includes consideration of the current financial status and credit standing of borrowers, prior loss experiences, results of periodic regulatory examinations, comments and recommendations of the Corporation's independent accountants, and management's judgment as to prevailing and anticipated real estate values and other economic conditions in the Subsidiary Banks market areas. Since future events that may affect these financial conditions are unpredictable, there is uncertainty as to the final outcome of the Subsidiary Banks' loans and non-performing assets.

The following table represents transactions affecting the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994.

                                                                                 Year Ended December 31
                                                                             ------------------------------
                                                                               1996       1995       1994
                                                                              ------      -----      -----
Balance--beginning of year...............................................    $2,332      $1,824     $1,771
Charge-offs:
  Commercial, financial and agricultural.................................       (21)       (589)      (164)
  Real estate - mortgage.................................................      (281)       (364)       (57)
  Installment loans to individuals.......................................       (63)        (82)       (43)
                                                                             ------      ------     ------
                                                                               (365)     (1,035)      (264)
                                                                             ------      ------     ------
Recoveries:
  Commercial, financial and agricultural.................................       124          87        100
  Real Estate - mortgage.................................................         9        --         --
  Installment loans to individuals.......................................         9           3         45
                                                                             ------      ------     ------
                                                                                142          90        145
                                                                             ------      ------     ------
Net charge-offs..........................................................      (223)       (945)      (119)
Provision for possible loan losses.......................................       440         414        172
Adjustment (allowance for loan losses acquired from Family First)........        (9)      1,039       --
                                                                             ------      ------     ------
Balance--end of year.....................................................    $2,540      $2,332     $1,824
                                                                             ======      ======     ======
Ratio of net charge-offs during the period to average loans outstanding
   during the period.....................................................       .16%        .79%       .13%

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table sets forth the allocation of the allowance for loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                      At December 31
                                        ------------------------------------------------------------------------
                                                   1996                                 1995
                                        ----------------------------------     ---------------------------------
                                                                % of Loans                            % of Loans
                                                         % of     to Total                     % of     to Total
Balance at end of period allocable to:  Amount     Allowance        Loans      Amount    Allowance        Loans
                                        -------    ----------   ----------     -------   ----------   ----------
Commercial ...........................   $  859            34           53      $1,256           54           53
Real estate--construction ............     --             --             4        --            --             3
Real estate--mortgage ................      670            26           31         662           28           33
Installment loans to individuals .....      206             8           12         296           13           11
Unallocated reserves .................      805            32          --          118            5          --
                                         ------           ---          ---      ------          ---          ---
  Total allowance for possible loan
  losses .............................   $2,540           100          100      $2,332          100          100
                                         ======           ===          ===      ======          ===          ===

                                                At December 31
                                        ----------------------------------
                                                     1994
                                        ----------------------------------
                                                                % of Loans
                                                        % of      to Total
Balance at end of period allocable to:  Amount    Allowance         Loans
                                        -------   ----------    ---------
Commercial ...........................   $  876          48            54
Real estate--construction ............     --           --              5
Real estate--mortgage ................      457          25            27
Installment loans to individuals .....      215          12            14
Unallocated reserves .................      276          15           --
                                         ------         ---           ---
  Total allowance for possible loan
  losses .............................   $1,824         100           100
                                         ======         ===           ===

OTHER REAL ESTATE

As of December 31, 1996, other real estate totaled $1,834, a decrease of $236 or 11% compared to December 31, 1995, primarily due to the reclassification of foreclosed properties. The $1,834 includes collateral acquired through foreclosure of loans, stated at the lower of the loan value or fair market value less estimated costs to sell. Management is actively seeking repayment through sale of the underlying collateral.

DEPOSITS

Total deposits at December 31, 1996 were $223,242, a moderate increase over the amount reported at December 31, 1995.

The following table summarizes the average yield/rate of the components of average deposit liabilities as of December 31, 1996,1995 and 1994.

                                                                    At December 31
                                    ---------------------------------------------------------------------------------
                                                   Average                    Average                       Average
                                      1996       Yield/Rate       1995       Yield/Rate         1994       Yield/Rate
                                    --------     ----------     --------     ----------      -------       ----------
Demand .....................        $ 50,243        --          $ 44,335        --           $ 32,446         --
Savings and interest-bearing          81,112        2.22%         74,207        2.55%          63,409         2.19%
Time .......................          86,277        5.34%         75,505        5.35%          46,548         3.86%
                                    --------                    --------                     --------
                                    $217,632                    $194,047                     $142,403
                                    ========                    ========                     ========

Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity at December 31, 1996 and 1995.

                                                            At December 31
                                                         --------------------
                                                           1996         1995
                                                          ------       -----
Three months or less.............................        $15,057      $16,633
Over three months through twelve months..........          8,974        7,977
Over twelve months...............................          1,153        1,486
                                                         -------      -------
                                                         $25,184      $26,096
                                                         =======      =======

SUBORDINATED DEBENTURES AND EQUITY CONTRACTS

In December 1993, the Corporation raised $5 million by issuing Redeemable Subordinated Debentures ("Debentures") (unsecured debt obligation of the Corporation) due November 1, 1998 at an interest rate of 8.5% payable quarterly. In addition, the Corporation issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") to purchase $5 million of the Corporation's common stock at a predetermined price of $9.77 (as adjusted for stock dividends) per share to be exercised no later than November 1, 1997. 511,770 shares of the Corporation's common stock were reserved for future issuance pursuant to the outstanding Equity Contracts.

INTEREST RATE SENSITIVITY

The following table summarizes, as of December 31, 1996, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                                               Due between     Due between
                                                  Due within   91 Days and    One Year and    Due after   Non-Interest
                                                     90 Days      One Year      Five Years   Five Years        Bearing       Total
                                                  ----------   -----------    ------------   ----------   ------------      --------
Assets
  Investment securities .........................  $  12,869       $ 19,215       $ 54,498      $ 3,097        $   --       $ 89,679
  Federal funds sold and deposits with banks ....      6,300          3,000          1,481         --              --         10,781
  Total loans ...................................     51,850         20,275         56,812        5,295           3,178      137,410
  Non-earning assets ............................       --             --             --           --            18,636       18,636
                                                   ---------       --------       --------      -------        --------     --------
    Total Assets ................................  $  71,019       $ 42,490       $112,791      $ 8,392        $ 21,814     $256,506
                                                   =========       ========       ========      =======        ========     ========
Liabilities and Shareholders' Equity
  Deposits ......................................  $  99,777       $ 43,968       $ 19,907      $     2        $ 59,588     $223,242
  Other liabilities .............................      4,159           --            4,988         --             3,056       12,203
  Shareholders' equity ..........................       --             --             --           --            21,061       21,061
                                                   ---------       --------       --------      -------        --------     --------
    Total Liabilities and Shareholders' Equity ..  $ 103,936       $ 43,968       $ 24,895      $     2        $ 83,705     $256,506
                                                   =========       ========       ========      =======        ========     ========

Interest rate sensitivity gap ...................    (32,917)        (1,478)        87,896        8,390         (61,891)

Interest rate sensitivity gap as a percentage
  of total assets                                    (12.84%)         (.58%)         34.27%        3.27%         (24.12%)

Cumulative interest rate sensitivity gap ........    (32,917)       (34,395)        53,501       61,891

Cumulative interest rate sensitivity gap
  as a percentage of total assets ...............     (12.84%)       (13.41%)         20.85%       24.12%

Certain shortcomings are inherent in the method of analysis presented in the preceding table. While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. For one, changes in general interest rates do not affect all categories of assets and liabilities equally or simultaneously. Secondly, certain assets and liabilities in the similar maturities or repricing intervals may react differently to changes in interest rates. For instance, interest rates on loans tied to prime rate may be affected immediately in a particular time interval whereas interest rates payable on the deposits in the same interval may lag behind. Finally, management has made certain assumptions in constructing the gap table which may be true of the peer group as well. One of the most significant assumptions is the classification of certain business loans, home equity lines of credit and credit card loans into the due within 90 days interval based on the contractual maturity or repricing opportunity. Similarly, money market, savings and NOW account deposits, which have no contractual maturity, are placed into the due within 90 days interval. Management can influence the actual repricing of these deposits independent of the gap assumption.

The Corporation's requirements for an acceptable gap position under the guidelines appearing in its asset/liability management policy are 10% to (25)% at both six-month and one-year intervals. At December 31, 1996, the cumulative gap at the 91-day to one-year interval was (13.41)%, which was within the requirements of the asset/liability management policy. Despite the negative gap profile for such interval shown in the above table at December 31, 1996, the increasing interest rate environment which occurred during early 1996 was favorable to the Corporation's earnings because the Corporation's earning assets repriced more quickly than its interest-bearing liabilities, a factor which outweighed the negative gap position for such interval during 1996.

The Corporation primarily uses various simulation techniques to project future net interest income, balance sheet mix and the spread relationship between market rates and bank products under different interest rate scenarios. In reviewing the simulation results at December 31, 1996, in a reinvest strategy, interest rate increases or decreases of 300 basis points over a 12-month period would not have a significant impact on either the Corporation's net interest income or its liquidity.

LIQUIDITY

The Corporation actively manages its liquidity under the direction of the Bank's Asset/Liability Management Committee. During the last two years the Corporation has been highly liquid and its liquid funds are more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions. Management expects that this high liquidity trend will continue until such time as overall economic conditions improve and loan demand rises.

Sources of liquidity at December 31, 1996 totaled $112,454 or 44% of total assets, consisting of investment securities of $89,679 and $22,775 in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity sources were $114,180 or 45% of total assets at December 31, 1995, consisting of investment securities in the amount of $83,986 and cash and cash equivalents and interest-bearing due from banks in the amount of $30,194.

CAPITAL RESOURCES

The Corporation's primary regulator, the Federal Reserve Board (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I Capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 1996, the Tier I and the combined Tier I and Tier II capital ratios required by the Federal Reserve Board were 6% and 10%, respectively.

In addition to the risk-based guidelines discussed above, the Federal Reserve Board requires that a bank holding company which meets that regulator's highest performance and operating standards maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 5%. For those bank holding companies anticipating significant growth, the minimum leverage ratio will be increased. Minimum leverage ratios for each entity will be evaluated through the ongoing regulatory examination process. Regulations have also been issued by the Subsidiary Banks' primary regulator, the FDIC, establishing similar risk-based and leverage capital ratios which apply to each bank as a separate entity.

The following table present the risk-based capital ratios for GFB, BCB and the Corporation, respectively, as of December 31, 1996 and 1995.

                                                                                                                    Well
                                                                                        Greater Community        Capitalized
                                 Great Falls Bank         Bergen Commercial Bank             Bancorp             (Under FDIC
                                    December 31                 December 31                 December 31         requirements)
                               --------------------       ----------------------       -------------------      -------------
                                1996          1995          1996          1995          1996          1995
                               ------        ------        ------        ------        ------        ------
Tier I and Tier II ..........  13.21%        14.71%        14.17%        13.68%        16.89%        16.77%        10.00%
Tier I Core Capital Ratio ...   6.83%         6.79%         9.04%        12.66%         7.97%         7.27%         6.00%
Tier I Leverage Ratio .......   6.78%         7.90%         9.32%         9.11%         8.12%         8.28%         5.00%

IMPACT OF INFLATION AND CHANGING PRICES

The Corporation's consolidated financial statements and notes thereto presented in this annual report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all of the Corporation's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A - FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996 AND 1995
(in thousands, except share data)

ASSETS                                                                                                     1996          1995
                                                                                                        ---------     ---------
CASH AND DUE FROM BANKS - Non-interest-bearing .....................................................    $  11,994     $  11,471
FEDERAL FUNDS SOLD .................................................................................        6,300        17,575
                                                                                                        ---------     ---------
                    Total cash and cash equivalents ................................................       18,294        29,046
DUE FROM BANKS - Interest-bearing ..................................................................        4,481         1,148
                                                                                                        ---------     ---------
INVESTMENT SECURITIES - Available-for-sale .........................................................       52,251        47,835
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $36,970 and $36,061 in 1996 and 1995, respectively) ............................................       37,428        36,151
                                                                                                        ---------     ---------
                                                                                                           89,679        83,986

LOANS ..............................................................................................      137,410       131,742
  Allowance for possible loan losses ...............................................................       (2,540)       (2,332)
  Unearned income ..................................................................................         (283)         (303)
                                                                                                        ---------     ---------
                    Net loans ......................................................................      134,587       129,107

PREMISES AND EQUIPMENT, net ........................................................................        3,203         3,082
OTHER REAL ESTATE ..................................................................................        1,834         2,070
ACCRUED INTEREST RECEIVABLE ........................................................................        1,906         1,977
INTANGIBLE AND OTHER ASSETS ........................................................................        2,522         2,629
                                                                                                        ---------     ---------
                    TOTAL ASSETS ...................................................................    $ 256,506     $ 253,045
                                                                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
   Non-interest-bearing ............................................................................    $  59,588     $  46,332
   Interest-bearing ................................................................................       55,882        59,141
   Savings .........................................................................................       25,918        26,030
   Time (includes deposits $100 and over of $25,184 in 1996 and $26,096 in 1995) ...................       81,854        91,263
                                                                                                        ---------     ---------
                    Total deposits .................................................................      223,242       222,766

ACCRUED INTEREST PAYABLE ...........................................................................        1,466         1,626
OTHER LIABILITIES ..................................................................................        1,590         1,326
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE .....................................................        4,159         2,756
REDEEMABLE SUBORDINATED DEBENTURES .................................................................        4,988         4,976
                                                                                                        ---------     ---------
                    Total liabilities ..............................................................      235,445       233,450
                                                                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, without par value: 1,000,000 shares authorized, none outstanding ................         --            --
  Common Stock, par value $1 per share: 10,000,000 shares authorized, 1,891,733 and 1,709,451 shares
      outstanding in 1996 and 1995, respectively ...................................................        1,892         1,709
  Additional paid-in capital .......................................................................       17,841        15,231
  Retained earnings ................................................................................        1,209         2,102
  Net unrealized holding gains on investment securities available-for-sale .........................          307           553
  Treasury Stock (12,596 shares at cost) ...........................................................         (188)         --
                                                                                                        ---------     ---------
             Total shareholders' equity ............................................................       21,061        19,595
                                                                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................................    $ 256,506     $ 253,045
                                                                                                        =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 1996, 1995 and 1994 (in thousands, except per share data)

                                                           1996       1995       1994
                                                          -------    -------    --------
INTEREST INCOME:
    Loans, including fees ............................    $12,621    $11,931    $  8,408
    Investment securities ............................      5,569      4,790       2,693
    Federal funds sold and deposits with banks .......        503        712         301
                                                          -------    -------    --------
                    Total interest income ............     18,693     17,433      11,402
                                                          -------    -------    --------
INTEREST EXPENSE:
     Deposits ........................................      6,404      5,927       3,143
     Sort-term borrowings ............................        312        185          53
     Long-term borrowings ............................        438        438         438
                                                          -------    -------    --------
                    Total interest expense ...........      7,154      6,550       3,634
                                                          -------    -------    --------
NET INTEREST INCOME ..................................     11,539     10,883       7,768
PROVISION FOR POSSIBLE LOAN LOSSES ...................        440        414         172
                                                          -------    -------    --------
        Net interest income after provision for losses     11,099     10,469       7,596
                                                          -------    -------    --------
OTHER INCOME
     Service charges on deposit accounts .............      1,174        867         515
     Credit card fee income ..........................        182        567          65
     Other commission and fees .......................         48        190         136
     Gain (loss) on sale of securities ...............         51        209         (84)
     All other income ................................        474        344         223
                                                          -------    -------    --------
                    Total other income ...............      1,929      2,177         855

OTHER EXPENSES:
     Salaries and employee benefits ..................      4,144      3,700       2,745
     Occupancy and equipment .........................      1,958      1,418         919
     Regulatory, professional and other fees .........        696        781         611
     FDIC insurance assessment .......................        340        262         360
     Computer services ...............................        249        390         252
     Office expenses .................................        510        494         371
     Other real estate operating and loan expenses ...        304        314          55
     Merchant credit card expenses ...................        184        616          54
     All other operating expenses ....................      1,078      1,425         758
                                                          -------    -------    --------
                    Total other expenses .............      9,463      9,400       6,125
                                                          -------    -------    --------
                   Income before income taxes
                   and minority interest .............      3,565      3,246       2,326

PROVISION FOR INCOME TAXES ...........................      1,312      1,174         840
                                                          -------    -------    --------


      Income before minority interest ................      2,253      2,072       1,486
                                                          -------    -------    --------

MINORITY INTEREST ....................................         84       --          --
                                                          -------    -------    --------

NET INCOME ...........................................      2,337      2,072       1,486
                                                          =======    =======    ========

   Weighted average shares outstanding ...............      2,111      2,065       1,664
                                                          =======    =======    ========

   Net Income per share ..............................    $  1.11    $  1.04    $   0.89
                                                          =======    =======    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per share amounts)

                                                                                                     Net
                                                                                              Unrealized
                                                    Common                                       Holding
                                             --------------------                             Gain(Loss)
                                                                 Additional                on Securities                     Total
                                                                    Paid-in       Retained    Available-   Treasury   Shareholders'
                                             Shares   Par Value     Capital       Earnings     -for-Sale      Stock          Equity
                                             ------   ---------  ----------  -------------    ----------   --------   -------------
BALANCE, January 31, 1994 ................... 1,359      $1,359     $11,354        $ 1,443      $  --        $--           $ 14,156
  Net Income - 1994 .........................  --          --          --            1,486         --         --              1,486
  10% stock dividend ........................    72          72         766           (841)        --         --                 (3)
  Cash dividend .............................  --          --          --             (245)        --         --               (245)
  Exercise of stock options .................    12          12          89           --           --         --                101
  Change in net unrealized holding loss on
    securities available-for-sale ...........  --          --          --             --           (534)      --               (534)
                                              -----      ------     -------        -------      -------      -----         --------

BALANCE, December 31, 1994 .................. 1,443       1,443      12,209          1,843         (534)      --             14,961
  Net Income - 1995 .........................  --          --          --            2,072         --         --              2,072
  Stock issued in connection with acquisition
     of  Family First Federal Savings Bank ..   157         157       1,645           --           --         --              1,802
  10% stock dividend ........................   100         100       1,293         (1,398)        --         --                 (5)
  Exercise of stock options .................     9           9          84           --           --         --                 93
  Cash dividend .............................  --          --          --             (415)        --         --               (415)
  Change in net unrealized holding gains on
       securities available-for-sale ........  --          --          --             --          1,087       --              1,087
                                              -----      ------     -------        -------      -------      -----         --------

BALANCE, December 31, 1995 .................. 1,709       1,709      15,231          2,102          553       --             19,595

  Net Income - 1996 .........................  --          --          --            2,337         --         --              2,337
  10% stock dividend ........................   171         171       2,520         (2,697)        --         --                 (6)
  Exercise of stock options .................    12          12          90           --           --         --                102
  Cash dividend .............................  --          --          --             (533)        --         --               (533)
  Change in unrealized holding loss on
       securities available-for-sale ........  --          --          --             --           (246)      --               (246)
  Purchase of treasury stock ................  --          --          --             --           --         (188)            (188)
                                              -----      ------     -------        -------      -------      -----         --------

BALANCE, December 31, 1996 .................. 1,892      $1,892     $17,841        $ 1.209      $   307      ($188)        $ 21,061
                                              =====      ======     =======        =======      =======      =====         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                 1996         1995         1994
                                                                               --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...............................................................    $  2,337     $  2,072     $  1,486
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization ..........................................       1,056          626          449
   Accretion of discount on securities, net ...............................        (241)         (69)         (19)
   Accretion of discount on debentures ....................................          12           13           13
   Realization of discount on securities sold .............................           3           21           22
   Loss (gain) on sale of securities, net .................................         (51)        (209)          84
   Provision for possible loan losses .....................................         440          375          172
   Deferred income tax provision (benefit) ................................        (267)         135          (65)
   (Increase) decrease in accrued interest receivable .....................          71         (481)        (533)
   (Increase) decrease in other assets ....................................         107       (1,998)        (170)
   Increase (decrease) in accrued interest and other liabilities ..........         104        1,560          466
                                                                               --------     --------     --------
                     Net cash provided by operating activities ............       3,571        2,045        1,905
                                                                               --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale securities -
     Purchases ............................................................     (18,962)     (18,670)     (24,694)
     Sales ................................................................       5,472       16,619       13,061
     Maturities ...........................................................       9,004        2,550         --
   Held-to-maturity securities -
     Purchases ............................................................     (23,089)     (10,225)     (13,367)
     Maturities ...........................................................      21,812        1,415        8,569
  Net decrease in interest-bearing deposits with banks ....................      (3,333)       1,220        5,710
   Net increase in loans ..................................................      (5,920)      (4,668)     (10,062)
   Capital expenditures ...................................................        (824)      (1,994)        (779)
   Decrease in other real estate ..........................................         236          280          453
                                                                               --------     --------     --------
                    Net cash used in investing activities .................     (15,604)     (13,473)     (21,109)
                                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net increase in deposit accounts .......................................         476       28,668       14,437
   Increase in securities sold under agreement to repurchase ..............       1,403           57        1,950
   Dividends paid .........................................................        (533)        (415)        (245)
   Proceeds from exercise of stock options ................................         102           93          101
   Purchases of treasury stock ............................................        (188)        --           --
   Cash acquired from purchase business combination .......................        --          4,045         --
   Other, net .............................................................          21          (26)          (3)
                                                                               --------     --------     --------
                       Net cash provided by financing activities ..........       1,281       32,422       16,240
                                                                               --------     --------     --------
                       Net increase (decrease) in cash and cash equivalents     (10,752)      20,994       (2,964)

CASH AND CASH EQUIVALENTS, beginning of year ..............................      29,046        8,052       11,016

CASH AND CASH EQUIVALENTS, end of year ....................................    $ 18,294     $ 29,046     $  8,052
                                                                               ========     ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Greater Community Bancorp (the "Corporation"), through its subsidiary banks, Great Falls Bank (GFB) and Bergen Commercial Bank (BCB) (collectively the "Banks"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through eight full service offices located in Bergen and Passaic counties, New Jersey. Great Falls Investment Company, Inc. is a wholly-owned subsidiary of GFB, and BCB Investment Company, Inc. is a wholly-owned subsidiary of BCB. The primary business of these subsidiaries is to own and manage the investment portfolios of their respective parent Banks. In 1996, the Corporation changed its name to Greater Community Bancorp from Great Falls Bancorp.

In October 1996, the Corporation formed Greater Community Financial, L.L.C. (the "Company"), a New Jersey limited liability company located in Clifton, New Jersey. The Company is a registered broker-dealer. At December 31, 1996, the Company had assets of $313 and member capital of $311.

The Banks compete with other banking and financial institutions in their primary market communities, including financial institutions with resources substantially greater than their own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and for types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Banks with respect to one or more of the services they render.

The Corporation and the Banks are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Banks' business is particularly susceptible to being affected by state and federal legislation and regulations.

Basis of financial presentation

The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

INVESTMENT SECURITIES

The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Investment securities which the Corporation has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Corporation does not engage in securities trading. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees, and an allowance for loan losses. The allowance for loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for possible loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by management.

Interest income on loans is credited to operations based upon the principal amount outstanding. The net amounts of loan origination fees, direct loan origination costs and loan commitment fees are deferred and recognized over the lives of the related loans as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued. A loan is generally classified as non-accrual when principal and interest has consistently been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Corporation had previously measured the allowance for credit losses using methods similar to those prescribed in this standard. As a result, no additional allowance for loan losses was required on January 1, 1995 when SFAS No. 114, as amended by SFAS No. 118 was adopted.

On January 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS No. 122 did not have a material impact on the Corporation's consolidated financial position or results of operations.

The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on the Corporation's consolidated financial position or results of operations.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

On January 1, 1996, the Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the Corporation's consolidated financial position or results of operations.

OTHER REAL ESTATE

Other real estate owned, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or the fair value less estimated disposal costs, of the acquired property.

INTANGIBLE ASSETS

Intangible assets represent the excess of the cost over the fair value of net assets of acquired businesses. Intangible assets at December 31, 1996 and 1995, approximately $566 and $676, respectively and are being charged to operations on a straight line basis over a seven-year period which coincides with the average life of the assets acquired. The amortization charged to income was $111, $191 and $110 for the years ended December 31, 1996, 1995 and 1994, respectively.

MORTGAGES HELD FOR SALE

Mortgages held for sale are recorded at cost which approximate market. Gains or losses on such sales are recognized at the time of sale in an amount equal to the present value of the difference between the effective interest rate to the Banks and the net yield to the investor, excluding normal future loan servicing fees, over the estimated remaining lives of the loans sold, adjusted for prepayments. Included in loans in the accompanying consolidated financial statements are $0 and $228 of loans held for sale at December 31, 1996 and 1995, respectively.

FEDERAL INCOME TAXES

The Corporation accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for possible losses on loans, interest on non-accrual loans and acquired net operating loss carryforwards. The Corporation and its subsidiaries file a consolidated Federal income tax return.

DIVIDEND RESTRICTIONS

New Jersey state law permits the payment of dividends from subsidiary banks to the Corporation to the extent that there is no impairment of the capital accounts and they will have a surplus of not less than 50% of their capital stock, or, if not, payment of the dividend will not reduce their surplus. As of December 31, 1996 and 1995, GFB had $6,470 and $5,880 and BCB had $1,565 and $1,387 of funds available for the payment of dividends to their parent company, respectively.

STATEMENTS OF CASH FLOWS

Cash and cash equivalents are defined as cash on hand, non-interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $991 in 1996, $1,032 in 1995 and $744 in 1994. Cash paid for interest was $7,334 in 1996, $5,616 in 1995 and $3,332 in 1994.

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1996, 1995, and 1994 were approximately $143, $106, and $188, respectively.

Stock Options

The Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Corporation's stock option plans are accounted for under APB Opinion No. 25.

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each year. All weighted average actual share or per share information in the financial statements has been adjusted retroactively for the effect of stock dividends. The effect of outstanding dilutive options and equity contracts was considered in the computation.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996.

NOTE 2  ACQUISITIONS

On December 31, 1995, the Corporation acquired BCB by an exchange of stock. Each share of BCB common stock outstanding was exchanged for 1.7 shares of the Corporation's common stock, resulting in the issuance of 692,228 shares. The acquisition was accounted for as a pooling of interest basis and all prior periods have been restated to reflect the combination as follows:

                                                             1995          1994
                                                             ----          ----

Net interest income ...............................        $ 7,110        $4,554
BCB ...............................................          3,773         3,214
                                                           -------        ------
                                                           $10,883        $7,768
                                                           =======        ======

Net Income ........................................        $ 1,533        $  966
BCB ...............................................            539           520
                                                           -------        ------
                                                           $ 2,072        $1,486
                                                           =======        ======

On April 7, 1995, the Corporation completed the acquisition of Family First Federal Savings Bank ("Family First") of Clifton, New Jersey. Under the terms of the agreement, the Corporation issued 172,310 shares of its common stock at a cost of $1,802 in exchange for the common stock of Family First. The merger was accounted for using the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired by approximately $734, which is reflected as goodwill, included in intangible and other assets in the accompanying consolidated balance sheet. The unamortized balance at December 31, 1996 and 1995 was $566 and $675, respectively.

The pro forma results of operations, assuming Family First had been acquired as of January 1, 1994, are as follows:

                                                                 1995      1994
                                                                 ----      ----

Net interest income ........                                   $11,372    $9,905
Net income .................                                     2,079     1,102

NOTE 3 SECURITIES

The amortized cost, unrealized gains and losses, and estimated market value of the Corporation's investment securities available-for-sale and held-to-maturity are as follows:

                                                                               December 31
                                      ----------------------------------------------------------------------------------------------
                                                            1996                                           1995
                                      ---------------------------------------------   ----------------------------------------------
                                                       Gross         Gross      Fair                   Gross        Gross       Fair
Available-for-sale                    Amortized   Unrealized    Unrealized    Market  Amortized   Unrealized   Unrealized     Market
                                           Cost         Gain        Losses     Value       Cost         Gain       Losses      Value
                                      ---------   ----------    ----------   -------  ---------   ----------   ----------    -------
U.S. Treasury securities and
        U.S. Government agencies...     $36,673        $ 213        $ (25)   $36,861    $36,812       $1,001       $ ( 8)    $37,805
State & political subdivisions.....       1,006            -             -     1,006          -            -            -          -
Other debt and equity securities...       6,192          215             -     6,407      2,524            -         (17)      2,507
Mortgage-backed securities ........       7,879           98             -     7,977      7,577           19         (72)      7,523
                                       --------     --------    ----------   -------  ---------    ---------      -------    -------
                                        $51,750       $  526        $ (25)   $52,251    $46,913       $1,020       $ (98)    $47,835
                                        -------       ------        ======   =======    -------       ======       ======    =======
Held-to-maturity
U.S. Treasury securities and
      U.S. Government agencies ....     $18,996      $   135       $ (529)   $18,602    $32,774        $ 325      $ (420)    $32,679
State and political subdivisions...         393            -           (3)       390        613            2            -        615
 Mortgage-backed securities  ......      18,039           19          (80)    17,978      2,764            7          (4)      2,767
                                       --------    ---------      --------   -------   --------     --------   ----------    -------
                                        $37,428      $ (154)         $ 612   $36,970    $36,151        $ 334      $ (424)    $36,061
                                        =======      =======      ========   =======    =======        =====      =======    =======

In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the FASB allowed a one-time reassessment of the classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Corporation to hold other debt securities to maturity in the future. The Corporation used the opportunity under this one-time reassessment to reclassify $6,192 in U.S. Treasury securities from held-to-maturity to available-for-sale. In connection with this reclassification, gross unrealized gains of $30 and gross unrealized losses of $12 were recorded on available-for-sale securities.

The amortized cost and estimated market value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             December 31, 1996
                                        ------------------------
                                        Amortized    Fair Market
Available-for-sale                           Cost          Value
                                        ---------    -----------
Due in one year or less ..............    $11,602        $11,656
Due after one year through five years      24,360         24,487
Due after five years through ten years      1,393          1,403
Due after ten years ..................        324            321
Mortgage-backed and equity securities      14,071         14,384
                                          -------        -------
                                          $51,750        $52,251
                                          =======        =======

Held-to-maturity

Due in one year or less ..............    $ 3,198        $ 3,198
Due after one year through five years      13,822         13,748
Due after five years through ten years      1,369          1,407
Due after ten years ..................      1,000            640
Mortgage-backed securities ...........     18,039         17,977
                                          -------        -------
                                          $37,428        $36,970
                                          =======        =======

Proceeds from sales of available-for-sale securities during 1996, 1995 and 1994 were $5,472, and $16,619, and $13,061, respectively. Gross gains of $51 and $209 were realized on these sales for the years ended December 31, 1996 and 1995, respectively. Gross losses of $84 were realized on these sales for the year ended December 31, 1994.

Securities with a carrying value of $13,690 and $17,649 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.


NOTE 4  LOANS

Major classifications of Loans are as follows:

                                                                     December 31
                                                                     -----------
                                                                  1996        1995
                                                                  ----        ----
Loans secured by one to four family  residential properties    $ 43,100    $ 43,328
Loans secured by nonresidential properties ................      58,106      51,133
Loans to individuals ......................................       9,997       8,661
Loans to depository institutions ..........................        --         4,600
Commercial loans ..........................................      14,106      14,823
Construction loans ........................................       5,534       4,292
Other loans ...............................................       6,567       4,905
                                                               --------    --------
                                                               $137,410    $131,742
                                                               ========    ========

The following table presents information related to loans which are on a non-accrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                  Year Ended December 31
                                                  ----------------------

                                                      1996      1995
                                                      ----      ----

Nonaccrual loans ................................    $1,033    $1,422
Renegotiated loans ..............................      --         517
                                                     ------    ------
    Total non-performing loans ..................    $1,033    $1,939
                                                     ======    ======

Loans 90 days or more past due and still accruing    $  876    $1,125
                                                     ======    ======
Gross interest income which would have
  been recorded under original terms ............    $  286    $  135
                                                     ======    ======

The balance of impaired loans was $711 and $1,549 at December 31, 1996 and 1995, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $316 and $588 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans was $1,130 and $1,523 at December 31, 1996 and 1995, respectively. The income recognized on impaired loans during the years ended December 31, 1996 and 1995 was $0 and $59, respectively. The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks. If these factors do not exist the Banks, will not recognize income.

The Banks extended credit in the ordinary course of business to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1996, loans outstanding to these related parties amounted to $6,639. An analysis of activity in loans to related parties at December 31, 1996 resulted in new loans of $3,171 and repayments of $1,539.

All such loans are current as to principal and interest payments at December 31, 1996.

NOTE 5  ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses is as follows:

                                   Year ended December 31
                                   ----------------------
                                     1996        1995        1994
                                     ----        ----        ----

Balance at beginning of year ..    $ 2,332     $ 1,824     $ 1,771
Acquired businesses ...........         (9)      1,039        --
Provision charged to operations        440         414         172
Charge-offs ...................       (365)     (1,035)       (264)
Recoveries ....................        142          90         145
                                   -------     -------     -------
Balance at end of year ........    $ 2,540     $ 2,332     $ 1,824
                                   =======     =======     =======

NOTE 6  PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                       December 31
                                                                       -----------
                                                       Estimated
                                                       Useful Lives      1996          1995
                                                       ------------      -----         ----
Land ..........................................                          $  124        $  124
Buildings and improvements ....................        5 to 20 years        481         1,489
Furniture, fixtures and equipment .............        3 to 10 years      3,327         2,937
Leasehold improvements ........................        3 to 40 years      1,982           403
                                                                         ------        ------
                                                                          5,914         4,953
Less accumulated depreciation  and amortization                           2,711         1,871
                                                                         ------        ------
                                                                         $3,203        $3,082
                                                                         ======        ======

NOTE 7  DEPOSITS

At December 31, 1996, the schedule of maturities of Certificates of Deposit is as follows:

1997  .............                           $72,666
1998  .............                             5,582
1999  .............                             2,230
2000  .............                               988
2001 and thereafter                               388
                                              -------
                                              $81,854
                                              =======

NOTE 8 DEBT

Federal Home Loan Bank Advances

The Corporation has a line of credit for $15,923 with the Federal Home Loan Bank
(FHLB) which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1996 and 1995, there were no outstanding balances.

Redeemable Subordinated Debentures And Cancellable Mandatory Stock Purchase Contracts

The Corporation issued $5 million of 8.5% Redeemable Subordinated Debentures ("Debentures") due November 1, 1998, interest payable quarterly. In addition to the Debentures, the Corporation issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $5 million in common stock at a price of $9.77 (as adjusted for stock dividends) per share no later than November 1, 1997 and permitting the purchase of common stock in that amount prior to that date. The purchase price under the Equity Contracts can be paid by the surrender of the Debentures with a principal amount equal to the amount of the common stock to be purchased. The Debentures are redeemable and the Equity Contracts are cancellable at the election of the Corporation upon 60 days written notice. At December 31, 1996, 511,770 shares of common stock were reserved for future issuance pursuant to the outstanding Equity Contracts.

NOTE 9 INCOME TAXES

The provision for income taxes was as follows:

                                         Year Ended December 31,
                                        -------------------------
                                        1996       1995      1994
                                        ----       ----      ----
Federal
   Current .......................    $ 1,452     $  872    $ 796
   Deferred ......................       (267)       135      (65)
State ............................        127        167      109
                                      -------     ------    -----
                                      $ 1,312     $1,174    $ 840
                                      =======     ======    =====

The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                   Year Ended December 31
                                               -----------------------------
                                                 1996        1995       1994
                                                 ----        ----       ----

Tax at statutory rate .....................    $ 1,241     $ 1,104     $ 791
Increase (reduction) in tax resulting from:
   Tax-exempt income ......................        (22)        (24)       (8)
   Amortization of intangible assets ......         37          51        24
State income tax, net of federal benefit ..         84         110        72
   Acquisition expenses ...................       --            58      --
   Utilization of capital loss carryforward       --           (99)     --
Other .....................................        (28)        (26)      (39)
                                               -------     -------     -----
     Provision for income taxes ...........    $ 1,312     $ 1,174     $ 840
                                               =======     =======     =====

The net deferred tax asset consists of the following:

                                                                                  December 31
                                                                                  -----------
                                                                               1996        1995
                                                                               ----        ----
Allowance for possible losses  on loans and other real estate ...........    $   604     $   407
Interest income on non-accrual loans ....................................        237         181
Depreciation and amortization ...........................................         76         (10)
Acquired net operating loss carryforward ................................        272         374
Difference between book and tax basis of  assets acquired ...............        370         346
Unrealized holding gain loss on investment  securities available-for-sale       (194)       (194)
Other ...................................................................        (97)       (103)
      Total net deferred tax asset  (included in other assets) ..........    $ 1,268     $ 1,001

At December 31, 1996, the Corporation had a net operating loss carryforward for federal income tax purposes of approximately $1 million. This net operating loss carryforward originated from pre-acquisition losses at Family First. Subject to certain yearly limitations, the Corporation can utilize the pre-acquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 10  SHAREHOLDERS' EQUITY

On July 31, 1996, the Corporation paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1996.

In April 1996, the Corporation amended its articles of incorporation whereby the number of authorized shares of its common stock was increased from 4,000,000 shares to 10,000,000 shares.

On July 31, 1995, the Corporation paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1995.

On July 31, 1994, the Corporation paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1994.

NOTE 11  STOCK OPTIONS

The Corporation adopted a non-statutory stock option plan in 1988 (the "1988 Plan") that also allows for the granting to employees of options to acquire up to a maximum of 111,304 shares (after adjustments for stock dividends) of the Corporation's common stock. The exercise price of any options granted under the 1988 Plan will not be less than 100% of the fair market value per share of the Corporation's common stock on the date such options are granted. Options granted may have terms of not more than 10 years from the respective dates of grant and outstanding options are exercisable over various periods following the respective dates of grant.

The Corporation adopted a non-statutory stock option plan in 1993 (the "1993 Plan") authorizing the granting of options to purchase shares of the Corporation's common stock to individuals who were then directors of GFB. All options authorized by the 1993 Plan were granted during 1993 and no further options are available for grant under that plan. At December 31, 1996, options to purchase a total of 3,663 shares were outstanding and expired on December 31, 1996.

The Corporation adopted a non-statutory stock option plan in 1994 (the "1995 Plan") allowing for the Corporation's Board of Directors to grant, to the individuals who were directors of GFB at that time, options to purchase a total of 32,670 shares of the Corporation's common stock. At December 31, 1996, options to purchase a total of 30,250 shares were outstanding and will expire if not exercised by December 31, 1997.

The Corporation adopted two additional stock option plans in 1996. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Corporation and its subsidiaries. Effective with the approval of the 1996 Employee Plan, the 1988 Plan was terminated. A total of 220,000 shares are authorized to be granted under the 1996 Employee Plan. During 1996, options to acquire 112,200 shares were granted under this plan. The 1996 Stock Option Plan for Non-employee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to non-employee directors of the corporation's bank subsidiaries. A total of 104,500 shares are authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 104,500 shares were granted under this plan.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of (SFAS 123), the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below.
                                                        1996      1995
                                                        ----      ----

Net income ...........................  As reported    $2,337    $2,072
                                        Pro forma      $2,300    $2,068

Primary earnings per share ...........  As reported    $1.11     $1.04
                                        Pro forma      $1.09     $1.04

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of
2.2 % for both years; expected volatility of 35% and 34%; risk-free interest rates of 6.35% and 7.89% percent; and expected lives of 10 years for both years.

A Summary of the status of the Corporation's option plans as of December 31, 1996, 1995, and 1994 and the changes during the years ending on those dates is represented below:

                                                   1996                    1995              1994
                                            ---------------------   ---------------------   -------
                                                         Weighted                Weighted
                                                         Average                 Average
                                                         Exercise                Exercise
                                            Shares       Price      Shares       Price      Shares
                                            ------       -----      ------       -----      ------
Outstanding, beginning of year .......       97,071      $ 8.95      77,878      $ 8.39      75,237
Granted ..............................      216,700       16.90      32,670       10.33      24,079
Exercised ............................      (10,632)       8.86     (12,355)       8.76     (15,717)
Terminated ...........................         (924)      10.33      (1,122)       7.06      (5,721)
                                            -------      ------      ------      ------      ------
Outstanding, end of year .............      302,215      $13.71      97,071      $ 8.95      77,878
                                            =======      ======      ======      ======      ======
Options exercisable at year-end ......       32,954                  36,866
                                             ======                  ======
Weighted average fair value of options
    granted during the year ..........                   $ 7.53                  $ 5.18
                                                         ======                  ======

The following information applies to options outstanding at December 31, 1996:

Number outstanding ........................          302,215
Range of exercise prices ..................     $6.83 - $17.125
Weighted average exercise price ...........          $13.71
Weighted average remaining contractual life         8.63 years

NOTE 12  EMPLOYEE BENEFIT PLAN

The Corporation has a 401(k) savings plan covering substantially all employees. Under the plan, the Corporation matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Corporation were approximately $139, $142 and $91 for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 13  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Corporation and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2007, containing certain renewal options. Rent expenses charged to operations approximated $621, $530 and $195, for 1996, 1995 and 1994, respectively. Included in these amounts is $146 per year which is paid to a general partnership that includes two directors of the Corporation.

As of December 31, 1996, future minimum annual rental payments under these leases are as follows:

1997  .................................................        $  578
1998  .................................................           579
1999  .................................................           579
2000  .................................................           560
2001  .................................................           571
Thereafter ............................................         2,539
                                                               ------
     Total ............................................        $5,406
                                                               ======

LITIGATION

The Corporation and its subsidiaries may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of their business. In management's judgment, the consolidated financial position of the Corporation will not be affected materially by the final outcome of any present legal proceedings or other contingent liabilities and commitments.

NOTE 14 - FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

The Banks' exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                            December 31
                                                                            -----------
                                                                         1996        1995
                                                                         ----        ----
Financial instruments whose contract amounts represent credit risk
  Commitments to extend credit ...................................     $11,415     $22,652
  Standby letters of credit and  financial guarantees written ....       1,144       1,908

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1996 varies up to 100%.

The Banks grant various commercial and consumer loans, primarily within the State of New Jersey. Although the Banks have diversified loan portfolios, a substantial portion of the ability of their borrowers to honor their loan payment obligations in a timely fashion is dependent on the success of the real estate industry. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 15  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1996 and 1995 are outlined below.

For cash and due from banks, the recorded book values of $18,294 and $29,046 at December 31, 1996 and 1995, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $4,481 and $1,148 at December 31, 1996 and 1995, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 1996 and 1995 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

                                                     1996                      1995
                                             ------------------------------------------------
                                             Carrying     Estimated    Carrying     Estimated
                                             amount       fair value   amount       fair value
Investment securities available-for-sale     $ 52,251     $ 52,251     $ 47,835     $ 47,835
Investment securities held-to-maturity .       37,428       36,970       36,151       36,061
Loans ..................................      137,127      137,257      132,440      132,563

The estimated fair values of demand deposits (i.e., interest (NOW) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

                                                            1996                    1995
                                                   --------------------    --------------------
                                                   Carrying   Estimated    Carrying   Estimated
                                                     Amount  Fair Value      Amount  Fair value
Time deposits .................................     $81,854     $82,540     $91,263     $91,648
Securities sold under  agreements to repurchase       4,159       4,159       2,756       2,759

The fair values of the redeemable subordinated debentures totaling $4,988 and $4,976 are estimated to approximate their recorded book balances at December 31, 1996 and 1995, respectively.

There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totaled approximately $12,559 and $24,560 at December 31, 1996 and 1995, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 16 REGULATORY MATTERS AND CAPITAL REQUIREMENTS

The Corporation and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies including The Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation s to ensure capital adequacy require the Banks and the Corporation to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets. As of December 31, 1996, management believes that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the Corporation and the Banks met all regulatory requirements for classification as "well-capitalized" institutions. To be categorized as well capitalized, the Corporation and Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as se

t forth in the table. There are no conditions or events which have occurred that management believes have changed the institution's category.

As of December 31, 1996 and 1995, the Banks and the Corporation had the following capital ratios:

                                                                        Bergen              Greater         Well Capitalized
                                                Great Falls Bank    Commercial Bank    Community Bancorp         (FDIC
                                                ----------------    ---------------    -----------------      requirements)
                                                 1996      1995      1996     1995      1996        1995
                                                ------    ------    ------   ------    ------      ----
Tier I and Tier II............................. 13.21%    14.71%    14.17%   13.68%    16.89%      16.77%          10.00%
Tier I Core Capital Ratio......................  6.83%     6.79%     9.04%   12.66%     7.97%       7.27%           6.00%
Tier I Leverage Ratio..........................  6.78%     7.90%     9.32%    9.11%     8.12%       8.28%           5.00%

NOTE 17  CONDENSED FINANCIAL
INFORMATION - PARENT  COMPANY ONLY

The condensed financial information of Greater Community Bancorp is as follows:

CONDENSED BALANCE SHEET
                                                                  December 31
                                                             -------------------
                                                               1996        1995
                                                               ----        ----
ASSETS:
   Cash and due from banks - non-interest-bearing ......     $   627     $   632
   Investment securities available-for-sale ............       5,766       4,800
   Accrued interest receivable .........................          29          63
   Investment in subsidiaries ..........................      19,844      19,168
   Other assets ........................................          92         178
                                                             -------     -------
            Total assets ...............................     $26,358     $24,841
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Redeemable subordinated debentures ..................     $ 4,988     $ 4,976
   Other liabilities ...................................         309         270
   Shareholders' equity ................................      21,061      19,595
                                                             -------     -------
            Total liabilities and shareholders' equity .     $26,358     $24,841
                                                             =======     =======

CONDENSED STATEMENTS OF INCOME

                                                             Year ended December 31
                                                        -----------------------------
                                                          1996        1995       1994
                                                          ----        ----       ----
Income
Equity in undistributed  income of Subsidiary Banks     $   712      $2,069     $1,646
Dividends from Subsidiary Banks ...................       1,858        --         --
Interest income ...................................         234         342        244
Non-interest income ...............................          (9)        291       --
                                                        -------      ------     ------
                                                          2,795       2,702      1,890
Other expenses ....................................         656         735        528
                                                        -------      ------     ------
     Income before income taxes ...................       2,139       1,967      1,362
Income tax benefit ................................         198         105        124
                                                        -------      ------     ------
       Net income .................................     $ 2,337      $2,072     $1,486
                                                        =======      ======     ======

CONDENSED STATEMENT OF CASH FLOWS

                                                                                     Year ended December 31
                                                                                ---------------------------------
                                                                                  1996         1995         1994
                                                                                -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...............................................................     $ 2,337      $ 2,072      $ 1,486
 Adjustments to reconcile net income to cash
 (used in)  provided by operating activities:
   Discount accretion .....................................................          25           22           22
   (Gain) loss on sale of investment securities available-for-sale ........          (9)        (291)          13
   (Increase) decrease  in other assets ...................................          87          169         (252)
   (Increase) decrease in accrued interest payable ........................          34            3          (56)
   (Decrease) increase in other liabilities ...............................          39          156          (27)
   Equity in undistributed income of subsidiaries .........................        (712)      (2,069)      (1,646)
                                                                                -------      -------      -------
               Net cash provided by (used in)  operating activities .......       1,081           62         (460)
                                                                                -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities, available-for-sale .......       2,193          509          680
   Proceeds from maturities of investment securities, available-for-sale ..      (3,301)        --         (4,345)
                                                                                -------      -------      -------
              Net cash used in investing activities .......................      (1,108)         509       (3,665)
                                                                                -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options ................................         102           93           87
   Dividends paid .........................................................        (533)        (269)        (134)
   Purchase of treasury stock .............................................        (188)        --           --
   Other, net .............................................................         (79)         (30)         (30)
                                                                                -------      -------      -------
                       Net cash provided by financing activities ..........        (698)        (206)         (70)
                                                                                -------      -------      -------
                       Net increase (decrease) in cash and cash equivalents          (5)         365       (4,195)
CASH AND CASH EQUIVALENTS, beginning of year ..............................         632          267        4,462
                                                                                -------      -------      -------

CASH AND CASH EQUIVALENTS, end of year ....................................     $   627      $   632      $   267
                                                                                =======      =======      =======

NOTE 18 - QUARTERLY
FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Corporation's results of operations.

                                                               Three months ended
                                             ---------------------------------------------------------
                                             December 31    September 30      June 30         March 31
                                             -----------    ------------      -------         --------
1996
----
Interest income .....................          $4,789          $4,771          $4,610          $4,523
Interest expense ....................           1,794           1,844           1,748           1,768
Net interest income .................           2,995           2,927           2,862           2,755
Provision for credit losses .........             150             110              90              90
Other operating income ..............             470             465             248             746
Other operating expenses ............           2,049           2,560           2,204           2,650
Income before income taxes ..........           1,267             722             816             760
Net income ..........................             856             477             522             482

Per share data
--------------
Average common shares outstanding ...           2,337           1,880           1,882           1,926
Net income per common share - primary             .35             .23             .28             .25

1995
----
Interest income .....................          $4,895          $4,739          $4,497          $3,302
Interest expense ....................           1,931           1,735           1,738           1,146
Net interest income .................           2,964           3,004           2,759           2,156
Provision for credit losses .........             119             134              96              65
Other operating income ..............           1,034             264             597             282
Other operating expenses ............           3,010           2,296           2,334           1,760
Income before income taxes ..........             869             838             926            61 3
Net income ..........................             733             317             633             389

Per share data
--------------
Average common shares outstanding ...           2,065           2,054           2,038           1,679
Net income per common share - primary             .25             .25             .31             .23

Report Of Independent
Certified Public Accountants

To the Board of Directors
and Shareholders of
Greater Community Bancorp

We have audited the accompanying consolidated balance sheet of Greater Community Bancorp (formally Great Falls Bancorp) and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We also audited the adjustments to share and earnings per share data due to the 10% stock dividend declared in 1996 as discussed in Note 10 and the restatement of the stock option information in 1995, as discussed in Note 11. In our opinion such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Greater Community Bancorp and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 15, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of

               Greater Community Bancorp:

We have audited the accompanying consolidated balance sheet of Greater Community Bancorp (a New Jersey corporation) (formerly Great Falls Bancorp) and subsidiary as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greater Community Bancorp and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for debt and equity securities.

ARTHUR ANDERSEN LLP.

Roseland, New Jersey
January 16, 1996

Item 7B - SUPPLEMENTARY DATA

 No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Directors and Executive Officers: Information required by Item 401 of Reg. S-B is contained on pages 2-5 of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

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

     D.   Involvement in Certain Legal Proceedings: Not applicable.

     E. Compliance with Section 16(a) of the Exchange Act: Information required by Item 405 of Reg. S-B is contained on page 11 of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 10 - EXECUTIVE COMPENSATION

     Information required by Item 402 of Reg. S-B is contained on pages 5-8 of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-B is contained on pages 2, 9 and 10 of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

     B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-B is contained on pages 9 and 10 of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be furnished Commission pursuant to Regulation 14A.

     C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements which may, at a future date, result in a change of control of the registrant.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 404 of Reg. S-B is contained on page 9 of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

 Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits: The Exhibits listed below are filed with this report.

     Exhibit No. Description
     ----------- -----------

          11   Statement re computation of per share earnings

          21   Subsidiaries of Registrant

          23.1 Consent of Grant Thornton, LLP

          23.2 Consent of Arthur Andersen LLP

          27   Financial Data Schedule

     B. Reports on Form 8-K: The registrant did not file any reports on Form 8-K with the Securities and Exchange Commission during the last

                                EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

    11          Statement re computation of per share earnings

    21          Subsidiaries of Registrant

    23.1        Consent of Grant Thornton, LLP

    23.2        Consent of Arthur Andersen LLP

    27          Financial Data Schedule