Form 10QSB
period 1997-03-31
GREATER COMMUNITY BANCORP
filed 1997-05-07
CIK 773845

	     U.S. Securities and Exchange Commission
		      Washington, D.C. 20549


			   Form 10-QSB


(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended    March 31, 1997

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



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 1,886,198 shares at March 31, 1997.


    Transition Small Business Disclosure Format (check one);
    Yes               No     X

	    GREATER COMMUNITY BANCORP AND SUBSIDIARIES


			  Form 10-QSB

			     INDEX


							  PAGE(S)

PART  I  -  FINANCIAL INFORMATION


Item 1-Financial Statements


      Condensed Consolidated Balance Sheet
	 March 31, 1997 (unaudited) and December 31, 1996. . . . . . . . 2


      Condensed Consolidated Statements of Income
	 Three Months ended March 31, 1997
	 and 1996 (unaudited) . . . . . . . . .  . . . . . . . . . . . . 3


      Condensed Consolidated Statements of Cash Flows
	 Three Months ended March 31, 1997 and 1996 (unaudited) . . . .  4


      Notes to Condensed Consolidated Financial Statements(unaudited) .  5


Item  2 -  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations . . . . . . . . . . . . . 6



PART  II  -  OTHER INFORMATION

Items  1  through  6 . . . . . . . . . . . . . . . . . . . . . . . . . .14



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

	       GREATER COMMUNITY BANCORP AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED BALANCE SHEET
		    (in thousands, except share data)

						March 31,    December 31,
						1997           1996
						(unaudited)
ASSETS
CASH AND DUE FROM BANKS-Non-interest-bearing     $ 14,554       $ 11,994
FEDERAL FUNDS SOLD                                  3,050          6,300
	  Total cash and cash equivalents          17,604         18,294
DUE FROM BANKS - Interest-bearing                   4,459          4,481
SECURITIES:
  Available-for-sale, at fair value                56,747         52,251
  Held-to-maturity, at amortized cost              38,144         37,428
						   94,891         89,679
LOANS                                             143,992        137,410
 Less - Allowance for possible loan losses          2,650          2,540
	Unearned income                               306            283
	   Net loans                              141,036        134,587
PREMISES AND EQUIPMENT, net                         3,050          3,203
OTHER REAL ESTATE                                   1,650          1,834
ACCRUED INTEREST RECEIVABLE                         1,879          1,906
INTANGIBLE AND OTHER ASSETS                         2,528          2,522
	  Total assets                           $267,097       $256,506

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
     Non-interest-bearing                        $ 58,625       $ 59,588
     Interest-bearing                              56,922         55,882
     Savings                                       27,077         25,918
     Time                                          80,605         81,854
	  Total deposits                          223,229        223,242

ACCRUED INTEREST PAYABLE                            1,720          1,466
OTHER LIABILITIES                                   1,815          1,590
REPURCHASE AGREEMENTS                               4,623          4,159
FEDERAL FUNDS PURCHASED                             9,000              -
REDEEMABLE SUBORDINATED DEBENTURES                  4,891          4,988
	  Total Liabilities                       245,278        235,445
SHAREHOLDERS' EQUITY
  Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding      -               -
  Common Stock, par value $1 per share:
     10,000,000 shares authorized, 1,886,198
     and 1,891,733 shares issued                    1,886          1,892
  Additional paid-in capital                       17,653         17,841
  Retained earnings                                 1,722          1,209
  Unrealized holding gain on securities
     available-for-sale                               558            307
  Treasury stock (0 and 12,596 shares at cost)          -           (188)
  Total shareholders' equity                       21,819         21,061
      Total liabilities and shareholders' equity $267,097       $256,506

       (See notes to Condensed Consolidated Financial Statements)

	      GREATER COMMUNITY BANCORP AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENT OF INCOME
		  (in thousands, except per share data)
			       (Unaudited)

						Three Months Ended
						    March  31,
						  1997      1996

INTEREST INCOME
  Loans, including fees                         $ 3,200    $ 3,028
  Investment securities                           1,435      1,354
  Federal Funds sold and deposits with banks        129        141
  Total interest income                           4,764      4,523

INTEREST EXPENSE
  Deposits                                        1,549      1,616
  Short-term borrowings                             148        153
  Long-Term borrowings                              109          -
	Total interest expense                    1,806      1,769
NET INTEREST INCOME                               2,958      2,754

PROVISION FOR POSSIBLE LOAN LOSSES                  115         90
      Net interest income after
      provision for possible loan losses          2,843      2,664

OTHER INCOME                                        449        746


OTHER EXPENSES
  Salaries and employee benefits                  1,120      1,100
  Occupancy and equipment                           487        530
  Regulatory, professional and other fees           184        204
  Office expenses                                   144        117
  All other operating expenses                      388        699
       Total other expenses                       2,323      2,650

       Income before income taxes and
	   minority interest                        969        760

PROVISION FOR INCOME TAXES                          370        278

       Income before minority interest              599        482

MINORITY INTEREST                                    66          -

NET INCOME                                          665        482

WEIGHTED AVERAGE SHARES OUTSTANDING               2,299      2,095

NET INCOME PER SHARE                              $0.28      $0.23




       (See notes to Condensed Consolidated Financial Statements)

	      GREATER COMMUNITY BANCORP AND SUBSIDIARIES
	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (in thousands)
			      (Unaudited)
							Three Months Ended
							     March 31
							  1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  665      $ 482
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                           251        302
   Accretion of discount on securities, net                (37)       (77)
   Accretion of discount on debentures                       3          -
   Provision for possible loan losses                      115         90
   (Gain) losses on sale of investment securities          (10)         -
   (Increase) decrease in accrued interest receivable       27       (135)
   Increase in other assets                                 44        (41)
   Increase (decrease) in accrued expenses
    and other liabilities                                  479       (140)
	Net cash provided by operating activities        1,537         481

CASH FLOWS FROM INVESTING ACTIVITIES
  Available-for-sale securities:
    Purchases                                           (8,985)     (1,903)
    Sales or maturities                                  1,963       2,278
    Maturities                                           4,154        -
  Held-to-maturity securities:
    Purchases                                           (2,058)     (6,718)
    Maturities                                               -       2,689
    Net (increase)decrease in interest-bearing
      deposits with banks                                   22        (737)
    Net (increase) decrease in loans                    (6,564)      3,378
    Capital expenditure                                    (71)       (110)
    Decrease in other real estate                          184          -
       Net cash used in investing activities           (11,355)     (1,123)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposit accounts                         (13)    (12,706)
  Increase in repurchase agreements                      9,000          _
  Increase in repurchase agreements                        464         899
  Redeemable subordinated debentures                       (97)         -
  Dividends paid                                          (152)       (119)
  Proceeds from exercise of stock options                   51          -
  Purchase of treasury stock                              (155)         -
  Other, net                                                30          33
       Net cash provided by financing activities         9,128     (11,893)

NET INCREASE IN CASH AND CASH EQUIVALENTS                 (690)    (12,535)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          18,294      29,046

CASH AND CASH EQUIVALENTS, END OF PERIOD               $17,604     $16,511


       (See notes to Condensed Consolidated Financial Statements)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			 (Unaudited)


   In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at March 31, 1997 and the consolidated results of operations and cash flows for three months ended March 31, 1997 and 1996. The financial statements include all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1996.


  DIVIDEND

  During March, 1997, the Corporation's Board of Directors declared a cash dividend of $.08 per share payable on April 30, 1997 to shareholders of record April 15, 1997. The financial information in this report has been adjusted to reflect the dividends payable as of March 31, 1997.


  EARNINGS PER SHARE COMPUTATION

  The Corporation's reported earnings per share of $0.28 and $0.23 per share for the three-month periods ended March 31, 1997 and 1996, respectively, both take into consideration the dilutive effects of the Corporation's outstanding common stock equivalents, namely stock options and mandatory stock purchase contracts.

  The dilution results from the calculation of adjustments to both the number of weighted average shares outstanding and the Corporation's net income for the three-month periods ended March 31, 1997 and 1996.

  NEW ACCOUNTING PRONOUNCEMENT

  The Financial Accounting Standard Board ("FASB") has issued a Statement of Financial Accounting Statdard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding from the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

  The adoption of this new standard is not expected to have a material impact on the disclosure of EPS. The effect of adopting this new standard has not been determined.

    GREATER COMMUNITY BANCORP AND SUBSIDIARIES

  PART I -  FINANCIAL INFORMATION

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the Corporation's consolidated financial condition as of March 31, 1997 and results of operations for the three-month periods ended March 31, 1997 and 1996 should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included in the Corporation's latest Annual Report on Form 10-QSB and the other information herein. The information as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations at those dates and for those periods. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries and the term "Subsidiary Banks" as used herein refers to Great Falls Bank, ("GFB)and Bergen Commercial Bank, ("BCB").
  Unless otherwise indicated, amounts indicated are in thousands, except per share data.


  A.  Financial Condition: March 31, 1997 and December 31, 1996

  At March 31, 1997, the Corporation's total assets were $267.1 million, an increase of $10.6 million or 4% compared to the amount reported at December 31, 1996. Investment securities increased by $5.2 million or 6% and net loans increased by $6.4 million or 5%.

  Such increases were largely offset by an increase of $9.0 million in federal funds purchased. Cash and cash equivalents decreased by $690 or 4%.

  Investment Securities

  Investment securities totaled $94.9 million at March 31, 1997, an increase of $5.2 million or 6% compared to the amount reported at December 31, 1996. Within the investment securities portfolio, the majority of the increase occurred in mortgage-backed securities. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the quality of the investments. Of the total at March 31, 1997, 61% of the investments are in U.S. Government obligations, 31% in mortgage backed securities and the balance in municipal and other equity securities.

  Under the requirements of Statement of Accounting Standard No. 115, effective January 1, 1994 the Corporation segregated its investment portfolio into held to maturity and available for sale. At March 31, 1997, based on the fair market value of its available for sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized gain in the amount of $558 net of taxes, as a component of shareholders' equity. This was an increase of $251 from the $307 amount recorded at December 31, 1996.

  Loan Portfolio

  The Corporation's loan portfolio net of allowance for possible loan losses at March 31, 1997 totaled $144.0 million, an increase of $6.4 million or 5%, compared to the amount reported at December 31, 1996. The increase is primarily due to increased loan demand for both Subsidiary Banks.


  Other Real Estate

  As of March 31, 1997, other real estate totaled $1.7 million, a moderate decrease when compared to the amount reported at December 31, 1996.

  Deposits

  Total deposits at March 31, 1997 were $223.2 million, almost unchanged relative to the amount reported at December 31, 1996. Of the total deposits, time deposits accounts for 36%, savings deposits 12% and the balance of 52% in non-interest and interest bearing demand deposits.

  Liquidity

  Liquidity measures the Corporation's ability to provide sufficient cash flows for current and future financial obligations on a timely basis. The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. At March 31, 1997, sources of liquidity include $17.6 million in cash and cash equivalents, and $56.7 million in investment securities available for sale.

  Capital Adequacy and Regulatory Matters

  The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation
  (FDIC) and the New Jersey Department of Banking and Insurance (Department). Such regulators have promulgated risk-based capital guidelines which require the Corporation and the Subsidiary Banks to maintain certain minimum capital as a percentage of their assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

  The following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 1997:

				   Greater      Great    Bergen
				   Community    Falls    Commercial
				   Bancorp      Bank     Bank         Required


  Tier I leverage ratio              7.93%      6.63%    8.81%        4%
  Tier I risk-based capital ratio   12.51%     11.01%   13.30%        4%
  Tier I and Tier II risk-based
   capital ratio                    16.71%     12.27%   14.55%        8%

  Asset Quality

  The Corporation seeks to manage credit risk through diversification of its loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring policies. Over the last several years management has devoted increased resources to its lending department to remediate problem assets and improve loan review procedures. The senior lending officers of the Subsidiary Banks are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent applications of these procedures.


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

  General economic conditions in the State of New Jersey have improved over the past year. Interest rates have increased, due in part to action by the Federal Reserve Board. The general real estate interest rates have shown an upward trend and real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

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

					   March 31,    December 31,
					     1997          1996

  Non-accruing loans                        $1,536        $ 1,033
  Renegotiated loans                           825            726
       Total non-performing loans           $2,361        $ 1,759
  Loans past due 90 days and accruing      $ 1,009            876
  Other real estate                          1,650          1,834
       Total non-performing assets         $ 5,020        $ 4,469

  Asset Quality Ratios
  Non-performing loans to total gross loans   1.64%          1.28%
  Non-performing assets to total gross loans  3.49%          3.25%
  Non-performing assets to total assets       1.88%          1.74%
  Allowance for possible loan losses to
     non-performing loans                   112.24%        144.40%
  Allowance for possible loan losses to
   gross loans                                1.84%          1.85%


  The net increase in non-accruing loans of $503,000 for the three months ended March 31, 1997 when compared to December 31, 1996, primarily due to the addition of one loan in the amount of $566,000. The loan is guaranteed by the Small Business Administration for up-to 75% of its value and is further collateralized by a first mortgage. Renegotiated loans increased by $99,000 for the same period, primarily due to a reclassification of a non-accrual loan. During the three months ended March 31, 1997, gross interest income of $31,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest was included on such loans during such period.

  Impaired Loans - In accordance with SFAS No. 114, the Corporation utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with contractual terms. As of March 31, 1997 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

					   Recorded             Valuation
					   Investment           Allowance
					   (in thousands)
  Impaired loans -
    Valuation allowance required              $1,243               $ 346
    No valuation allowance required                -                   -

    Total impaired loans                      $1,243               $ 346

  This valuation allowance is included in the allowance for possible loan losses on the Corporation's statement of condition.

  The average recorded investment in impaired loans for the three-month period ended March 31, 1997 was $1.7 million.

  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $11,000 for the three-month period ended March 31, 1997.


  Analysis of the Allowance For Possible Loan Losses

  The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality.
  Management believes the allowance for possible loan losses at March 31, 1997 of $2.7 million or 112% of nonperforming loans, was adequate.

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

  At March 31, 1997, the allowance for possible loan losses increased by $110 over the amount recorded at December 31, 1996. The following table represents transactions affecting the allowance for possible loan losses during the three-month period ended March 31, 1997.


  Balance at beginning of period, December 31, 1996     $2,540
  Charge-offs:
    Commercial, financial and agricultural                  18
    Real estate--mortgage                                    -
    Installment loans to individuals                         1
    Credit cards and related plans                           7
							    26
  Recoveries:
    Commercial, financial and agricultural                  18
    Real estate--mortgage                                    0
    Installment loans to individuals                         3
							    21
  Net charge-offs                                           <5>
  Provision charged to operations
     during the three-month period                         115
  Balance at end of period, March 31, 1997              $2,650
  Ratio of net charge-offs during the
  three-month period to average loans
  outstanding during that period                             -

  Allocation of the Allowance for Possible Loan Losses

  The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percentage of loans in each category to total loans, at March 31, 1997.

  Balance at March 31, 1997
  applicable to:                                                Percentage of
								Loans in each
					      Percentage        category to
				      Amount  of Allowance      total loans

  Commercial                         $  945          36%             52%
  Real estate construction              337          12%              4%
  Real estate--mortgage                 464          18%             32%
  Installment loans to individuals      729          27%              12%
  Unallocated                           175           7%              -

	Total                        $2,650         100%            100%


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

  B.  Results of Operations:  Three-Months ended March 31, 1997

  General. The Corporation's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of non-interest income, which primarily consists of service fees on deposit accounts and other income. Net interest income is determined by (I) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of non-performing assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE reserves.

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


  Three Months Ended March 31, 1997. The Corporation earned net income of $665 or $0.28 per share for the three months ended March 31, 1997, compared to $482 or $0.23 per share for the same period in 1996.

  Interest income increased by $241 or 5% for the three months ended March 31, 1997 relative to the comparable period in 1996. The increase is attributable primarily to the increase in average income-yielding assets. Other income decreased by $297 or 40% in the first quarter of 1997 compared to the same period in 1996. The decrease in other income is a direct result of the reduction in fee income from merchant credit card services which was discontinued by BCB.

  Total interest expense increased by $37 during the first three months of 1997 relative to the first three months of 1996. The majority of such increase is related to the increase in interest expense related to the increase in federal funds borrowing. Total other expenses decreased by $327 during the first three months of 1997 compared to the same period in 1996 primarily as a result of management's efforts to consolidate various operational functions of the Subsidiary Banks.

  The provision for possible loan losses for the three months ended March 31, 1997 was $115,000 compared to $90,000 during the first three months of the prior year. Management increased the provision primarily as a result of the increased loan portfolio.

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


  NEW ACCOUNTING PRONOUNCEMENT

  The Financial Accounting Standard Board ("FASB") has issued a Statement of Financial Accounting Statdard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding from the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

  The adoption of this new standard is not expected to have a material impact on the disclosure of EPS. The effect of adopting this new standard has not been determined.

  GREAT FALLS BANCORP AND SUBSIDIARIES


  PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings

  The Corporation and its subsidiaries are parties in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgement neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

  Item 2 -  Changes in Securities

			      None.


  Item 3 -  Default Upon Senior Securities

			      None.

  Item 4 -  Submission of Matters to a Vote of Security Holders
  The Corporation's annual meeting of stockholders (the "1997 Annual Meeting") was held on April 15, 1997. The following actions were taken at the 1997 Annual Meeting:

  1. Election of Directors: In accordance with the nominations described in the Corporation's definitive Proxy Statement dated March 14, 1997 (the "1997 Proxy Statement"), previously filed with the Commission, three nominees, namely, M.A. Bramante, Robert J. Conklin and William T. Ferguson were elected at the 1997 Annual Meeting as Directors for three-year terms expiring in 2000, and until the election and qualifications of their respective successors.
	  The voting was as follows:

   Name of Nominee       Votes for    Votes Against     Votes Withheld
   M.A. Bramante         1,458,488             -             666
   Robert J.  Conklin    1,458,488             -             666
   William T.  Ferguson  1,458,522             -             632


   The names of the other Directors of the Corporation whose terms of office as Director continue after the 1997 Annual Meeting (and the year in which their respective terms will expire) are as follows:
     Anthony M. Bruno, Jr. (1998), George E. Irwin (1998), Alfred R. Urbano (1998), C. Mark Campbell (1999), Joseph A. Lobosco (1999), John L. Soldoveri (1999) and Charles J. Volpe (1999).


  Item 5 -  Other information

	None.

  Item 6 -  Exhibits and Reports on Form 8-K


   (a)  Exhibits.  The following exhibit is filed with this Report.
	Exhibit No.               Description
	    27                    Financial Data Schedule


   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








		       GREATER COMMUNITY BANCORP
		       (Registrant)



  Date: May 5, 1997     By:\Naqi A. Naqvi
			Naqi A. Naqvi, Treasurer
			(Duly Authorized Officer and
			 Principal Financial Officer)