Form 10KSB/A
period 1996-03-31
GREATER COMMUNITY BANCORP
filed 1997-05-12
CIK 773845

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)
           [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended      December 31, 1996
                                               ---------------------------------
           [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to
                                                    --------    ---------

                     Commission file number                   0-14294
                                             -----------------------------------

            Greater Community Bancorp (formerly Great Falls Bancorp)
     -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                     New Jersey                            22-2545165
           -------------------------------              -------------------
           (State or other jurisdiction of              (I.R.S. Employer)
            incorporation or organization)              Identification No.)


           55 Union Boulevard, Totowa, New Jersey              07512
           --------------------------------------              -----
           (Address of principal executive offices)          (Zip Code)

           Issuer's telephone number                (201) 942-1111
                                        ----------------------------------------
           Securities registered under Section 12(b) of the Exchange Act:

             Title of each class    Name of each exchange on which registered
                      NONE
             -------------------    -----------------------------------------

           Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, par value $1 per share
--------------------------------------------------------------------------------
                                (Title of class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


YES        X           NO
        ------             -------

                              REASON FOR AMENDMENT


           The Registrant hereby amends the following sections of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996:

    Part II   --     Items 6 (Management's Discussion and Analysis of
                     Financial Condition and Results of Operations)

                     Item 7A (Financial Statements)

    Part III  --     Item 13 (Exhibit 11 -- Statement re: computation of per
                     share earnings)

                     Item 13 (Exhibit 99 -- Press release dated April 29, 1997)

           On April 29, 1997, the Registrant issued a press release announcing the restatement of its net earnings per share for the fiscal year ended December 31, 1996, and the reason therefor. A copy of the press release is filed as
Exhibit 99 to this Form 10-KSB/A and incorporated in its entirety by this reference. All references to earnings per share for the Registrant's fiscal year ended December 31, 1996, contained in the above-referenced sections of the Registrant's Annual Report on Form 10-KSB are hereby amended to include the restated earnings per share data for fiscal 1996.

                                     PART II

                                     Item 6
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           This  section  presents  a  review  of  the  Company's   consolidated
financial condition and results of operations. Data is presented for both the Company and its subsidiaries unless otherwise noted.

           In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Acquisitions

           During 1995, the Company completed certain transactions which were significant to its business, operations and structure. On April 7, 1995, the Company acquired Family First which was merged into GFB. In connection with the Family First acquisition, GFB added two full-service banking offices. The acquisition was accounted for as a purchase transaction and accordingly GFB recorded all assets and liabilities of Family First on its books at the acquisition date. The Company acquired $26.3 million in loans and $49.8 million in deposits pursuant to the Family First acquisition. The purchase price exceeded the fair market value of net assets acquired by approximately $734,000, which was recorded as goodwill and is being amortized over a period of six years. Income and expense are recorded in the Company's results since the acquisition date and prior periods have not been restated. In addition, in July 1995 GFB opened a de novo full-service banking office in Totowa, New Jersey.

           As of December 31, 1995, the Company acquired BCB through a stock for stock exchange which was accounted for as a pooling-of-interests. Due to the pooling-of-interest accounting treatment, financial results for periods prior to 1995 have been restated to include BCB. The acquisition of BCB added four full-service banking offices. At December 31, 1995, BCB had total assets of $76.9 million and total deposits of $68.8 million.

Results of Operations: Fiscal Years Ended December 31, 1996, 1995 and 1994

           The Company earned $2.3 million or $0.97 per share in 1996 compared to $2.1 million or $1.04 per share in 1995, and $1.5 million or $.89 per share in 1994. The earnings reported are after $111,000, $191,000 and $110,000 of amortization expense of intangible assets on a pre-tax basis, for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, the Company's earnings improved 13% over 1995. In 1995, the Company's earnings, improved 39% over 1994. Net interest income increased by $656,000, or 6%, in 1996 compared to 1995, and $3.1 million or 40% in 1995 compared to 1994. Total other expenses showed a moderate increase of $63,000 in 1996 over 1995 and increased by $3.3 million or 54% in 1995 over 1994. The increase in net interest income in 1996 is attributable to the growth of the Company. The increases in both net interest income and other expenses in 1995 over 1994 are primarily attributable to the acquisition of Family First and in part to the growth of the Company. The provision for possible loan losses increased by $26,000 in 1996 compared to 1995, and increased by $242,000 in 1995 compared to 1994, primarily as a result of the increase in the loan portfolio resulting from the acquisition of Family First and in part to internal growth. The Company's annual interest expense increased by $604,000 in 1996 compared to 1995, primarily due to an increase in average interest-bearing liabilities. In 1995 the annual interest expense increased by $2.9 million compared to 1994, primarily due to the increase in average deposits which resulted from the Family First acquisition completed by the Company during 1995.

           During 1996, the Company's earnings, through its Bank Subsidiaries, were adversely affected by a legislative action taken by the United States Government to sign into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF. Under the act, the FDIC levied a special assessment on SAIF-assessable deposits held as of March 31, 1995. In its acquisition of Family First in 1995, the Company had acquired SAIF-assessable deposits which were subject to this special assessment. In the third quarter of 1996, the Company recorded $249,000 before income taxes as its portion of the assessment.
Excluding this assessment, the Company's earnings would have been $2.5 million or $1.03 per share for the year ended December 31, 1996.

Average Balances and Net Interest Income

           Net interest income, the primary source of the Company's results of operations, is the difference between interest, dividends and fees earned on loans and other earning assets, and interest paid on interest-bearing liabilities. Earning assets include loans to businesses and individuals, investment securities, interest-bearing deposits with banks and federal funds sold in the interbank market. Interest- bearing liabilities include primarily interest-bearing demand, savings and time deposits. Net interest income is determined by (i) the difference between the yields earned on earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of non-performing assets.

           The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest expense on related items, and the Company's average yield for the years ended December 31, 1996, 1995 and 1994. The yields are shown on a fully taxable basis and assume a 34% tax rate.

Average Balance Sheet, Interest Income and Expense, and Average Interest Rates



                                         December 31, 1996              December 31, 1995                 December 31, 1994
                                        -------------------             ------------------                -----------------

                                Average    Interest     Average    Average   Interest     Average    Average   Interest     Average
                                Balance   Earned/Paid  Yield/Rate  Balance  Earned/Paid  Yield/Rate  Balance  Earned/Paid Yield/Rate
                                -------   -----------  ----------  -------  -----------  ----------  -------  ----------- ----------

                                                              (Dollars in Thousands)

ASSETS:
Earning Assets:
Investment securities ......... $ 87,604    $  5,569      6.36%   $ 74,751   $  4,790      6.41%    $ 52,813   $ 2,693      5.10%
  Due from banks--interest-
    bearing ...................    2,947         138      4.67%      1,271         54      4.23%       3,884       158      4.07%
  Federal funds sold ..........    7,468         365      4.89%     11,178        658      5.89%       4,991       143      2.87%
  Loans 1 .....................  135,161      12,621      9.34%    120,379     11,931      9.91%      92,978     8,408      9.04%
                                --------    --------  --------    --------   --------      ----     --------     -----    -------
            Total earning
             assets ...........  233,180      18,693      8.02%    207,579     17,433      8.40%     154,666    11,402      7.37%
 Less: Allowance for possible
  loan losses..................    2,393          --                 2,427         --                  1,777        --
           Unearned income -
            loans .............      317          --                   335         --                    262        --
  All other assets ............   21,433          --                17,368         --                 10,546        --
                                --------    --------              --------   --------               --------   -------
            Total assets ...... $251,903    $ 18,693              $222,185   $ 17,433               $163,173   $11,402
                                ========    ========              ========   ========               ========   =======

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing
    accounts .................. $ 81,112    $  1,799      2.22%   $ 74,207   $  1,890      2.55%    $ 63,409    $1,388      2.19%
  Time deposits ...............   86,277       4,605      5.34%     75,505      4,037      5.35%      45,458     1,755      3.86%
  Federal funds and short-term
   borrowings .................    6,062         312      5.15%      2,934        185      6.31%       1,122        53      4.72%

  Long-term borrowings ........    4,982         438      8.79%      4,969        438      8.82%       4,958       438      8.83%
                                --------    --------   -------    --------   --------    ------     --------   -------   -------
           Total interest-
            bearing liabilities  178,433       7,154      4.01%    157,615      6,550      4.16%     114,947     3,634      3.16%

Demand deposits ...............   50,243          --                44,335         --                32,446         --
Other liabilities .............    3,240          --                 2,948         --                 1,200         --
Shareholders' equity ..........   19,987          --                17,287         --                14,580         --
                                --------    --------              --------   --------               --------   -------
            Total liabilities
             and shareholders'
             equity ........... $251,903    $  7,154              $222,185   $  6,550              $163,173     $3,634
                                ========    ========              ========   ========               ========   =======


NET INTEREST INCOME
(fully taxable basis) .........             $ 11,539                         $ 10,883                           $7,768
                                            ========                         ========                           ======

NET INTEREST MARGIN
(fully taxable basis) .........                           4.95%                            5.24%                            5.02%
                                                          ====                             ====                             ====

1  Average balance includes non-performing loans.

Net Interest Income

           In 1996, interest income increased by $1.2 million or 7% compared to 1995. Interest and fee income on loans during 1996 increased by $690,000, or 6% over the comparable period in 1995 as a result of an increase of 12% in average total loans. The average yield on loans decreased to 9.34% in 1996 compared to 9.91% in 1995. Income earned on securities during 1996 increased by $779,000 or 16% compared to the same period in 1995. The increase was primarily due to a 17% increase in average investments for the year ended December 31, 1996 over 1995. The average yield on securities was 6.36% for the year ended December 31, 1996 compared to 6.41% for the same period in the prior year, a moderate decline due to general market conditions. Interest income on federal funds sold and deposits with banks during 1996 decreased by $209,000 or 29% compared to the same period in the prior year as a result of a $2.0 million, or 16%, decrease in average federal funds sold and deposits with banks.

           In 1995, interest income of $17.4 million represented a $6.0 million or 53% increase over $11.4 million reported for 1994. Interest and fee income on loans during 1995 increased by $3.5 million or 42% over 1994. This increase was due to an increase of 29% in average total loans and an increase in the average yield on loans to 9.91% in 1995 compared to 9.04% in 1994. Income earned on securities during 1995 increased by $2.1 million or 78% compared to the same period in 1994. This increase was primarily due to a 42% increase in average investments for the year ended December 31, 1995 over 1994. In addition, the average yield on securities increased to 6.41% for the year ended December 31, 1995, compared to 5.10% for the prior year. Interest income on federal funds sold and deposits with banks increased from 1994 to 1995 by $411,000 or 137% as a result of a $3.6 million, or 40%, increase in average federal funds sold and deposits with banks. All such increases are primarily attributable to the acquisitions which occurred during 1995 and the overall growth of the Company.

           Interest expense for the year ended December 31, 1996, increased by $604,000 or 9% from the level of interest expense for 1995. $477,000 of the total increase in interest expense is related to the increase in interest expense on deposits from 1996 to 1995 and the remaining $127,000 is related to the increase in interest expense on short- and long-term borrowings. The increase in total interest expense is related to the increase in average interest-bearing liabilities of $20.8 million or 13% due to the overall growth of the Company.

           Interest expense for the year ended December 31, 1995, increased by $2.9 million or 80% from the level of interest expense for 1994. $2.8 million of the total increase in interest expense is related to the increase in interest expense on deposits from 1995 to 1994. The increase in total interest expense is related to the increase in average interest-bearing liabilities of $42.7 million or 37% due to the acquisitions which occurred in 1995 and the overall growth of the Company.

           The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 4.95%, 5.24% and 5.02% for the years ended December 31, 1996, 1995 and 1994, respectively.

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

                                        Full Year 1996                 Full Year 1995                 Full Year 1994
                                   Compared to Full Year 1995    Compared to Full Year 1994      Compared to Full Year 1993
                                      Increase (Decrease)             Increase (Decrease)           Increase (Decrease)
                              -------------------------------  ----------------------------   -----------------------------

                               Volume       Rate       Net      Volume      Rate       Net     Volume      Rate       Net
                              -------      ------    -------   --------    ------    -------  --------    ------     -----

                                                                   (Dollars in Thousands)

Interest Earned On:
  Loans ....................   $ 1,378    $  (688)   $   690    $ 2,991   $   532    $ 3,523   $   986    $   335    $ 1,321
  Investment securities ....       819        (40)       779      1,347       750      2,097       791        169        960
  Other earning assets .....      (103)      (106)      (209)       268       143        411      (301)        87       (214)
                               -------    -------    -------    -------   -------    -------   -------    -------    -------
    Total earning assets ...   $ 2,094    $  (834)   $ 1,260    $ 4,606   $ 1,425    $ 6,031   $ 1,476    $   591    $ 2,067
                               =======    =======    =======    =======   =======    =======   =======    =======    =======


Interest Paid On:
  Savings & money market ...   $   158    $  (249)   $   (91)   $   262   $   240    $   502   $   108    $  (213)   $  (105)
  Time deposits ............       575         (7)       568      1,507       775      2,282       215         71        286
  Borrowings ...............       213        (86)       127        133        (1)       132       430         21        451
                               -------    -------    -------    -------   -------    -------   -------    -------    -------
    Total interest-bearing
      Liabilities...........   $   946    $  (342)   $   604    $ 1,902   $ 1,014    $ 2,916   $   753    ($  121)   $   632
                               =======    =======    =======    =======   =======    =======   =======    =======    =======



Provision for Possible Loan Losses

           The Company recorded a provision for possible loan losses of $440,000 in 1996 compared with $414,000 in 1995 and $172,000 in 1994. The increase in the provision for possible loan losses in 1995 was attributable to an increase in the size of the loan portfolio due to the acquisitions in 1995 and internal loan growth. Management of each bank subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

           The Bank Subsidiaries will continue to monitor their allowance for possible loan losses and make future adjustments to the allowance through the provision for possible loan losses as economic conditions dictate. Although the Bank Subsidiaries maintain their allowance for possible loan losses at a level that they consider to be adequate to provide for the inherent risk of loss in their loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for possible loan losses will not be required in future periods. In addition, the Bank Subsidiaries' determination as to the amount of their allowance for possible loan losses is subject to review by the FDIC and the Department, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the FDIC or the Department, after a review of the information available at the time of their examination.

Other Income

           Total other income for the year ended December 31, 1996, was $1.9 million, a decrease of $248,000 or 11% compared to 1995. The $248,000 net decrease was the result of significant fluctuations within the major components of Other Income. Although service charges on deposit accounts increased by $307,000, fees on merchant credit card processing and other commissions and fees decreased by $385,000 and $142,000, respectively. The majority of increase in service charges on deposit accounts is attributable to the increase in deposit-related services during 1996. The primary reason for the decrease in merchant credit card processing fees is due to the discontinuation of such services offered by BCB.

Realized gain or loss on sale of securities available-for-sale during 1996 decreased by $158,000 while all other income increased by $130,000 when compared to 1995.

           Total other income for the year ended December 31, 1995 was $2.2 million, an increase of $1.3 million or 155% compared to 1994. The $1.3 million net increase was the result of significant fluctuations in the major components of Other Income. More specifically, fee on merchant credit card processing increased by $502,000 and service charges on deposits increased by $352,000. Realized loss or gain on sale of investment securities available-for-sale during 1995 increased by $293,000 compared to 1994. The majority of such increases are attributable to the increase in deposit-related services during 1995.

Other Expenses

           Total other expenses increased by $63,000 for the year ended December 31, 1996 over 1995. The $63,000 net increase was a result of significant fluctuations within the components of Other Expenses. More specifically, salaries and employee benefits increased by $444,000 or 12%. The increase in salaries and employee benefits is attributable to general salary increases coupled with increases in employee benefits expense. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $540,000 or 38% primarily due to the addition of office space and equipment.

           Regulatory, professional and other fees, and computer services decreased by $85,000 or 11% and $141,000 or 36%, respectively, from 1995. The primary reason for such decreases is the reduction in expenses associated with the 1995 acquisitions. The $432,000 or 70% decrease in merchant credit card expense is a result of discontinuation of merchant processing activity by BCB. All other operating expenses decreased by $347,000 or 24% due in part to management's efforts to reduce such expenses. Included in all other operating expenses is the amortization expense of intangible assets which declined by $80,000 in 1996 compared to 1995 as a result of fully written-off intangible assets relative to the formation of GFB in 1986. Office expenses increased moderately while other real estate operating expense decreased moderately in 1996 when compared to 1995.

           FDIC insurance assessment totaled $340,000 for the year ended December 31, 1996, an increase of $78,000 over 1995. The increase is a direct result of a legislation enacted to recapitalize the SAIF. The FDIC levied a special assessment on SAIF-assessable deposits held as of March 31, 1995. In its acquisition of Family First in 1995, the Company acquired SAIF-assessable deposits which were subject to this special assessment. In the third quarter of 1996, the Company recorded $249,000 as its portion of this assessment. Excluding this special assessment, the FDIC insurance assessment would have decreased for 1996 compared to 1995. The legislation is expected to reduce the future annual deposit insurance costs for SAIF deposits. The Company anticipates that such reductions, which are to become effective in 1997, will equal the $249,000 charge in approximately 3 years.

           Total other expenses increased by $3.3 million or 54% for the year ended December 31, 1995 over 1994. Of this increase, $955,000 was attributable to increases in salaries and benefits. The increase in salaries and employee benefits is attributable to the acquisition of Family First, hiring of additional employees and general increases in employee benefits. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $499,000 primarily due to the addition of office space and equipment.

           Regulatory, professional and other fees, computer services and office expenses during 1995 increased by $170,000, $138,000 and $123,000 respectively, compared to 1994. Other real estate expenses and merchant credit card expenses increased by $259,000 and $562,000, respectively, compared to 1994. Such increases were primarily due to the acquisitions in 1995 and in part due to the Company's overall growth. FDIC insurance assessment for 1995 decreased by $98,000 due to a decline in FDIC assessment rate when compared to 1994.

           All other operating expenses for 1995 increased by $667,000 when compared to 1994. The majority of such increase is directly related to the acquisition of Family First. Included in all other expenses is amortization expense totaling $191,000 and $110,000 for the years 1995 and 1994, respectively. The final amortization of the intangible assets related to the 1986 acquisition was $110,000 in 1995. In December 1993, the Company incurred costs of $106,000 relative to the sale of debentures and equity contracts. These costs are being amortized over 4 years commencing in 1994 at an annual expense of $26,000. In addition, the acquisition of Family First early in the second quarter of 1995 resulted in an increase in the amortization expense of $70,000 in 1995. The Company expects amortized expenses relating to the acquisition of Family First to be $108,000 per year for the next six years.

Income Taxes

           The Company recorded income tax provisions of $1.3 million, $1.2 million and $840,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in income tax provision are attributable to increased earnings for those three years.

Financial Condition

           At December 31, 1996, the Company's total assets were $256.5 million, an increase of $3.5 million or 1.3%, over the amount reported at December 31, 1995. Federal funds sold decreased by $11.3 million. Substantially all of such decrease was offset by increases in both investment securities and gross loans of $5.7 million and $5.7 million, respectively. Interest bearing due from banks increased by $3.3 million primarily due to additional investing in such assets when compared to the amount reported at December 31, 1995. Cash and non-interest bearing due from banks increased by $523,000.

Investment Securities

           The   following   table   provides    information    concerning   the
available-for-sale and held-to-maturity portions of the Corporation's investment securities portfolio at December 31, 1996:

                                                                      December 31, 1996
                             -----------------------------------------------------------------------------------------------------
                                                       Due One to         Due Five to            Due Ten
                             Due Within One Year       Five Years         Ten Years           Years and Over        Total
                             -------------------  ------------------  ------------------- ------------------- -------------------

                                           Fair               Fair                 Fair               Fair                Fair
                              Amortized   Market  Amortized   Market  Amortized    Market Amortized   Market  Amortized   Market
                                 Cost     Value     Cost      Value      Cost      Value     Cost     Value      Cost     Value
                                 ----     -----     ----      -----      ----      -----     ----     -----      ----     -----

Available-for-sale:
U.S. Treasury &
  Government securities....... $10,596   $10,652   $24,362   $24,488   $ 1,394   $ 1,404   $   321   $   317   $36,673   $36,861
State and political
  subdivisions ...............   1,006     1,006      --        --        --        --        --        --       1,006     1,006
Other debt and equity
  securities .................   6,192     6,407      --        --        --        --        --        --       6,192     6,407
Mortgage-backed
  securities .................     368       373     5,543     5,612     1,902     1,924        66        68     7,879     7,977
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total available-
      for-sale ...............  18,162    18,437    29,905    30,100     3,296     3,328       387       385    51,750    52,251

Held-to-maturity:
U.S. Treasury &
  Government securities.......   3,197     3,198    13,620    13,545     1,179     1,220     1,000       640    18,996    18,602
State and political
  subdivisions ...............    --        --         202       202       191       188      --        --         393       390
Mortgage-backed securities ...    --        --       9,479     9,470     5,147     5,112     3,413     3,396    18,039    17,978
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total held-to-maturity ...   3,197     3,198    23,301    23,217     6,517     6,520     4,413     4,036    37,428    36,970
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
      Total securities ....... $21,359   $21,635   $53,206   $53,317   $ 9,813   $ 9,848   $ 4,800   $ 4,421   $89,178   $89,221
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

           Investment securities at December 31, 1996, constituted an increase of $5.7 million or 7% over the amount reported at December 31, 1995. The following table presents the composition of the securities portfolio along with the book and market values of those components at December 31, 1996 and 1995.

                                                                          December 31,
                                           -------------------------------------------------------------------------
                                                         1996                                   1995
                                           -----------------------------------   -----------------------------------

                                           Amortized Cost    Fair Market Value   Amortized Cost    Fair Market Value
                                           --------------    -----------------   --------------    -----------------



Available-for-sale

U.S. Treasury securities and U.S. Government
   agencies ................................   $36,673        $36,861             $36,812               $37,805
State & political subdivisions .............     1,006          1,006                  --                    --
Other debt and equity securities ...........     6,192          6,407               2,524                 2,507
Mortgage-backed securities .................     7,879          7,977               7,577                 7,523
                                               -------        -------             -------               -------
     Total available-for-sale ..............   $51,750        $52,251             $46,913               $47,835
                                               -------        -------             -------               -------


Held-to-maturity

U.S. Treasury securities and U.S. Government
  agencies .................................   $18,996        $18,602             $32,774               $32,679
State and political subdivisions ...........       393            390                 613                   615
Mortgage-backed securities .................    18,039         17,978               2,764                 2,767
                                               -------        -------             -------               -------
     Total held-to-maturity ................   $37,428        $36,970             $36,151               $36,061
                                               -------        -------             -------               -------
                     Total securities ......   $89,178        $89,221             $83,064               $83,896
                                               =======        =======             =======               =======





           During 1996, the Company realized net gains of $51,000. The gains were realized through the sale of $5.5 million of securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 1996, is an unrealized holding net gain on available-for-sale securities, net of income taxes, in the amount of $307,000. The Company has no securities held for trading purposes.

Maturity Schedule - Securities

           The following table shows the average yields, book values and fair market value of the Company's investment securities by maturity for the years ended December 31, 1996 and 1995.

                                                                          December 31,
                                       ------------------------------------------------------------------------------
                                                      1996                                    1995
                                       -------------------------------------   --------------------------------------

                                        Average     Amortized    Fair Market   Average      Amortized     Fair Market
                                         Yield        Cost          Value       Yield          Cost          Value
                                         -----        ----          -----       -----          ----          -----


Available-for-sale

Due 0-1 Years.........................    6.29%      $ 11,602       $ 11,656     6.10%       $ 16,531        $ 16,716
Due 1-5 Years.........................    6.94%        24,360         24,487     6.32%         23,750          24,529
Due 5-10 Years........................    7.72%         1,393          1,403     6.32%          4,209           4,184
Due 10 Years and Over.................    9.09%           324            321       N/A              -               -
Mortgage-backed and equity
  securities..........................      N/A        14,071         14,384       N/A          2,423           2,406
                                                     --------       --------                 --------        --------
    Total available-for-sale..........               $ 51,750       $ 52,251                 $ 46,913        $ 47,835
                                                      -------        -------                  -------         -------


Held-to-maturity

Due 0-1 Years.........................    5.34%      $  3,198       $  3,198     4.99%       $ 12,472         $12,562
Due 1-5 Years.........................    5.94%        13,822         13,748     5.49%         19,404          19,481
Due 5-10 Years........................    6.54%         1,369          1,407     5.39%          4,275           4,018
Due 10 Years and Over.................    5.94%         1,000            640       N/A              -               -
Mortgage-backed securities............    6.27%        18,039         17,977       N/A              -               -
                                                      -------        -------                 --------        --------
  Total held-to-maturity..............               $ 37,428       $ 36,970                   36,151          36,061
                                                      -------        -------                 --------        --------
  Total investment securities.........               $ 89,178       $ 89,221                 $ 83,064        $ 83,896
                                                      =======        =======                  =======         =======

Loan Portfolio

           The Company's gross loan portfolio at December 31, 1996, totaled $137.4 million, an increase of $5.7 million or 4%, as compared to the amount reported at December 31, 1995. This increase was primarily due to increased loan demand. The Company's gross loan portfolio increased $35.1 million to $131.7 million at December 31, 1995, from $96.7 million at December 31, 1994. This increase was primarily due to the acquisition of $26.3 million of gross loans in connection with the Family First acquisition, as well as increased loan demand. The following table summarizes the components of the loan portfolio as of December 31, 1996, 1995 and 1994.

                                                     December 31,
                                             -----------------------------
                                               1996      1995        1994
                                             --------  --------     ------
                                                   (In Thousands)

Loans secured by one- to four-family
  residential properties .................   $ 43,100   $ 43,328   $ 26,925
Loans secured by nonresidential properties     58,106     51,133     41,891
Loans to individuals .....................      9,997      8,661      6,688
Loans to depository institutions .........       --        4,600        600
Commercial loans .........................     14,106     14,823     10,320
Construction loans .......................      5,534      4,292      4,754
Other loans ..............................      6,567      4,905      5,486
                                             --------   --------   --------
     Total gross loans ...................   $137,410   $131,742   $ 96,664
                                             ========   ========   ========

           The following tables set forth the contractual maturity and interest rate sensitivity of components of the loan portfolio at December 31, 1996 and 1995. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.


                                                        December 31, 1996
                                           ----------------------------------------
                                           Within       1 - 5      Over 5
                                           1 year       Years      Years     Total
                                           -------     -------    -------   -------

                                                        (In Thousands)

Loans with predetermined interest rates:
  Commercial ...........................   $  7,360   $ 13,578   $  1,028   $ 21,966
  Real estate construction .............      1,343         --         --      1,343
  Real estate mortgage .................      7,919     35,879      7,949     51,747
  Consumer .............................      1,855      5,811      2,234      9,900
                                           --------   --------   --------   --------
                                             18,477     55,268     11,211     84,956

Loans with floating interest rates:
  Commercial ...........................     29,876         --         --     29,876
  Lease financing ......................      3,785         --         --      3,785
  Real estate mortgage .................     12,648      3,508         --     16,156
  Consumer .............................      2,637         --         --      2,637
                                           --------   --------   --------   --------
                                             48,946      3,508         --     52,454
                                           --------   --------   --------   --------
             Total loans ...............   $ 67,423   $ 58,776   $ 11,211   $137,410
                                           ========   ========   ========   ========


                                                      December 31, 1995
                                           ----------------------------------------
                                           Within      1 - 5      Over 5
                                           1 year      Years      Years      Total
                                           ------     -------    -------    -------

                                                        (In Thousands)

Loans with predetermined interest rates:
 Commercial ............................   $ 13,707   $ 20,299   $  2,174   $ 36,180
  Real estate construction .............      4,000         --         --      4,000
  Real estate mortgage .................      2,038     19,180      7,016     28,234
  Consumer .............................      4,414      2,716        722      7,852
                                           --------   --------   --------   --------
                                             24,159     42,195      9,912     76,266

Loans with floating interest rates:
  Commercial ...........................     29,850         --         --     29,850
  Loans to depository institutions .....        600         --         --        600
  Real estate construction .............      3,848         --         --      3,848
  Lease financing ......................         --        902         --         --
  Real estate mortgages ................     13,243         --         --     14,145
  Consumer .............................      7,033         --         --      7,033
                                           --------   --------   --------   --------
                                             54,574        902         --     55,476
                                           --------   --------   --------   --------
               Total loans .............   $ 78,733   $ 43,097   $  9,912   $131,742
                                           ========   ========   ========   ========


           At the dates indicated in the foregoing loan tables, no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.

Asset Quality

           Various degrees of risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. The senior lending officers of BCB and GFB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these procedures. Non-performing assets include loans past due, nonaccrual, renegotiated and other real estate. Since lending is concentrated within the local market area, non-performing loans were also made primarily to customers operating in the area. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with high unemployment levels and tax rates, as well as governmental actions and weakened market conditions which reduce the demand for credit among qualified borrowers, are also important determinants of the risk inherent in lending.

           Past Due, Non-accruing and Renegotiated Loans. It is the Company's policy to review monthly all loans which are past due as to principal or interest. The accrual of interest income on loans is discontinued when it is determined that such loans are either doubtful of collection or are involved in a protracted collection process. The current year's uncollected interest is reversed on such non-accrual loans. Management has also restructured the terms of certain loans to accommodate changes in the financial condition of borrowers. A typical concession would be a reduction in the currently payable interest rate to one which is lower than the current market rate for new debt with similar risks; interest foregone would be deferred until maturity. The following table summarizes the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated.

                                                    December 31,
                                               -------------------------
                                               1996      1995      1994
                                               -----     ----      ----

                                                (Dollars in Thousands)
Non-accruing loans ........................   $1,033    $1,422    $1,499
Renegotiated loans ........................      726       517       526
                                              ------    ------    ------
     Total non-performing loans ...........    1,759     1,939     2,025
Loans past due 90 days and accruing .......      876     1,125        10
Other real estate .........................    1,834     2,070     1,184
                                              ------    ------    ------
     Total non-performing assets ..........   $4,469    $5,134    $3,219
                                              ======    ======    ======

Non-performing loans to total gross loans .     1.28%     1.47%     2.09%
Non-performing assets to total gross loans
  and other real estate owned .............     3.21%     3.84%     3.29%
Non-performing assets to total assets .....     1.74%     2.03%     1.91%
Allowance for loan losses to non-performing
 loans ....................................   144.40%   120.27%    90.07%


           The $180,000 or 4% decrease in non-performing loans at December 31, 1996 compared to December 31, 1995, is primarily the result of an improved loan portfolio coupled with the management's effort to collect on the loans and make them current. If the non-accruing loans in 1996 had continued to pay interest, interest income during 1996 would have increased by $286,000. If non-accruing loans in 1995 had continued to pay interest, interest income during 1995 would have increased by $135,000.

           Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans where there is a doubt as to whether the borrowers will comply with the original loan repayment terms and thus allocates specific reserves against them. At December 31, 1996, such loans totaled $6.5 million with an allowance of $1.0 million specifically allocated to them.

           Foreign Loans. The Company has no foreign loans or any other foreign exposure.

Allowance for Possible Loan Losses

           At December 31, 1996, the allowance for possible loan losses was $2.5 million as compared to $2.3 million at December 31, 1995. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, there are adequate reserves allotted. The level of the allowance is based on the ongoing evaluation by management of the respective Bank Subsidiaries of potential losses in the loan portfolio. Such evaluation includes consideration of the current financial status and credit standing of borrowers, prior loss experiences, results of periodic regulatory examinations, comments and recommendations of the Company's independent accountants, and management's judgment as to prevailing and anticipated real estate values and other economic conditions in the Bank Subsidiaries' market areas. Since future events that may affect these financial conditions are unpredictable, there is uncertainty as to the final outcome of the Bank Subsidiaries' loans and non-performing assets.

           The following table represents transactions affecting the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994.


                                                         December 31,
                                                  ----------------------------
                                                   1996       1995        1994
                                                  ------     ------      -----

                                                      (Dollars in Thousands)

Balance--beginning of period .................   $ 2,332     $ 1,824     $ 1,771
Charge-offs:
  Commercial, financial and agricultural .....       (21)       (589)       (164)
  Real estate - mortgage .....................      (281)       (364)        (57)
  Installment loans to individuals ...........       (63)        (82)        (43)
  Credit cards and related plans .............        --          --          --
                                                 -------     -------     -------
                                                    (365)     (1,035)       (264)
                                                 -------     -------     -------

Recoveries:
  Commercial, financial and agricultural .....       124          87         100
  Real Estate - mortgage .....................         9          --          --
  Installment loans to individuals ...........         9           3          45
                                                 -------     -------     -------
                                                     142          90         145
                                                 -------     -------     -------

Net charge-offs ..............................      (223)       (945)       (119)
Provision for possible loan losses ...........       440         414         172
Adjustment (allowance for loan losses acquired
 from Family First) ..........................        (9)      1,039          --
                                                 -------     -------     -------
Balance--end of period .......................   $ 2,540     $ 2,332     $ 1,824
                                                 =======     =======     =======

Ratio of net charge-offs during the period to
 average loans outstanding during the period .       .16%        .79%        .13%

Allocation of the Allowance for Possible Loan Losses

           The following table sets forth the allocation of the allowance for loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.


                                                                At December 31,
                         -------------------------------------------------------------------------------------------
                                       1996                          1995                        1994
                         -------------------------------- --------------------  -----------------------------------

                                               % of Loans                          % of Loans             % of Loans
                                       % of     to Total             % of           to Total     % of      to Total
                          Amount     Allowance    Loans   Amount   Allowance  Loans  Amount    Allowance    Loans
                          -------    --------- ---------- ------   ---------  ----- --------   ---------  ----------

                                                              (Dollars in Thousands)
Balance at end of period
allocable to:

Commercial ..............   $  859       34%       53%   $1,256       54%       53%   $  876       48%       54%
Real estate--construction       --       --         4        --       --         3        --       --         5
Real estate--mortgage ...      670       26        31       662       28        33       457       25        27
Installment loans to
 individuals ............      206        8        12       296       13        11       215       12        14

Unallocated reserves.....      805       32        --       118        5        --       276       15        --
                            ------      ---       ---    ------      ---       ---    ------      ---       ---
  Total allowance for
   possible loan losses..   $2,540      100%      100%   $2,332      100%      100%   $1,824      100%      100%
                            ======      ===       ===    ======      ===       ===    ======      ===       ===


Other Real Estate

     As of December 31, 1996, other real estate totaled $1.8 million, a decrease of $236,000 or 11% compared to December 31, 1995, primarily due to the reclassification of foreclosed properties. The $1.8 million includes collateral acquired through foreclosure of loans, stated at the lower of the loan value or fair market value less estimated costs to sell. Management is actively seeking repayment through sale of the underlying collateral.

Deposits

     As of December 31, 1996, total deposits were $223.2 million, a moderate increase over the amount reported at December 31, 1995.

           The  following  table  summarizes  the  average   yield/rate  of  the
components of average deposit liabilities for the years ended December 31, 1996, 1995 and 1994.

                                                                          At December 31,
                                 -------------------------------------------------------------------------------------------------

                                                    Average                             Average                          Average
                                   1996            Yield/Rate          1995            Yield/Rate         1994          Yield/Rate
                                  ------           ----------         ------           -----------       ------        -----------

                                                                                (Dollars in Thousands)

Demand.........................   $ 50,243              -            $ 44,335                -           $ 32,446           -
Savings and interest-
 bearing.......................     81,112           2.22%             74,207             2.55%            63,409        2.19%
Time...........................     86,277           5.34%             75,505             5.35%            46,548        3.86%
                                  --------                           --------                            --------

                                  $217,632                           $194,047                            $142,403
                                   =======                            =======                             =======



     Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity at March 31, 1997, and December 31, 1996 and 1995.


                                          At December 31,
                                  -------------------------------
                                    1996                  1995
                                  ---------             ---------

                                            (In thousands)

Three months or less ...........   $15,057                 $16,633
Over three months through twelve
 months ........................     8,974                   7,977
Over twelve months..............     1,153                   1,486
                                   -------                 -------
                                   $25,184                 $26,096
                                   =======                 =======




Subordinated Debentures and Equity Contracts

           In December 1993, the Company raised $5 million by issuing Redeemable Subordinated Debentures ("Debentures") (unsecured debt obligation of the Company) due November 1, 1998, at an interest rate of 8.5% payable quarterly. In addition, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") to purchase $5 million of the Company's common stock at a predetermined price of $9.77 (as adjusted for stock dividends) per share to be exercised no later than November 1, 1997. 511,770 shares of the Company's common stock were reserved for future issuance pursuant to the outstanding Equity Contracts.

Interest Rate Sensitivity

           Banks are concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, the Bank Subsidiaries monitor their gap, primarily their six-month and one-year maturities and work to maintain their gap within a range 10% to (25)%.

           The Company currently has a negative position with respect to its exposure to interest rate risk. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss the bank's interest rate risk. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and the spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable- or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposure to interest rate risk.

Liquidity

           The Company actively manages its liquidity under the direction of the Bank's Asset/Liability Management Committee. During the last two years the Company has been highly liquid and its liquid funds are more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions. Management expects that this high liquidity trend will continue until such time as overall economic conditions improve and loan demand rises.

           Sources of liquidity at December 31, 1996, totaled $112.5 million or 44% of total assets, consisting of investment securities of $89.7 million and $22.8 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity sources were $114.2 million or 45% of total assets at December 31, 1995, consisting of investment securities in the amount of $84.0 million and cash and cash equivalents and interest-bearing due from banks in the amount of $30.2 million.

           Certificates of Deposit scheduled to mature during the fiscal year ending December 31, 1997 totaled $72.7 million. The Company may renew these certificates, attract new replacement deposits or replace such funds with borrowings. Management believes, based on past experience, that the Company will retain much of the deposits or replace them with new deposits.

Capital Resources

           The Company's primary regulator, the Federal Reserve (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier 1 Capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier 2 Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier 1 Capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 1996, the minimum Tier 1 and the combined Tier 1 and Tier 2 capital ratios required by the Federal Reserve Board were 4% and 8%, respectively.

           In addition to the risk-based capital guidelines discussed above, the Federal Reserve requires that a bank holding company which meets that regulator's highest performance and operating standards maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 3%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. Minimum leverage ratios for each entity will be evaluated through the ongoing regulatory examination process. Regulations have also been issued by the Bank Subsidiaries' primary regulator, the FDIC, establishing similar risk-based and leverage capital ratios which apply to each bank as a separate entity.

           The following table presents the risk-based and leverage capital ratios for GFB, BCB and the Company, respectively, as of December 31, 1996.



                                               Bergen           Great Community        (Under FDIC
                     Great Falls Bank       Commercial Bank         Bancorp            requirements)
                     ----------------       ---------------     ---------------       --------------
                        December 31,         December 31,         December 31,
                     ----------------       ---------------     ---------------
                            1996                1996                 1996
                     -----------------      ---------------     ---------------



Tier 1 and Tier 2 ...      13.21%               14.17%               16.89%               10.00%

Tier 1 Risk-Based
  Capital Ratio .....      11.95%               12.96%               12.90%                6.00%

Tier 1 Leverage Ratio       6.78%                9.32%                8.12%                5.00%

Impact of Inflation and Changing Prices

           The Company's consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards

           The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

                                     PART II

                                     Item 7A
                              FINANCIAL STATEMENTS

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                                           December 31,
                                                                                      ----------------------
ASSETS                                                                                   1996        1995
                                                                                      -----------  ---------

CASH AND DUE FROM BANKS - Non-interest-bearing ....................................   $  11,994    $  11,471
FEDERAL FUNDS SOLD ................................................................       6,300       17,575
                                                                                      ---------    ---------
                    Total cash and cash equivalents ...............................      18,294       29,046
DUE FROM BANKS - Interest-bearing .................................................       4,481        1,148
INVESTMENT SECURITIES - Available-for-sale ........................................      52,251       47,835
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $36,970 and $36,061 at December 31, 1996 and 1995, respectively) ..............      37,428       36,151
                                                                                      ---------    ---------
                                                                                         89,679       83,986

LOANS .............................................................................     137,410      131,742
  Allowance for possible loan losses ..............................................      (2,540)      (2,332)
  Unearned income .................................................................        (283)        (303)
                                                                                      ---------    ---------
                    Net loans .....................................................     134,587      129,107

PREMISES AND EQUIPMENT, net .......................................................       3,203        3,082
OTHER REAL ESTATE .................................................................       1,834        2,070
ACCRUED INTEREST RECEIVABLE .......................................................       1,906        1,977
INTANGIBLE AND OTHER ASSETS .......................................................       2,522        2,629
                                                                                      ---------    ---------
                    TOTAL ASSETS ..................................................   $ 256,506    $ 253,045
                                                                                      =========    =========



LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
   Non-interest-bearing ...........................................................   $  59,588    $  46,332
   Interest-bearing ...............................................................      55,882       59,141
   Savings ........................................................................      25,918       26,030
   Time (includes deposits $100 and over of $25,184 and
      $26,096 at December 31, 1996 and 1995, respectively) ........................      81,854       91,263
                                                                                      ---------    ---------
                    Total deposits ................................................     223,242      222,766


ACCRUED INTEREST PAYABLE ..........................................................       1,466        1,626
OTHER LIABILITIES .................................................................       1,590        1,326
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ....................................       4,159        2,756
FEDERAL FUNDS PURCHASED ...........................................................        --           --
REDEEMABLE SUBORDINATED DEBENTURES ................................................       4,988        4,976
                                                                                      ---------    ---------
                    Total liabilities .............................................     235,445      233,450
                                                                                      ---------    ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value: 1,000,000 shares authorized, none outstanding        --           --
  Common stock, par value $1 per share: 10,000,000 shares authorized,
    1,891,733 and 1,709,451 shares outstanding at December 31, 1996 and 1995,
    respectively ..................................................................       1,892        1,709
  Additional paid-in capital ......................................................      17,841       15,231
  Retained earnings ...............................................................       1,209        2,102
  Net unrealized holding gains on investment securities available-for-sale ........         307          553
  Treasury stock (12,596 and -0- shares at December 31, 1996
     and 1995, respectively, at cost) .............................................        (188)        --
                                                                                      ---------    ---------
             Total shareholders' equity ...........................................      21,061       19,595
                                                                                      ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................   $ 256,506    $ 253,045
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

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                         For the Years Ended
                                                              December 31,
                                                     ------------------------------
                                                       1996       1995       1994
                                                     --------   --------   --------
INTEREST INCOME:
    Loans, including fees ........................   $ 12,621   $ 11,931   $  8,408
    Investment securities ........................      5,569      4,790      2,693
    Federal funds sold and deposits with banks ...        503        712        301
                                                     --------   --------   --------
                    Total interest income ........     18,693     17,433     11,402
                                                     --------   --------   --------

INTEREST EXPENSE:
     Deposits ....................................      6,404      5,927      3,143
     Short-term borrowings .......................        312        185         53
     Long-term borrowings ........................        438        438        438
                                                     --------   --------   --------
                    Total interest expense .......      7,154      6,550      3,634
                                                     --------   --------   --------
NET INTEREST INCOME ..............................     11,539     10,883      7,768
PROVISION FOR POSSIBLE LOAN LOSSES ...............        440        414        172
                                                     --------   --------   --------
             Net interest income after provision
               for losses ........................     11,099     10,469      7,596
                                                     --------   --------   --------
OTHER INCOME
     Service charges on deposit accounts .........      1,174        867        515
     Credit card fee income ......................        182        567         65
     Other commission and fees ...................         48        190        136
     Gain (loss) on sale of securities ...........         51        209        (84)
     All other income ............................        474        344        223
                                                     --------   --------   --------
                    Total other income ...........      1,929      2,177        855

OTHER EXPENSES:
     Salaries and employee benefits ..............      4,144      3,700      2,745
     Occupancy and equipment .....................      1,958      1,418        919
     Regulatory, professional and other fees .....        696        781        611
     FDIC insurance assessment ...................        340        262        360
     Computer services ...........................        249        390        252
     Office expenses .............................        510        494        371
     Other real estate operating and loan expenses        304        314         55
     Merchant credit card expenses ...............        184        616         54
     All other operating expenses ................      1,078      1,425        758
                                                     --------   --------   --------
                    Total other expenses .........      9,463      9,400      6,125
                                                     --------   --------   --------
                    Income before income taxes
                      and minority interest ......      3,565      3,246      2,326

PROVISION FOR INCOME TAXES .......................      1,312      1,174        840
                                                     --------   --------   --------


           Income before minority interest .......      2,253      2,072      1,486
                                                     --------   --------   --------

MINORITY INTEREST ................................         84       --         --
                                                     --------   --------   --------

NET INCOME .......................................   $  2,337   $  2,072   $  1,486
                                                     ========   ========   ========

   Weighted average shares outstanding ...........      2,111      2,065      1,664
                                                     ========   ========   ========

   Net income per share ..........................   $   0.97   $   1.04   $   0.89
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

                                                                                           Net Unrealized
                                                       Common                                 Holding
                                                  -----------------                          Gain(Loss)
                                                                     Additional            on Securities               Total
                                                                      Paid-in    Retained    Available-   Treasury  Shareholders'
                                                  Shares  Par Value   Capital    Earnings    -for-Sale      Stock      Equity
                                                  ------  ---------  ----------  ---------  ------------  --------  -------------

BALANCE, January 1, 1994 ....................      1,359   $  1,359   $ 11,354   $  1,443    $   --      $   --      $ 14,156
  Net income for the year ended .............         --         --         --      1,486        --          --         1,486
  10% stock dividend ........................         72         72        766       (841)       --          --            (3)
  Cash dividend .............................         --         --         --       (245)       --          --          (245)
  Exercise of stock options .................         12         12         89         --        --          --           101
  Change in net unrealized holding loss on
    securities available-for-sale ...........         --         --         --         --      (534)         --          (534)
                                                --------   --------   --------   --------    --------    --------    --------

BALANCE, December 31, 1994 ..................      1,443      1,443     12,209      1,843      (534)         --        14,961
  Net income for the year ended .............         --         --         --      2,072        --          --         2,072
  Stock issued in connection with acquisition
     of  Family First Federal Savings Bank ..        157        157      1,645         --        --          --         1,802
  10% stock dividend ........................        100        100      1,293     (1,398)       --          --            (5)
  Exercise of stock options .................          9          9         84         --        --          --            93
  Cash dividend .............................         --         --         --       (415)       --          --          (415)
  Change in net unrealized holding gains on
       securities available-for-sale ........         --         --         --         --     1,087          --         1,087
                                                --------   --------   --------   --------    --------    --------    --------

BALANCE, December 31, 1995 ..................      1,709      1,709     15,231      2,102       553          --        19,595
  Net income for the year ended .............         --         --         --      2,337        --          --         2,337
  10% stock dividend ........................        171        171      2,520     (2,697)       --          --            (6)
  Exercise of stock options .................         12         12         90         --        --          --           102
  Cash dividend .............................         --         --         --       (533)       --          --          (533)
  Change in net unrealized holding loss on
       securities available-for-sale ........         --         --         --         --      (246)         --          (246)
  Purchase of treasury stock ................         --         --         --         --        --        (188)         (188)
                                                --------   --------   --------   --------    --------    --------    --------

BALANCE, December 31, 1996 ..................   $  1,892   $  1,892   $ 17,841   $  1,209    $    307    ($   188)   $ 21,061







The accompanying notes to consolidated financial statements are an integral part of these statements.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              For the Years Ended
                                                                                                  December 31,
                                                                                    -----------------------------------------
                                                                                     1996            1995             1994
                                                                                    ------          -------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................................           $2,337          $ 2,072        $   1,486
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization.........................................            1,056              626              449
   Accretion of discount on securities, net..............................            (241)              (69)             (19)
   Accretion of discount on debentures...................................               12               13               13
   Realization of discount on securities sold............................                3               21               22
   Loss (gain) on sale of securities, net................................             (51)             (209)              84
   Provision for possible loan losses....................................              440              375              172
   Deferred income tax provision (benefit)...............................            (267)              135              (65)
   (Increase) decrease in accrued interest receivable....................               71             (481)            (533)
   (Increase) decrease in other assets...................................              107           (1,998)            (170)
   Increase (decrease) in accrued interest and other liabilities.........              104            1,560              466
                                                                                    ------          -------        ---------
                     Net cash provided by operating activities...........            3,571           2,045             1,905
                                                                                    ------          -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale securities -
     Purchases...........................................................          (18,962)         (18,670)         (24,694)
     Sales...............................................................            5,472           16,619           13,061
     Maturities..........................................................            9,004            2,550                -
   Held-to-maturity securities -
     Purchases...........................................................          (23,089)         (10,225)         (13,367)
     Maturities..........................................................           21,812            1,415            8,569
  Net decrease in interest-bearing deposits with banks...................           (3,333)           1,220            5,710
  Net (increase) decrease in loans.......................................           (5,920)          (4,668)         (10,062)
   Capital expenditures..................................................             (824)          (1,994)            (779)
   Decrease in other real estate.........................................              236              280              453
                                                                                    ------          -------        ---------
                    Net cash used in investing activities................          (15,604)         (13,473)         (21,109)
                                                                                    ------          -------        ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts......................................              476           28,668           14,437
   Increase in securities sold under agreement to repurchase.............            1,403               57            1,950
   Increase in federal funds purchased...................................                -                -                -
   Dividends paid........................................................             (533)            (415)            (245)
   Proceeds from exercise of stock options...............................              102               93              101
   Purchases of treasury stock...........................................             (188)               -                -
   Conversion of redeemable subordinated debentures......................                -                -                -
   Cash acquired from purchase business combination......................                -            4,045                -
   Other, net............................................................               21              (26)              (3)
                                                                                    ------          -------        ---------
                       Net cash provided by financing activities.........            1,281           32,422           16,240
                                                                                    ------          -------        ---------
                       Net increase (decrease) in cash and cash equivalents        (10,752)          20,994           (2,964)
CASH AND CASH EQUIVALENTS, beginning of period ..........................           29,046            8,052           11,016
                                                                                    ------          -------        ---------

CASH AND CASH EQUIVALENTS, end of period.................................          $18,294          $29,046       $   8,052
                                                                                   =======          =======       =========


The accompanying notes to consolidated financial statements are an integral part of these statements

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company, through its subsidiary banks, Great Falls Bank (GFB) and Bergen Commercial Bank (BCB) (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through eight full service offices located in Bergen and Passaic counties, New Jersey. Great Falls Investment Company, Inc. is a wholly-owned subsidiary of GFB, and BCB Investment Company, Inc. is a wholly-owned subsidiary of BCB. The primary business of these subsidiaries is to own and manage the investment portfolios of their respective parent banks. In 1996, the Company changed its name to Greater Community Bancorp from Great Falls Bancorp to reflect the expanded embraced range of businesses under its umbrella.

           In October 1996, the Company formed Greater Community Financial, L.L.C. ("Greater Community Financial"), a New Jersey limited liability company located in Clifton, New Jersey. The Company is a registered broker-dealer. At December 31, 1996, Greater Community Financial had assets of $313,000 and member capital of $311,000.

           The Bank  Subsidiaries  compete  with  other  banking  and  financial institutions in their primary market communities, including financial institutions with resources substantially greater than their own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and for types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more of the services they render.

           The Company and the Bank Subsidiaries are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank Subsidiaries' businesses are particularly susceptible to being affected by state and federal legislation and regulations.

Basis of financial presentation
-------------------------------

           The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments
---------------------

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

INVESTMENT SECURITIES

           The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Investment securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company does not engage in securities trading. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

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

           The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in this standard. As a result, no additional allowance for loan losses was required on January 1, 1995 when SFAS No. 114, as amended by SFAS No. 118 was adopted.

           On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS No. 122 did not have a material impact on the Company's consolidated financial position or results of operations.

           The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

PREMISES AND EQUIPMENT

           Premises  and   equipment   are  stated  at  cost  less   accumulated
depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

           On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the Company's consolidated financial position or results of operations.

OTHER REAL ESTATE

           Other real estate owned, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or the fair value less estimated disposal costs, of the acquired property.

INTANGIBLE ASSETS

           Intangible assets represent the excess of the cost over the fair value of net assets of acquired businesses. Intangible assets at December 31, 1996 and 1995, were approximately $566,000 and $676,000, respectively and are being charged to operations on a straight line basis over a seven-year period which coincides with the average life of the assets acquired. The amortization charged to income was $111,000, $191,000 and $110,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

MORTGAGES HELD FOR SALE

           Mortgages held for sale are recorded at cost which approximate market. Gains or losses on such sales are recognized at the time of sale in an amount equal to the present value of the difference between the effective interest rate to the Bank Subsidiaries and the net yield to the investor, excluding normal future loan servicing fees, over the estimated remaining lives of the loans sold, adjusted for prepayments. Included in loans in the accompanying consolidated financial statements are $0 and $228,000 of loans held for sale at December 31, 1996 and 1995, respectively.

FEDERAL INCOME TAXES

           The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for possible losses on loans, interest on non-accrual loans and acquired net operating loss carryforwards. The Company and its subsidiaries file a consolidated Federal income tax return.

DIVIDEND RESTRICTIONS

           New Jersey state law permits the payment of dividends from subsidiary banks to their parent company(ies) provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or, provided payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 1996 and 1995, GFB had $6.5 million and $5.9 million and BCB had $1.6 million and $1.4 million of funds available for the payment of dividends to their parent Company, respectively.

STATEMENTS OF CASH FLOWS

           Cash and cash equivalents are defined as cash on hand, non-interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $991,000, $1.0 million and $744,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Cash paid for interest was $7.3 million, $5.6 million and $3.3 million for the years ended December 31, 1996, 1995, and 1994, respectively.

Advertising Costs

           The  Company  expenses  advertising  costs as  incurred.  Advertising
expenses  for  the  years  ended   December  31,  1996,   1995,  and  1994  were
approximately $143,000, $106,000, and $188,000, respectively.

Stock Options

           The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

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

           The previously reported net income per share has been corrected to reflect the dilutive effect of certain common stock equivalents. As a result, the previously reported net income per share of $1.11 has been changed to $.97.

RECLASSIFICATIONS

           Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996.

NOTE 2  ACQUISITIONS

           On December 31, 1995, the Company acquired BCB by an exchange of stock. Each share of BCB common stock outstanding was exchanged for 1.7 shares of the Company's common stock, resulting in the issuance of 629,298 shares. The acquisition was accounted for as a pooling of interest basis and all prior periods have been restated to reflect the combination as follows:

                                  1995                1994
                                -------             --------
Net interest income             $ 7,110             $ 4,554
BCB ...............               3,773               3,214
                                -------             -------
                                $10,883             $ 7,768
                                =======             =======

Net income ........             $ 1,533             $   966
BCB ...............                 539                 520
                                -------             -------
                                $ 2,072             $ 1,486
                                =======             =======


           On April 7, 1995,  the Company  completed the  acquisition  of Family
First Federal Savings Bank ("Family First") of Clifton, New Jersey. Under the terms of the agreement, the Company issued 172,310 shares of its common stock at a cost of $1.8 million in exchange for the common stock of Family First. The merger was accounted for using the purchase method of accounting. The purchase price exceeded the fair market value of net assets acquired by approximately $734,000, which is reflected as goodwill, included in intangible and other assets in the accompanying consolidated balance sheet. The unamortized balance at December 31, 1996 and 1995 was $566,000 and $675,000, respectively.

           The pro forma results of operations, assuming Family First had been acquired as of January 1, 1994, are as follows:


                                   1995               1994
                                -------             --------

Net interest income             $11,372             $ 9,905
Net income ........               2,079               1,102

NOTE 3 SECURITIES

           The amortized cost, unrealized gains and losses, and estimated market
value   of  the   Company's   investment   securities   available-for-sale   and
held-to-maturity are as follows:


                                                            For the Years Ended December 31,
                             --------------------------------------------------------------------------------------------
                                                  1996                                            1995
                             ---------------------------------------------- ---------------------------------------------

                                            Gross        Gross       Fair                 Gross        Gross      Fair
                              Amortized   Unrealized   Unrealized   Market   Amortized  Unrealized   Unrealized   Market
                                 Cost        Gain       Losses       Value      Cost      Gain        Losses      Value
                              ----------  ----------  ----------- --------- ----------- -----------  ---------- --------
Available-for-sale

U.S. Treasury securities and
   U.S. Government agencies    $ 36,673   $    213    $    (25)   $ 36,861    $36,812   $  1,001    $  ( 8)     $ 37,805


State and political
   subdivisions ............      1,006         --          --       1,006         --         --          --          --


Other debt and equity
   securities ..............      6,192        215          --       6,407      2,524         --         (17)      2,507


Mortgage-backed securities .      7,879         98          --       7,977      7,577         19         (73)      7,523
                               --------   --------    --------    --------   --------   --------    --------    --------


                               $ 51,750   $    526    $    (25)   $ 52,251   $ 46,913   $  1,020    $    (98)   $ 47,835
                               ========   ========    ========    ========   ========   ========    ========    ========


Held-to-maturity

U.S. Treasury securities and
   U.S. Government agencies    $ 18,996   $    135    $   (529)   $ 18,602   $ 32,774   $    325    $   (420)   $ 32,679

State and political
   subdivisions ............        393         --          (3)        390        613          2          --         615

Mortgage-backed securities .     18,039         19         (80)     17,978      2,764          7          (4)      2,767
                               --------   --------    --------    --------   --------   --------    --------    --------

                               $ 37,428   $    154    $   (612)   $ 36,970   $ 36,151   $    334    $   (424)   $ 36,061
                               ========   ========    ========    ========   ========   ========    ========    ========

           In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the FASB allowed a one-time reassessment of the classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one-time reassessment to reclassify $6.2 million in U.S. Treasury securities from held-to-maturity to available-for-sale. In connection with this reclassification, gross unrealized gains of $30,000 and gross unrealized losses of $12,000 were recorded on available-for-sale securities.

           The amortized cost and estimated market value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 December 31, 1996
                                                          ------------------------------------
                                                          Amortized               Fair Market
                                                             Cost                    Value
                                                          ------------           -------------


Available-for-sale

Due in one year or less............................         $ 11,602                $ 11,656

Due after one year through five years..............           24,360                  24,487

Due after five years through ten years.............            1,393                   1,403

Due after ten years................................              324                     321

Mortgage-backed and equity securities..............           14,071                  14,384
                                                            --------                 -------

                                                            $ 51,750                $ 52,251
                                                             =======                 =======

Held-to-maturity

Due in one year or less............................         $  3,198                $  3,198

Due after one year through five years..............           13,822                  13,748

Due after five years through ten years.............            1,369                   1,407

Due after ten years................................            1,000                     640

Mortgage-backed securities.........................           18,039                  17,977
                                                             -------                 -------

                                                            $ 37,428                $ 36,970
                                                             =======                 =======



           Proceeds from sales of available-for-sale securities for the years ended December 31, 1996, 1995 and 1994 were $5.5 million, and $16.6 million, and $13.1 million, respectively. Gross gains of $51,000 and $209,000 were realized on these sales for the years ended December 31, 1996 and 1995, respectively. Gross losses of $84,000 were realized on these sales for the year ended December 31, 1994.

           Securities with a carrying value of $13.7 million and $17.6 million at December 31, 1996, and 1995, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.


NOTE 4  LOANS

           Major classifications of Loans are as follows:

                                                                               ------------------------------
                                                                                 1996                 1995
                                                                               ---------            ---------



Loans secured by one-to four-family residential properties................     $ 43,100              $ 43,328

Loans secured by nonresidential properties................................       58,106                51,133

Loans to individuals......................................................        9,997                 8,661

Loans to depository institutions..........................................            -                 4,600

Commercial loans..........................................................       14,106                14,823

Construction loans........................................................        5,534                 4,292

Other loans...............................................................        6,567                 4,905
                                                                                -------               -------

                                                                               $137,410              $131,742
                                                                                =======               =======


           The following table presents information related to loans which are on a non-accrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                                December 31,
                                                                          --------------------------
                                                                            1996              1995
                                                                          --------          --------



Nonaccrual loans....................................................       $1,033            $1,422

Renegotiated loans..................................................          726               517
                                                                            -----             -----

  Total non-performing loans........................................       $1,759            $1,939
                                                                            =====             =====

Loans 90 days or more past due and still accruing...................       $  876            $1,125
                                                                            =====             =====

Gross interest income which would have
   been recorded under original terms...............................       $  286            $  135
                                                                            =====             =====



           The balance of impaired loans was $711,000 and $1.5 million at December 31, 1996 and 1995, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $316,000 and $588,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans was $1.1 million and $1.5 million at December 31, 1996 and 1995, respectively. The income recognized on impaired loans for the years ended December 31, 1996 and 1995, was $0 and $59,000, respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank Subsidiaries. If these factors do not exist the Banks, will not recognize income.

           The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1996, loans outstanding to these related parties amounted to $6.6 million. An analysis of activity in loans to related parties at December 31, 1996, resulted in new loans of $3.2 million and repayments of $1.5 million. All such loans are current as to principal and interest payments at December 31, 1996.


NOTE 5  ALLOWANCE FOR POSSIBLE LOAN LOSSES

           An analysis of the allowance for possible loan losses is as follows:


                                                                 Year ended December 31,
                                                   ----------------------------------------------
                                                       1996              1995            1994
                                                   -----------        ----------     ------------



Balance at beginning of year...................       $ 2,332           $ 1,824          $1,771

Acquired businesses............................            (9)            1,039               -

Provision charged to operations................           440               414             172

Charge-offs....................................          (365)           (1,035)           (264)

Recoveries.....................................           142                90             145
                                                       ------           -------          ------

Balance at end of year.........................       $ 2,540           $ 2,332          $1,824
                                                       ======            ======           =====

NOTE 6  PREMISES AND EQUIPMENT

           Premises and equipment consist of the following:

                                                                              December 31,
                                                                    --------------------------------
                                                 Estimated
                                                 Useful Lives            1996              1995
                                                 ------------       -------------       ------------



Land.........................................                           $   124           $   124

Buildings and improvements...................    5 to 20 years              481             1,489

Furniture, fixtures and equipment............    3 to 10 years            3,327             2,937

Leasehold improvements.......................    3 to 40 years            1,982               403
                                                                         ------            ------

                                                                          5,914             4,953

Less accumulated depreciation and
amortization.................................                             2,711             1,871
                                                                         ------            ------

                                                                        $ 3,203           $ 3,082
                                                                         ======            ======



NOTE 7  DEPOSITS

           At December 31, 1996, the schedule of maturities of Certificates of Deposit is as follows:



1997...................................................         $72,666

1998...................................................           5,582

1999...................................................           2,230

2000...................................................             988

2001 and thereafter....................................             388
                                                                -------

                                                                $81,854
                                                                =======


NOTE 8  DEBT

Federal Home Loan Bank Advances

           The Company has a line of credit for $15.9 million with the Federal Home Loan Bank (FHLB) which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1996 and 1995, there were no outstanding balances.

Redeemable Subordinated Debentures And Cancellable Mandatory Stock Purchase Contracts

           The Company issued $5.0 million of 8.5% Redeemable Subordinated Debentures ("Debentures") due November 1, 1998, interest payable quarterly. In addition to the Debentures, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $5.0 million in common stock at a price of $9.77 (as adjusted for stock dividends) per share no later than November 1, 1997, and permitting the purchase of common stock in that amount prior to that date. The purchase price under the Equity Contracts can be paid by the surrender of the Debentures with a principal amount equal to the amount of the common stock to be purchased. The Debentures are redeemable and the Equity Contracts are cancellable at the election of the Company upon 60 days written notice. At December 31, 1996, 511,770 shares of common stock were reserved for future issuance pursuant to the outstanding Equity Contracts.


NOTE 9 INCOME TAXES

           The provision for income taxes was as follows:


                                Year Ended December 31,
                    --------------------------------------------
                       1996             1995             1994
                    -----------      ----------       ----------



Federal

   Current           $ 1,452           $   872          $   796

   Deferred             (267)              135              (65)

State .....              127               167              109
                     -------           -------          -------

                     $ 1,312           $ 1,174          $   840
                     =======           =======          =======

           The reconciliation of the tax computed at the statutory federal rate was as follows:


                                                Year Ended December 31,
                                             ------------------------------
                                               1996       1995       1994
                                             ---------- ---------- --------



Tax at statutory rate .....................   $ 1,241    $ 1,104    $   791

Increase (reduction) in tax resulting from:

   Tax-exempt income ......................       (22)       (24)        (8)

   Amortization of intangible assets ......        37         51         24

State income tax, net of federal benefit ..        84        110         72

   Acquisition expenses ...................        --         58         --

   Utilization of capital loss carryforward        --        (99)        --

Other .....................................       (28)       (26)       (39)
                                              -------    -------    -------

   Provision for income taxes .............   $ 1,312    $ 1,174    $   840
                                              =======    =======    =======



           The net deferred tax asset consists of the following:

                                                                  December 31,
                                                               ------------------
                                                                1996       1995
                                                               -------    -------

Allowance for possible losses on loans and other real estate   $   604    $   407

Interest income on non-accrual loans .......................       237        181

Depreciation and amortization ..............................        76        (10)

Acquired net operating loss carryforward ...................       272        374

Difference between book and tax basis of assets acquired ...       370        346

Unrealized holding gain loss on investment securities
  available-for-sale .......................................      (194)      (194)

Other ......................................................       (97)      (103)
                                                               -------    -------

    Total net deferred tax asset (included in other assets)    $ 1,268    $ 1,001
                                                               =======    =======



     At December 31, 1996, the Company had a net operating loss carryforward for federal income tax purposes of approximately $1.0 million. This net operating loss carryforward originated from pre-acquisition losses at Family First. Subject to certain yearly limitations, the Company can utilize the pre-acquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 10  SHAREHOLDERS' EQUITY

           On July 31, 1996, the Company paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1996.

           In April 1996, the Company amended its articles of incorporation whereby the number of authorized shares of its common stock was increased from 4,000,000 shares to 10,000,000 shares.

           On July 31, 1995, the Company paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1995.

           On July 31, 1994, the Company paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1994.


NOTE 11  STOCK OPTIONS

           The Company adopted a non-statutory stock option plan in 1988 (the "1988 Plan") that also allows for the granting to employees of options to acquire up to a maximum of 111,304 shares (after adjustments for stock dividends) of the Company's common stock. The exercise price of any options granted under the 1988 Plan will not be less than 100% of the fair market value per share of the Company's common stock on the date such options are granted. Options granted may have terms of not more than 10 years from the respective dates of grant and outstanding options are exercisable over various periods following the respective dates of grant.

           The Company adopted a non-statutory stock option plan in 1993 (the "1993 Plan") authorizing the granting of options to purchase shares of the Company's common stock to individuals who were then directors of GFB. All options authorized by the 1993 Plan were granted during 1993 and no further options are available for grant under that plan. At December 31, 1996, options to purchase a total of 3,663 shares were outstanding and expired on December 31, 1996.

           The Company adopted a non-statutory stock option plan in 1994 (the "1995 Plan") allowing for the Company's Board of Directors to grant, to the individuals who were directors of GFB at that time, options to purchase a total of 32,670 shares of the Company's common stock. At December 31, 1996, options to purchase a total of 30,250 shares were outstanding and will expire if not exercised by December 31, 1997.

           The Company adopted two additional stock option plans in 1996. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. Effective with the approval of the 1996 Employee Plan, the 1988 Plan was terminated. A total of 220,000 shares are authorized to be granted under the 1996 Employee Plan. During 1996, options to acquire 112,200 shares were granted under this plan. The 1996 Stock Option Plan for Non-employee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to non-employee directors of the corporation's bank subsidiaries. A total of 104,500 shares are authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 104,500 shares were granted under this plan.

           Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of (SFAS
123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                       1996         1995
                                                                     --------     --------



Net income........................................  As reported       $2,337      $2,072

                                                    Pro forma         $2,300      $2,068

Primary earnings per share........................  As reported       $  .97       $1.04

                                                    Proforma          $  .95       $1.04



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

           A summary of the status of the Company's option plans as of December 31, 1996, 1995, and 1994 and the changes during the years ending on those dates is represented below:

                                                     1996                        1995                   1994
                                             -----------------------     -----------------------       -------



                                                           Weighted                    Weighted
                                                           Average                     Average
                                                           Exercise                    Exercise
                                              Shares         Price       Shares          Price          Shares
                                              ------       --------      ------        ---------        ------



Outstanding, beginning of year...........      97,071       $  8.95       77,878         $ 8.39         75,237

Granted..................................     216,700         16.90       32,670          10.33         24,079

Exercised................................     (10,632)         8.86      (12,355)          8.76        (15,717)

Terminated...............................        (924)        10.33       (1,122)          7.06         (5,721)
                                            ---------         -----      ------           -----        -------

Outstanding, end of year.................     302,215        $13.71       97,071         $ 8.95         77,878
                                              =======         =====       ======          =====         ======

Options exercisable at year-end..........      32,954                     36,866
                                             ========                     ======

Weighted average fair value of
   options granted during the year.......                    $ 7.53                      $ 5.18
                                                              =====                       =====

           The following information applies to options outstanding at December 31, 1996:



Number outstanding.................................................               302,215

Range of exercise prices...........................................       $6.83 - $17.125

Weighted average exercise price....................................                $13.71

Weighted average remaining contractual life........................            8.63 years



NOTE 12  EMPLOYEE BENEFIT PLAN

           The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Company were approximately $139,000, $142,000 and $91,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


NOTE 13  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

           The Company and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2007, containing certain renewal options. Rent expenses charged to operations approximated $621,000, $530,000 and $195,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Included in these amounts is $146,000 per year which is paid to a general partnership that includes two directors of the Company.

           As of December 31, 1996, future minimum annual rental payments under these leases are as follows:


1997................................................              $   578

1998................................................                  579

1999................................................                  579

2000................................................                  560

2001................................................                  571

Thereafter..........................................                2,539
                                                                  -------

     Total...........................................             $ 5,406
                                                                  -------

LITIGATION

           The Company and its subsidiaries may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of their business. In management's judgment, the consolidated financial position of the Company will not be affected materially by the final outcome of any present legal proceedings or other contingent liabilities and commitments.


NOTE 14 - FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

           The Bank Subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank Subsidiaries have in particular classes of financial instruments.

           The Bank Subsidiaries' exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank Subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

           Unless  noted  otherwise,   the  Bank  Subsidiaries  do  not  require
collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                        December 31,
                                                                                   -----------------------
                                                                                     1996          1995
                                                                                   ----------    ---------



Financial instruments whose contract amounts represent credit risk

     Commitments to extend credit.............................................       $22,100       $22,652

     Standby letters of credit and  financial guarantees written..............         1,144         1,908



           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank Subsidiaries upon extension of credit, is based on management's credit evaluation.

           Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1996 varies up to 100%.

           The Bank Subsidiaries grant various commercial and consumer loans, primarily within the State of New Jersey. Although the Bank Subsidiaries have diversified loan portfolios, a substantial portion of the ability of their borrowers to honor their loan payment obligations in a timely fashion is dependent on the success of the real estate industry. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 15  FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

           Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1996 and 1995 are outlined below.

           For cash and due from banks, the recorded book values of $18.3 million and $29.0 million at December 31, 1996 and 1995, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $4.5 million and $1.1 million at December 31, 1996 and 1995, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

           The net loan portfolio at December 31, 1996 and 1995, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

                                                                   1996                         1995
                                                       ---------------------------   ------------------------
                                                         Carrying       Estimated     Carrying     Estimated
                                                          amount       fair value      amount      fair value
                                                       -----------     ----------    ---------    -----------



Investment securities available-for-sale..........       $  52,251       $52,251      $ 47,835      $  47,835

Investment securities  held-to-maturity...........          37,428        36,970        36,151         36,061

Loans.............................................         137,127       137,257       132,440        132,563



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


                                                                  Carrying         Estimated       Carrying         Estimated
                                                                   Amount         Fair Value        Amount         Fair Value
                                                                 ---------       -----------       --------       -----------



Time deposits............................................          $81,854         $82,540         $ 91,263        $ 91,648

Securities sold under agreements to repurchase...........            4,159           4,159            2,756           2,759




           The fair values of the redeemable subordinated debentures totaling $5.0 million and $5.0 million are estimated to approximate their recorded book balances at December 31, 1996 and 1995, respectively.

           There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totaled approximately $22.1 million and $24.6 million at December 31, 1996 and 1995, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.


NOTE 16 REGULATORY MATTERS AND CAPITAL REQUIREMENTS

           The Company and the Bank Subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies including the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

           Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets. As of December 31, 1996, management believes that the Company and the Bank Subsidiaries meet all capital adequacy requirements to which they are subject.

           As of December 31, 1996, the Company and the Bank Subsidiaries met all regulatory requirements for classification as "well-capitalized" institutions. To be categorized as well capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events which have occurred that management believes have changed the institution's category.

           The Bank Subsidiaries and the Company had the following capital ratios:


                                                                       Bergen                   Greater            Well Capitalized
                                         Great Falls Bank          Commercial Bank         Community Bancorp     (FDIC requirements)
                                    ----------------------    ---------------------    ----------------------    -------------------

                                           December 31,             December 31,            December 31,
                                    ---------------------     --------------------     ---------------------
                                      1996         1995         1996        1995         1996          1995
                                    --------     --------     --------    --------     --------      ------



Tier 1 and Tier 2...............      13.21%       14.71%       14.17%      13.68%       16.89%        16.77%        10.00%
Tier 1 Core Capital Ratio.......       6.83%        6.79%        9.04%      12.66%        7.97%         7.27%         6.00%
Tier 1 Leverage Ratio...........       6.78%        7.90%        9.32%       9.11%        8.12%         8.28%         5.00%


NOTE 17  CONDENSED FINANCIAL
INFORMATION - PARENT  COMPANY ONLY

           The condensed financial information of Greater Community Bancorp is as follows:

CONDENSED BALANCE SHEET

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     1996             1995
                                                                                 -----------       ----------

ASSETS:

   Cash and due from banks - non-interest-bearing..........................       $     627          $     632

   Investment securities available-for-sale................................           5,766              4,800

   Accrued interest receivable.............................................              29                 63

   Investment in subsidiaries..............................................          19,844             19,168

   Other assets............................................................              92                178
                                                                                  ---------            -------

            Total assets...................................................        $ 26,358            $24,841
                                                                                  =========            =======



LIABILITIES AND SHAREHOLDERS' EQUITY:

   Redeemable subordinated debentures......................................       $   4,988            $ 4,976

   Other liabilities.......................................................             309                270

   Shareholders' equity....................................................          21,061             19,595
                                                                                  ---------            -------

            Total liabilities and shareholders' equity.....................       $  26,358            $24,841
                                                                                  =========            =======


CONDENSED STATEMENTS OF INCOME

                                                                                 Year Ended December 31,
                                                                       ------------------------------------------
                                                                         1996             1995             1994
                                                                        --------        --------         --------
Income

Equity in undistributed  income of Bank Subsidiaries.................    $   712         $2,069           $1,646

Dividends from Bank Subsidiaries.....................................      1,858              -                -

Interest income......................................................        234            342              244

Non-interest income..................................................        (9)            291                -
                                                                         ------          ------           ------

                                                                           2,795          2,702            1,890

Other expenses.......................................................        656            735              528
                                                                          ------         ------           ------

     Income before income taxes......................................      2,139          1,967            1,362

Income tax benefit...................................................        198            105              124
                                                                         -------        -------          -------

       Net income....................................................     $ 2,337        $2,072          $ 1,486
                                                                          =======       =======          =======

                                      F-26

CONDENSED STATEMENT OF CASH FLOWS

                                                                                                    December 31,
                                                                                    -----------------------------------------
                                                                                      1996              1995           1994
                                                                                    --------           -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................................          $2,337           $ 2,072      $   1,486
 Adjustments to reconcile net income to cash
 (used in)  provided by operating activities:
   Discount accretion.......................................................              25                22             22
   (Gain) loss on sale of investment securities available-for-sale..........              (9)             (291)            13
   (Increase) decrease  in other assets.....................................              87               169           (252)
   (Increase) decrease in accrued interest payable..........................              34                 3            (56)
   (Decrease) increase in other liabilities.................................              39               156           ( 27)
   Equity in undistributed income of subsidiaries...........................            (712)           (2,069)        (1,646)
                                                                                      -----            ------         ------

              Net cash provided by (used in)  operating activities..........           1,801                62           (460)
                                                                                    --------          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities, available-for-sale.........           2,193               509            680
   Proceeds from maturities of investment securities, available-for-sale....          (3,301)                -         (4,345)
                                                                                    --------          --------       --------
              Net cash used in investing activities.........................          (1,108)              509         (3,665)
                                                                                    --------          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options..................................             102                93             87
   Dividends paid...........................................................            (533)             (269)          (134)
   Purchase of treasury stock...............................................            (188)                -              -
   Other, net...............................................................             (79)              (30)           (23)
                                                                                    --------          --------       --------
                       Net cash provided by financing activities............            (698)             (206)           (70)
                                                                                    --------          --------       --------
                       Net increase (decrease) in cash and cash equivalents.              (5)              365         (4,195)

CASH AND CASH EQUIVALENTS, beginning of year................................             632               267          4,462
                                                                                    --------          --------       --------
CASH AND CASH EQUIVALENTS, end of year......................................        $    627          $    632       $    267
                                                                                    --------          --------       --------


NOTE 18 - QUARTERLY
FINANCIAL DATA (UNAUDITED)

           The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.


                                                                                            Three months ended
                                                                       ----------------------------------------------------------
                                                                       December 31   September 30        June 30       March 31
                                                                       ------------     -------------   ---------     -----------
1996
----
  Interest income.............................................          $ 4,789        $  4,771         $  4,610        $  4,523
  Interest expense............................................            1,794           1,844            1,748           1,769
  Net interest income.........................................            2,995           2,927            2,862           2,754
  Provision for credit losses.................................              150             110               90              90
  Other operating income......................................              470             465              248             746
  Other operating expenses....................................            2,049           2,560            2,204           2,650
  Income before income taxes..................................            1,267             722              816             760
  Net income..................................................              856             477              522             482

  Per share data
  --------------
  Average common shares outstanding...........................            2,337           2,337            2,200           2,095
  Net income per common share - primary.......................              .28             .18              .28             .23

1995
----
  Interest income.............................................          $ 4,895        $  4,739          $ 4,497         $ 3,302
  Interest expense............................................            1,931           1,735            1,738           1,146
  Net interest income.........................................            2,964           3,004            2,759           2,156
  Provision for credit losses.................................              119             134               96              65
  Other operating income......................................            1,034             264              597             282
  Other operating expenses....................................            3,010           2,296            2,334           1,760
  Income before income taxes..................................              869             838              926             613
  Net income..................................................              733             317              633             389

  Per share data
  --------------
  Average common shares outstanding...........................            2,065           2,054            2,038           1,679
  Net income per common share - primary.......................              .35             .25              .23             .23


Report Of Independent
Certified Public Accountants



To the Board of Directors
and Shareholders of
Greater Community Bancorp

We have audited the accompanying consolidated balance sheet of Greater Community Bancorp (formally Great Falls Bancorp) and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We also audited the adjustments to share and earnings per share data for 1995 and 1994 due to the 10% stock dividend declared in 1996 as discussed in Note 10 and the restatement of the stock option information in 1995, as discussed in Note 11. In our opinion such adjustments are appropriate and have been properly applied.

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



/s/Grant Thornton, LLP
GRANT THORNTON, LLP


Philadelphia, Pennsylvania
January 15, 1997 (except for Note 1, as to which the date is April 29, 1997)

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



/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Roseland, New Jersey
January 16, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GREATER COMMUNITY BANCORP


Dated:  May 8, 1997                       By:/s/George E. Irwin
                                             ---------------------------------
                                             George E. Irwin, President
                                             (Duly Authorized Representative)