Form 10QSB
period 1997-06-30
GREATER COMMUNITY BANCORP
filed 1997-08-11
CIK 773845

             U.S. Securities and Exchange Commission
                    Washington, D.C. 20549


                         Form 10-QSB


  (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 1997

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

                          (973) 942-1111
                 (Issuer's telephone number)


    Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
      past 90 days.  YES     X        NO



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 2,081,447 shares at August 8, 1996.


    Transition Small Business Disclosure Format (check one);
    Yes               No     X

              GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                            INDEX


                                                         PAGE

  PART  I  -  FINANCIAL INFORMATION


    Item  1  -  Financial Statements


      Condensed Consolidated Balance Sheet
         June 30, 1997 (unaudited) and December 31, 1996 . . . . 3


      Condensed Consolidated Statements of Income
         Three and Six months ended
         June 30, 1997 and 1996 (unaudited). . . . . . . . . . . 4


      Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1997 and 1996 (unaudited). . .5


      Notes to Consolidated Financial Statements(unaudited). . . 6


  Item  2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . 8



  PART  II  -  OTHER INFORMATION

  Items  1  through  6 . . . . . . . . . . . . . . . . . . . . . 16



  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

          GREATER COMMUNITY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except share data)

                                                   June 30,      December 31,
                                                     1997           1996
  ASSETS                                          Unaudited
  CASH AND DUE FROM BANKS-Non-interest-bearing     $ 16,568        $ 11,994
  FEDERAL FUNDS SOLD                                  2,705           6,300
            Total cash and cash equivalents          19,273          18,294
  DUE FROM BANKS - Interest-bearing                   4,447           4,481
  SECURITIES:
     Available-for-sale                              66,667          52,251
     Held-to-maturity                                38,540          37,428
                                                    105,207          89,679
LOANS                                               149,648         137,410
   Less - Allowance for possible loan losses          2,678           2,540
          Unearned income                               345             283
                                                    146,625         134,587
  PREMISES AND EQUIPMENT, net                         2,976           3,203
  OTHER REAL ESTATE OWNED                               510           1,834
  ACCRUED INTEREST RECEIVABLE                         2,165           1,906
  INTANGIBLE AND OTHER ASSETS                         3,993           2,522
            Total assets                           $285,196        $256,506

  LIABILITIES AND SHAREHOLDERS' EQUITY
  DEPOSITS:
     Non-interest-bearing                            56,548         $59,588
     Interest-bearing                                46,402          55,882
     Savings                                         27,477          25,918
     Time                                            90,413          81,854
            Total deposits                          220,840         223,242
  ACCRUED INTEREST                                    1,935           1,466
  OTHER LIABILITIES                                   1,846           1,590
  REPURCHASE AGREEMENTS                               6,302           4,159
  FEDERAL FUNDS PURCHASED                             3,700               -
  REDEEMABLE SUBORDINATED DEBENTURES                  4,870           4,988
  GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE
   COMPANY'S SUBORDINATED DEBT                       23,000               -
            Total Liabilities                       262,493         235,445
  SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
      1,000,000 shares authorized, none outstanding       -               -
    Common Stock, par value $1 per share:
      10,000,000 shares authorized, 2,081,447
        and 1,891,733 shares outstanding              2,081           1,892
    Additional paid-in capital                       19,687          17,841
    Retained earnings                                     -           1,209
    Unrealized holding gains on
       securities available-for-sale                    935             307
   Treasury stock                                         -            (188)
     Total shareholders' equity                      22,703          21,061
      Total liabilities and shareholders' equity    285,196        $256,506

         (See notes to Condensed Consolidated Financial statements)

               GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share data)
                              (Unaudited)
                                           Three Months        Six Months
                                           Ended June 30,    Ended June 30,

                                              1997   1996      1997    1996
INTEREST INCOME
 Loans, including fees                      $3,337 $3,137    $6,537  $6,165
 Securities                                  1,451  1,362     2,885   2,716
 Federal Funds sold and deposits with banks    206    108       335     249
        Total interest income                4,994  4,607     9,757   9,130

INTEREST EXPENSE
    Deposits                                 1,604  1,557     3,152   3,173
    Short-term borrowings                      174    189       322     342
    Long-term borrowings                       365      -       475       -
       Total interest expense                2,143  1,746     3,949   3,515

NET INTEREST INCOME                          2,851  2,861     5,808   5,615

PROVISION FOR POSSIBLE LOAN LOSSES             160     90       275     180
       Net interest income after
        provision for possible loan losses   2,691  2,771     5,533   5,435

OTHER INCOME                                   684    248     1,133     994
                                             3,375  3,020     6,666   6,429

OTHER EXPENSES
   Salaries and employee benefits            1,131  1,030     2,251   2,130
   Occupancy and equipment                     495    477       981   1,007
   Regulatory, professional and other fees     186    209       370     413
   Office expense                              148    130       292     247
   All other operating expenses                431    358       819   1,057
       Total other expenses                  2,391  2,204     4,713   4,854

       Income before income taxes and
          Minority interest                    984    815     1,953   1,575

PROVISION FOR INCOME TAXES                     358    293       728     571

       Income before minority interest         626    522     1,225   1,004

MINORITY INTEREST                             (16)      -        50       -

NET INCOME                                    $610   $522    $1,275  $1,004

WEIGHTED AVERAGE SHARES OUTSTANDING          2,529  2,420     2,533   2,420

NET INCOME PER SHARE                         $0.24  $0.22     $0.49   $0.43


       (See notes to Condensed Consolidated Financial Statements)

             GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                             (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                             1997     1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $ 1,275  $ 1,004
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                513      559
  Accretion of discount on securities, net                     (16)     (71)
  Accretion of discount on debentures                            7      (49)
  Gain on sale of securities, net                              (50)       -
  Gain on sale of other real estate owned                      (87)       -
  Provision for possible loan losses                           275      180
  (Increase) decrease in accrued interest receivable          (259)    (128)
  Increase in other assets                                  (1,471)    (218)
  Increase (decrease) accrued expenses and other liabilities   725      (70)
         Net cash provided by operating activities             912    1,207
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                             (25,330)  (8,409)
     Sales                                                   3,744    6,162
     Maturities                                              8,008        -
   Held-to-maturity securities -
     Purchases                                              (2,616) (13,771)
     Maturities                                              1,505   10,124
   Net decrease in interest-bearing deposits with banks         34     (816)
   Net increase in loans                                   (12,313)  (6,836)
   Purchase of premises and equipment                         (286)    (586)
   Proceeds from sale of other real estate owned             1,411        -
          Net cash used in investing activities            (25,843) (14,132)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposit accounts              (2,402)  (3,563)
   Increase in federal funds purchased                       3,700        -
   Increase in repurchase agreements                         2,143    6,705
   Redeemable subordinated debentures                         (118)       -
   Proceeds from sale of preferred securities               23,000        -
   Dividends paid                                             (318)    (988)
   Proceeds from exercise of stock options                      51       29
   Purchase of treasury stock                                 (155)       -
   Other, net                                                    9        5
          Net cash provided by financing activities         25,910    2,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           979  (10,737)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              18,294    29,046

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $19,273   $18,309


        (See notes to Condensed Consolidated Financial Statements)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

   In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at June 30, 1997 and the consolidated results of operations and cash flows for three and six months ended June 30, 1997 and 1996. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1996.

  Dividend

  During June 1997, the Corporation's Board of Directors declared a 10% stock dividend followed by a cash dividend of 8 cents ($.08) per share, both of which are payable on July 31, 1997 to shareholders of record July 15, 1997. As a result of the declaration of the stock dividend, the number of the Corporation's outstanding shares as of June 30, 1997 increased to 2,081,447. The financial information in this report has been adjusted to reflect the dividends as of June 30, 1997.

  EARNINGS PER SHARE COMPUTATION

  The Corporation's reported earnings per share of $0.24 and $0.22 per share for the three-month periods ended June 30, 1997 and 1996, respectively, and the reported earnings per share of $0.49 and $0.43 per share for the six-month periods ended on such date, all take into consideration the dilutive effects of the Corporation's outstanding common stock equivalents, namely stock options and mandatory stock purchase contracts.

  The dilution results from the calculation of adjustments to both the number of weighted average shares outstanding and the Corporation's net income for the three- and six-month periods ended June 30, 1997 and 1996.

  NEW ACCOUNTING PRONOUNCEMENT

  The Financial Accounting Standard Board ("FASB") has issued a Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard will eliminate "primary" and "fully diluted" EPS and instead will require presentation of "basic" and "diluted EPS" in conjunction with the disclosure of the methodology used in computing such EPS. "Basic EPS" excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. "Diluted EPS" takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

  The adoption of this new standard is not expected to have a material impact on the disclosure of EPS. The effect upon the Corporation's of adopting this new standard has not been determined.


  GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBT

  In April 1997, the Corporation formed a wholly-owned non-banking subsidiary GCB Capital Trust (the "Trust"). The Trust was created under the Business Trust Act of Delaware for the sole purpose of issuing and selling Preferred Securities and common securities and using proceeds from the sale of the Preferred Securities and Common Securities to acquire Junior Subordinated Debentures (the "Debentures") issued by the Corporation. Accordingly, the Junior Subordinated Debentures will be the sole assets of the Trust and payments under the Junior Subordinated Debentures will be the sole revenue of the Trust. All of the Common Securities are owned by the Corporation.

  The Corporation's obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. Although the subordinated debentures will be treated as debt of the Corporation, they currently qualify for tier 1 capital treatment. The securities have no maturity date and are callable by the Corporation on or about June 1, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in year 2027.

  On May 21, 1997, the Corporation through the Trust sold 920,000 Preferred Securities at a liquidation amount of $25 per Preferred Security for an aggregate amount of $23,000,000. It has a distribution rate of 10% per annum payable at the end of each calendar quarter.

              GREATER COMMUNITY BANCORP AND SUBSIDIARIES

  PART I -  FINANCIAL INFORMATION

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the Corporation's consolidated financial condition as of June 30, 1997 and the results of operations for the three- and six-month periods ended June 30, 1997 and 1996 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Corporation's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1996, and the other information herein. The consolidated statement of condition as of June 30, 1997 and the statements of operations and cash flows for the three and six months ended June 30, 1997 and 1996 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank and the term "Trust" as used herein refers to GCB Capital Trust. Data is presented for both the Corporation and the Subsidiaries unless otherwise noted. All dollar figures, except for per share data, are set forth in thousands.


  A.  Financial Condition:  June 30, 1997 and December 31, 1996

  As of June 30, 1997, the Corporation's total assets were $285.2 million, an increase of $28.7 million or 11% compared to the amount reported at December 31, 1996. This increase resulted primarily from the net proceeds of the Corporation's issuance, during the second quarter of 1997, of $23 million in debentures in connection with the Trust's offering of Preferred Securities. Cash and due from banks increased by $4.6 million or 38% whereas federal funds sold decreased by $3.6 million or 57%. The majority of the decrease in federal funds sold was offset by increases in cash and due from banks.

  Investment Securities

  Investment Securities totaled $105.2 million at June 30, 1997, an increase of $15.5 million or 17% compared to the amount reported at December 31, 1996. The increase in investment securities is a direct result of the proceeds from the sale of Preferred Securities by the Trust. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total investments, 51.6% are in U.S. Government obligations, 18.7% in U.S. Government agency obligations, 23.4% in mortgage-backed securities and the balance in municipal and other securities.

  At June 30, 1997, based on the fair market value of its available-for-sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized gain in the amount of $935, net of taxes, as a component of shareholders' equity. This was an increase of $628 from the $307 amount recorded at December 31, 1996.

  Loan Portfolio

  The Corporation's loan portfolio net of allowance for possible loan losses at June 30, 1997 totaled $146.6 million, an increase of $12.0 million or 9% compared to the amount reported at December 31, 1996. The increase in loans is primarily due to increased loan demand in both Passaic and Bergen counties.


  Other Real Estate Owned

  As of June 30, 1997, other real estate totaled $510, a decrease of $1,324 or 72% when compared to the amount reported at December 31, 1996. The decrease is primarily due to the sale of three properties owned where the Corporation recognized gains from sale of $87,000.

  Deposits

  Total deposits at June 30, 1997 were $220.8 million, a decrease of $2.4 million or 1% relative to the amount reported at December 31, 1996. Within the components of total deposits, non-interest and interest-bearing demand deposits decreased by $3.0 million or 5% and $9.4 million or 17%, respectively. This decrease was offset by increases in savings deposits and time deposits of $1.6 million or 6% and $8.6 million or 10%, respectively. Of the total deposits, time deposit accounts for 41%, savings deposits accounts for 12% and the balance of 47% in non-interests and interest-bearing demand deposits.

  Liquidity

  The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. It actively manages its liquidity position under the direction of the Subsidiary Banks' Asset and Liability Management Committees. At June 30, 1997, sources of liquidity include $19.3 million in cash and cash equivalents, and $66.7 million in securities available-for-sale.

  On May 21, 1997, the Corporation through the Trust sold 920,000 Preferred Securities at a liquidation amount of $25 per Preferred Security for an aggregate amount of $23,000,000. It has a distribution rate of 10% per annum payable at the end of each calendar quarter.

  The proceeds received by the Corporation from the Trust will be used for general corporate purposes which may include branch acquisitions of other financial institutions. Im addition, a portion of the proceeds may be contributed through investments in or advances to the Bank subsidiaries.

  Capital Adequacy and Regulatory Matters

  The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation
  (FDIC) and the New Jersey Department of Banking (Department). Such regulators have promulgated regulations which require the Corporation and the Subsidiary Banks to maintain certain capital ratios. At June 30, 1997, the Corporation and its Subsidiary Banks are "well capitalized", as defined by appropriate regulatory authority.

  The following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks at June 30, 1997:

                              Greater     Great   Bergen    "Well Capitalized"
                              Community   Falls   Comercial  (Under FDIC
                              Bancorp     Bank    Bank        Regulations)

Tier I leverage ratio            10.54%    6.87%    9.30%       5%
Tier I risk-based capital ratio  15.94%   10.96%   13.50%       6%
Tier I and Tier II risk-based
 capital ratio                   28.88%   12.22%   14.75%       10%


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

  The components of non-performing assets are delinquent loans, nonperforming assets and renegotiated loans. Each component is discussed in greater detail below. Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more delinquent, and ORE. It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial loan or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced.

  Loans are considered renegotiated if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation has renegotiated certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed.

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

                                            June 30,     December 31,
                                              1997          1996

Non-accruing loans                           $1,780        $1,033
Renegotiated loans                              803           726
     Total non-performing loans              $2,583        $1,759

Loans past due 90 days and accruing          $1,178           876
Other real estate                               510         1,834
     Total non-performing assets             $4,271        $4,469


Asset Quality Ratios
Non-performing loans to total gross loans     1.73%          1.28%
Non-performing assets to total gross loans    2.85%          3.25%
Non-performing assets to total assets         1.63%          1.74%
Allowance for possible loan losses to
     non-performing loans                   103.68%        144.40%
Allowance for possible loan losses to gross
   loans                                      1.79%          1.85%


  Of the net increase in non-accruing loans of $747 for the six months ended June 30, 1997 when compared to December 31, 1996, $566 is the addition of one loan which is guaranteed by Small Business Administration for up to 75% of its value and is further collaterized by a first mortgage. During the six months ended June 30, 1997, gross interest income of $62 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest was included on such loans during such period. The Corporation had no restructured loans during this period.


  Impaired Loans - In accordance with SFAS No. 114, the Corporation utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accruing loans where situations exist which have reduce the probability of collection in accordance with contractual terms.

  As of June 30, 1997 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                           Recorded         Valuation
                                           Investment       Allowance


  Impaired loans -
    Valuation allowance required           $1,614            $ 281
    No valuation allowance required             -                -

    Total impaired loans                   $1,614            $ 281



  This valuation allowance is included in the allowance for possible loan losses on the Corporation's consolidated balance sheet.

  The average recorded investment in impaired loans for the six-month period ended June 30, 1997 was $1,600. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $13 for the six-month period ended June 30, 1997.


  Analysis of the Allowance For Possible Loan Losses

  The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at June 30, 1997 of $2,678 or 103.68% of nonperforming loans, was adequate.

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

  The following table represents transactions affecting the allowance for possible loan losses during the six-month period ended June 30, 1997.

  Balance at beginning of period, December 31, 1996    $2,540
  Charge-offs:
    Commercial, financial and agricultural                191
    Real estate--mortgage                                   -
    Installment loans to individuals                        1
    Credit cards and related plans                         14
                                                          206
  Recoveries:
    Commercial, financial and agricultural                 64
    Real estate--mortgage                                   4
    Installment loans to individuals                        -
    Credit cards and related plans                          1
                                                           69
  Net charge-offs                                         137
  Provision charged to operations
     during the six-month period                          275

  Balance at end of period, June 30, 1997              $2,678

  Ratio of net charge-offs during the
  six-month period to average loans
  outstanding during that period                        0.10%

  Allocation of the Allowance for Possible Loan Losses

  The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at June 30, 1997.


  Balance at June 30, 1997
  applicable to:
                                                        Percent of
                                                        Loans in each
                                            Percent of  category to
                                   Amount   Allowance   total loans

  Commercial, financial
    and agricultural               $1,181      44%         52%
  Real estate- construction            26       1%          4%
  Real estate- mortgage               792      30%         37%
  Installment loans to individuals    273      10%          7%
  Unallocated                         406      15%        n.a.

    Total                          $2,678     100%        100%



  Management has determined from continued evaluation of the various elements of the loan portfolio, previous charge-off experience, collateral evaluation and borrowers' credit histories, that different risks are associated with each loan category. Accordingly, management has assigned general reserve percentages within each loan category, in addition to specific reserves allocated to individual loans within each category.

  B.  Results of Operations:  Three and Six Months ended June 30, 1997 and
  1996

  General. The Corporation's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of noninterest income, which primarily consists of service fees on deposit accounts and other income. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE reserves.

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

  Three and Six Months Ended June 30, 1997. The Corporation earned net income of $610 or $0.24 per share and $1,275 or $0.49 per share, for the three- and six-month periods ended June 30, 1997, compared to $522 or $0.22 per share and $1,004 or $0.43 per share, for the same periods in 1996.

  Interest income increased by $387 and $628 for the three- and six-month periods ended June 30, 1997 over the corresponding period in 1996. The increases primarily due to increases in average income-yielding assets. Other income increased by $436 for the three-month period ended June 30, 1997 over the comparable period in 1996. The majority of such increase is directly related to increase in fee income from service charges on deposits coupled with gain on sale of other real estate owned.

  Total interest expense increased by $397 and $434 for the three- and six-month periods ended June 30, 1997 over the corresponding period in the prior year, primarily due to an increase in average federal funds borrowing coupled with interest expense related to the junior subordinated debt.
  Total other expenses decreased by $141 for the six-month period ended June 30, 1997 compared to the same period in the prior year primarily as a result of management's efforts to consolidate various operational functions of the Subsidiary Banks. Of the total decrease, $238 was attributable to decreases in all other expenses coupled with an increase in salaries and employee benefits of $121. Total other expenses increased by $187 for the three-month period ended June 30, 1997 over the comparable period.
  The majority of this increase is related to the increase in salaries and employee benefits.

  The provision for possible loan losses for the three- and six-month periods ended June 30, 1997 was $160 and $275, respectively. This represents increases of $70 and $95 compared to the same periods in the prior year. Management increased the provisions primarily as a result of the increased loan portfolio.

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

  Item 2 -  Changes in Securities

    None.


  Item 3 -  Defaults Upon Senior Securities

    None.

  Item 4 -  Submission of Matters to a Vote of Security Holders

    See form 10-QSB for quarter ended March 31, 1997 regarding the 1997
      Annual Meeting of Stockholders held on April 15, 1997.

  Item 5 -  Other information

    None.

  Item 6 -  Exhibits and Reports on Form 8-K

    (a)    Exhibits.  None.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        GREATER COMMUNITY BANCORP
                                        (Registrant)



  Date:  August 8, 1997                   By:/s/ Naqi A. Naqvi
                                              Naqi A. Naqvi, Treasurer
                                             (Duly Authorized Officer and
                                              Principal Financial Officer)