Form 10QSB
period 1997-09-30
GREATER COMMUNITY BANCORP
filed 1997-11-14
CIK 773845

U.S. Securities and Exchange Commission
                                           Washington, D.C. 20549


                                                 Form 10-QSB


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended        September 30, 1997

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



  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value
  - 2,624,621 shares at November 7, 1997.


  Transition Small Business Disclosure Format (check one);
  Yes               No     X

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                                    INDEX


                                                                            PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Condensed Consolidated Balance Sheet
            September 30, 1997 (unaudited) and December 31, 1996.............. 3


         Condensed Consolidated Statements of Income
            Three and nine months ended
           September 30, 1997 and 1996 (unaudited).............................4


         Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996 (unaudited)..........5


         Notes to Consolidated Financial Statements (unaudited)................6


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................8



PART  II  -  OTHER INFORMATION

Items  1  through  6..........................................................16



Signatures....................................................................17

PART 1 - FINANCIAL INFORMATION
      Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                       September 30,        December 31,
                                                                               1997              1996
ASSETS                                                                      Unaudited
CASH AND DUE FROM BANKS                                                      $ 11,383           $ 11,994
FEDERAL FUNDS SOLD                                                             14,057              6,300
                                                                             --------           --------
          Total cash and cash equivalents                                      25,440             18,294
                                                                             --------           --------
DUE FROM BANKS - Interest-bearing                                               5,018              4,481
INVESTMENT SECURITIES-Available-for-sale                                       67,781             52,251
INVESTMENT SECURITIES-Held-to-maturity                                         36,619             37,428
                                                                             --------           --------
                                                                              104,400             89,679
                                                                             --------           --------
LOANS,net                                                                     150,760            134,587
PREMISES AND EQUIPMENT, net                                                     5,059              3,203
OTHER REAL ESTATE OWNED                                                           380              1,834
ACCRUED INTEREST RECEIVABLE                                                     2,191              1,906
INTANGIBLE AND OTHER ASSETS                                                     4,055              2,522
                                                                             --------           --------
          Total assets                                                       $297,303           $256,506
                                                                             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                        62,853            $59,588
   Interest-bearing                                                            45,679             55,882
   Savings                                                                     28,378             25,918
   Time                                                                        96,532             81,854
                                                                              -------            -------
                                                                              233,442            223,242
ACCRUED INTEREST PAYABLE                                                        1,621              1,466
OTHER LIABILITIES                                                               2,545              1,590
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS                                     7,975              4,159
REDEEMABLE SUBORDINATED DEBENTURES                                              4,823              4,988
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE
 COMPANY'S SUBORDINATED DEBT                                                   23,000                  -
                                                                              -------           --------
          Total Liabilities                                                   273,406            235,445
                                                                             --------           --------
SHAREHOLDERS' EQUITY Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding                                   -                  -
  Common Stock, par value $1 per share:
      10,000,000 shares authorized, 2,104,190
      and 1,891,733 shares outstanding                                          2,104              1,892
  Additional paid-in capital                                                   19,873             17,841
  Retained earnings                                                               393              1,209
  Unrealized holding gains on
     securities available-for-sale                                              1,527                307
 Treasury stock                                                                     -              (188)
                                                                             --------           --------
   Total shareholders' equity                                                  23,897             21,061
                                                                             --------           --------
          Total liabilities and
                shareholders' equity                                         $297,303           $256,506
                                                                             ========           ========
                         (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months                   Nine Months
                                                                          Ended September 30,           Ended September 30,

                                                                            1997         1996             1997         1996
                                                                            ----         ----             ----         ----
INTEREST INCOME
    Loans, including fees                                                 $3,488       $3,218          $10,024       $9,383
    Securities                                                             1,613        1,447            4,499        4,163
    Federal Funds sold and deposits with banks                               195          106              530          355
                                                                         -------      -------          -------      -------
                                                                           5,296        4,771           15,053       13,901
                                                                         -------       ------          -------      -------

INTEREST EXPENSE
    Deposits                                                               1,721        1,636            4,873        4,809
    Short-term borrowing                                                     101          208              423          550
    Long-term borrowing                                                      669            -            1,144            -
                                                                          ------       ------          -------       ------
                                                                           2,491        1,844            6,440        5,359
                                                                          ------       ------          -------       ------

       NET INTEREST INCOME                                                 2,805        2,927            8,613        8,542

PROVISION FOR POSSIBLE LOAN LOSSES                                           105          110              380          290
                                                                          ------       ------          -------       ------
       Net interest income after
        provision for possible loan losses                                 2,700        2,817            8,233        8,252

NON-INTEREST INCOME                                                          766          465            1,899        1,459
                                                                          ------       ------          -------       ------
                                                                           3,466        3,282           10,132        9,711
                                                                          ------       ------          -------       ------

NON-INTEREST EXPENSES
   Salaries and employee benefits                                          1,241        1,029            3,492        3,159
   Occupancy and equipment                                                   570          480            1,551        1,487
   Regulatory, professional and other fees                                   315          243              685          656
   Office expense                                                            146          132              438          379
   All other operating expenses                                              243          676            1,062        1,733
                                                                          ------       ------          -------       ------
                                                                           2,515        2,560            7,228        7,414
                                                                          ------       ------          -------       ------

       Income before income taxes and
          Minority interest                                                  951          722            2,904        2,297
                                                                          ------        -----           ------        -----

PROVISION FOR INCOME TAXES                                                   347          245            1,075          816
                                                                          ------       ------           ------       ------

       Income before minority interest                                       604          477            1,829        1,481
                                                                          ------       ------           ------       ------

MINORITY INTEREST                                                             -             -               50            -
                                                                          ------       ------          -------       ------

       NET INCOME                                                           $604         $477           $1,879       $1,481
                                                                          ======       ======          =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING                                        2,537        2,570            2,524        2,582
                                                                          ======       ======           ======       ======

NET INCOME PER SHARE                                                       $0.24        $0.20            $0.73        $0.63
                                                                          ======       ======           ======       ======

           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                1997             1996
                                                                                              -------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                    $ 1,879         $ 1,481
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                                   787             810
   Accretion of discount on securities, net                                                       (134)           (198)
   Accretion of discount on debentures                                                              10
   Gain on sale of securities, net                                                                (114)             (4)
   Gain on sale of other real estate owned                                                         (88)              -
   Provision for possible loan losses                                                              380             290
   (Increase) decrease in accrued interest receivable                                             (285)             34
   Increase in other assets                                                                     (1,534)           (214)
   Increase (decrease) accrued expenses and other liabilities                                    1,111            (542)
                                                                                                -------         -------
          Net cash provided by operating activities                                              2,012           1,657
                                                                                                -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                                                                 (33,609)        (11,174)
     Sales                                                                                       9,039           6,665
     Maturities                                                                                 10,508               -
   Held-to-maturity securities -
     Purchases                                                                                  (3,606)        (13,771)
     Maturities                                                                                  4,415          10,598
   Net increase in interest-bearing deposits with banks                                           (537)           (191)
   Net increase in loans                                                                       (16,563)         (7,604)
   Purchase of premises and equipment                                                           (2,562)           (590)
   Proceeds from sale of other real estate owned                                                 1,542               -
                                                                                              ---------        -------
          Net cash used in investing activities                                                (31,373)        (16,067)
                                                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposit accounts                                                  10,200          (2,147)
   Increase in repurchase agreements                                                             3,816           4,520
   Redeemable subordinated debentures                                                             (165)              -
   Proceeds from sale of preferred securities                                                   23,000               -
   Dividends paid                                                                                 (530)           (394)
   Proceeds from exercise of stock options                                                          82              29
   Purchase of treasury stock                                                                        -             120
   Other, net                                                                                      104               5
                                                                                              ---------        -------
          Net cash provided by financing activities                                             36,507           2,133
                                                                                               --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             7,146         (12,277)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  18,294           29,046
                                                                                              ---------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $25,440          $16,769
                                                                                              =========        ========


           (See notes to Condensed Consolidated Financial Statements)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)

    In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at September 30, 1997 and the consolidated results of operations and cash flows for three and nine months ended September 30, 1997 and 1996. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1996.

DIVIDEND

During September 1997, the Corporation's Board of Directors declared a cash dividend of 10 cents ($.10) per share, payable on October 31, 1997 to shareholders of record October 15, 1997. The financial information in this report has been adjusted to reflect the cash dividend as of September 30, 1997.

EARNINGS PER SHARE COMPUTATION

The Corporation's reported earnings per share of $0.24 and $0.20 per share for the three-month periods ended September 30, 1997 and 1996, respectively, and the reported earnings per share of $0.73 and $0.63 per share for the nine-month periods ended on such date, all take into consideration the dilutive effects of the Corporation's outstanding common stock equivalents, namely stock options and mandatory stock purchase contracts.

The dilution results from the calculation of adjustments to both the number of weighted average shares outstanding and the Corporation's net income for the three- and nine-month periods ended September 30, 1997 and 1996.

The Financial Accounting Standard Board ("FASB") has issued a Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard will eliminate primary and fully diluted EPS and instead will require presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The effect upon the Corporation of adopting this new standard has not been determined.


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

The Corporation's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the Preferred Securities. Although the Debentures will be treated as debt of the Corporation, they currently qualify for tier 1 capital treatment. The Securities have no maturity date and are callable by the Corporation on or about June 1, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The Preferred Securities must be redeemed upon maturity of the Debentures in year 2027.

On May 21, 1997, the Corporation through the Trust sold 920,000 Preferred Securities at a liquidation amount of $25 per Preferred Security for an aggregate amount of $23,000,000. It has a distribution rate of 10% per annum payable at the end of each calendar quarter.

GCB REALTY, L.L.C.

In July 1997, in an effort to diversify its operations, the Corporation formed a majority owned non-bank subsidiary, GCB Realty, L.L.C., a New Jersey limited liability company (the "Company") located in Totowa, New Jersey. With the formation of the Company, the Corporation expects to benefit its operating results in future years.

The purposes of the Company are to engage in acquiring, owning and managing real estate properties. In July 1997, the Company consummated the purchase of a property for $1.8 million in Bergen County. One of the tenent is Bergen Commercial Bank, one of the banking subsidiaries of the Corporation. There are four tenants lease space in the building. Annual rentals are estimated to be $336,000.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income , expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.

Also, in June 1997, FASB issued SFAS No. 131, Disclosure about segments of an Enterprise and Related Information, which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprise report certain information about operating segements in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprise report certain onformationabout their products and services, the geographic areas in which they operate, and their major customers.

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I -       FINANCIAL INFORMATION

ITEM 2 -       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

The following discussion and analysis of the Corporation's consolidated financial condition as of September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Corporation's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1996, and the other information herein. The consolidated statement of condition as of September 30, 1997 and the statements of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank and the term "Trust" as used herein refers to GCB Capital Trust. Data is presented for both the Corporation and the Subsidiaries unless otherwise noted.


A.  Financial Condition:  September 30, 1997 and December 31, 1996

As of September 30, 1997, the Corporation's total assets were $297.3 million, an increase of $40.8 million or 16% compared to the amount reported at December 31, 1996. This increase resulted primarily from the net proceeds of the Corporation's issuance, during the second quarter of 1997, of $23 million in Junior Subordinated Debentures (the "Debentures") in connection with the Trust's offering of Preferred Securities, coupled with an increase in net loans of $16.2 million. Cash and due from banks decreased by $600,000 or 5% whereas federal funds sold increased by $7.8 million or 123%. The increase in federal funds sold was a direct result of proceeds from the issuance of the Preferred Securities.

Investment Securities

Investment Securities totaled $104.4 million at September 30, 1997, an increase of $14.7 million or 16% compared to the amount reported at December 31, 1996. The principal increase in investment securities is result of the proceeds from the sale of Preferred Securities by the Trust. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total investments, 30% are in U.S. Government obligations, 17% in U.S. Government agency obligations, 30% in mortgage-backed securities and the balance in municipal and other securities.

At September 30, 1997, based on the fair market value of its available-for- sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized gain in the amount of $1.5 million, net of taxes, as a component of shareholders' equity. This was an increase of $1.2 million from the $307,000 amount recorded at December 31, 1996.

Loan Portfolio

The Corporation's loan portfolio net of allowance for possible loan losses at September 30, 1997 totaled $150.7 million, an increase of $16.1 million or 12% compared to the amount reported at December 31, 1996. The increase in loans is primarily due to increased loan demand in both Passaic and Bergen counties.


Other Real Estate Owned

As of September 30, 1997, other real estate totaled $380,000, a decrease of $1,5 million or 79% when compared to the amount reported at December 31, 1996. The decrease is primarily due to the sale of four properties owned where the Corporation recognized gains from sale of $88,000.


Deposits

Total deposits at September 30, 1997 were $233.4 million, an increase of $10.2 million or 5% relative to the amount reported at December 31, 1996. Within the components of total deposits, non-interest demand deposits increased by $3.2 million or 5% where as the interest-bearing demand deposits decreased by $10.2 million or 18%. The decrease in interest-bearing demand deposits was more than offset by increases in savings deposits and time deposits of $2.4 million or 9% and $14.9 million or 18%, respectively. Of the total deposits, time deposit accounts for 41%, savings deposits accounts for 12% and the balance of 47% acoount for non-interest and interest- bearing demand deposits.


Liquidity

The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. It actively manages its liquidity position under the direction of the Subsidiary Banks' Asset and Liability Management Committees. At September 30, 1997, sources of liquidity include $25.4 million in cash and cash equivalents, and $67.8 million in securities available-for-sale.

On May 21, 1997, the Corporation through the Trust sold 920,000 shares of Preferred Securities at a liquidation amount of $25 per Preferred Security for an aggregate amount of $23 million. It has a distribution rate of 10% per annum payable at the end of each calendar quarter.

The proceeds received by the Corporation from the Trust will be used for general corporate purposes which may include branch acquisitions of other financial institutions. In addition, a portion of the proceeds may be contributed through investments in or advances to the Subsidiary Banks.


Capital Adequacy and Regulatory Matters

The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation
(FDIC) and the New Jersey Department of Banking (Department). Such regulators have promulgated regulations which require the Corporation and the Subsidiary Banks to maintain certain capital ratios. At September 30, 1997, the Corporation and its Subsidiary Banks are "well capitalized", as defined by appropriate regulatory authority.


The following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks:

At September 30, 1997
                                       Greater                              Bergen        "Well Capitalized"
                                      Community        Great Falls      Commercial          (Under FDIC
                                       Bancorp            Bank               Bank           Regulations)
Tier I leverage ratio                  10.11%               7.08%             9.20%             5%
Tier I risk-based capital ratio        15.82%              11.49%            13.50%             6%
Tier I and Tier II risk-based
 capital ratio                         27.60%              12.75%            14.75%            10%



At December 31, 1996

Tier I leverage ratio                    8.12%              6.78%             9.32%             5%
Tier I eisk-based capital ratio         12.90%             11.95%            12.96%             6%
Tier I and Tier II risk-based
 capital ratio                          16.89%             13.21%            14.17%            10%


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

General economic conditions in the State of New Jersey have improved over the past year. General interest rates have stabilized and real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

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

                                                             September 30,            December 31,
                                                                     1997                   1996
Non-accruing loans                                                 $2,147                  $1,033
Renegotiated loans                                                    530                     726
                                                                   ------                  ------
     Total non-performing loans                                    $2,677                  $1,759
                                                                   ------                  ------

Loans past due 90 days and accruing                                $1,528                     876
Other real estate                                                     380                   1,834
                                                                   ------                  -------
     Total non-performing assets                                   $4,585                  $4,469
                                                                   ======                   ======

Asset Quality Ratios
Non-performing loans to total gross loans                           1.74%                    1.28%
Non-performing assets to total gross loans                          2.99%                    3.25%
Non-performing assets to total assets                               1.72%                    1.74%
Allowance for possible loan losses to
   non-performing loans                                            99.68%                  144.40%
Allowance for possible loan losses to gross
 loans                                                              1.74%                    1.85%

Of the net increase in non-accruing loans of $652,000 for the nine months ended September 30, 1997 when compared to December 31, 1996, $566,000 is the addition of one loan which is guaranteed by Small Business Administration for up to 75% of its value and is further collateralized by a first mortgage. During the nine months ended September 30, 1997, gross interest income of $62,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest was included on such loans during such period. The Corporation had no restructured loans during this period. Impaired loans totalled $1.7 million and $711,000 at Septemebre 30, 1997 and December 31, 1996, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for credit loss associated with impaired loans was $237,000 and $316,000 at September 30, 1997 and December 31, 1996, respectively.

This allowance for credit loss is included in the allowance for possible loan losses on the Corporation's consolidated balance sheet.

The average recorded investment in impaired loans was $1.6 million and $1.1 million at September 30, 1997 and December 31, 1996, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The income recognized on impaired loans at September 30, 1997 and December 31, 1997 was $27,000 and $0, respectively.


Analysis of the Allowance For Possible Loan Losses

The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at September 30, 1997 of $2.7 million or 99.68% of nonperforming loans, was adequate.

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

The following table represents transactions affecting the allowance for possible loan losses during the nine-month period ended September 30, 1997 and 1996 (in thousands).

                                                                             1997          1996

Balance at beginning, September 30                                          $2,540       $2,332
Charge-offs:
    Commercial, financial and agricultural                                     306           88
    Real estate--mortgage                                                        -          214
    Installment loans to individuals                                             5           13
    Credit cards and related plans                                              33            -
                                                                            ------        -----
                                                                               344          315
Recoveries:
    Commercial, financial and agricultural                                      85           90
    Real estate--mortgage                                                        4           16
    Installment loans to individuals                                             1            9
    Credit cards and related plans                                               1            -
                                                                            ------       ------
                                                                                91          115
                                                                            ------       ------
Net charge-offs                                                                253          200
                                                                            ------       ------
Provision charged to operations
  during the nine-month period                                                 380          290
                                                                            ------       ------

Balance at end of period                                                    $2,667       $2,422
                                                                            ======      =======

Ratio of net charge-offs during the
nine-month period to average loans
outstanding during that period                                                0.17%       0.15%

Allocation of the Allowance for Possible Loan Losses

The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at September 30, 1997 (in thousands, except percentages).

                                                                                   Percent of
                                                                                   Loans in each
                                                                      Percent of   category to
                                                 Amount                Allowance   total loans
Commercial, financial
  and agricultural                                  $1,188                 45%         56%
Real estate- construction                               32                  1%          3%
Real estate- mortgage                                  747                 28%         34%
Installment loans to individuals                       282                 11%          7%
Unallocated                                            418                 16%         n.a.
                                                   -------               -----         ----

  Total                                             $2,667                100%         100%
                                                    ------                ====         ====


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



B.  Results of Operations:  Three and Nine Months ended September 30, 1997 and 1996

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

Three and Nine Months Ended September 30, 1997. The Corporation earned net income of $604,000 or $0.24 per share and $1.9 million or $0.73 per share, for the three- and nine-month periods ended September 30, 1997, compared to $477,000 or $0.20 per share and $1.5 million or $0.63 per share, for the same periods in 1996.

Interest income increased by $525,000 and $1.2 million for the three- and nine-month periods ended September 30, 1997 over the corresponding period in 1996. The increase is primarily due to increases in average income- yielding assets. Other income increased by $301,000 and $440,000 for the three- and nine-month periods ended September 30, 1997 over the comparable periods in 1996. The majority of such increase is directly related to increase in fee income from service charges on deposits coupled with gain on sale of other real estate owned.

Total interest expense increased by $647,000 and $1.1 million for the three- and nine-month periods ended September 30, 1997 over the corresponding periods in the prior year. The majority of such increases are attributable to the increases in interest expense related to the Debentures. Total other expenses decreased by $45,000 and $186,000 for the three- and nine-month periods ended September 30, 1997 compared to the same periods in the prior year primarily as a result of management's efforts to consolidate various operational functions of the Subsidiary Banks. Of the total decrease for the nine-month period, $671,000 was attributable to decreases in all other expenses which was offset by increases in salaries and employee benefits of $333,000, occupancy and equipment of $64,000 and office expenses of $59,000.

The majority of these aforementioned increases are related to the general growth of the Subsidiary Banks.

The provision for possible loan losses for the nine-month period ended September 30, 1997 was $380,000. This represents increases of $90,000 compared to the same period in the prior year. Management increased the provisions primarily as a result of the increased loan portfolio.


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

REDEEMABLE SUBORDINATED DEBENTURES

Effective November 1, 1997, the Corporation issued approximately 543,130 shares of its common stock pursuant to the mandatory exercise of the remaining outstanding Equity Contracts issued in December, 1993. The exercise price was $8.88 per share. As a result, at Novemeber 7, 1997 the Corporation had $2,624,621 outstanding shares of common stock.

Of the $4.8 million in principal amount of the Corporation's subordinated 8.5% debentures due November 1, 1998 outstanding on September 30, 1997, $4.0 million were surrendered to the Corporation after September 30, 1997 as consideration for the exercise of Equity Contracts and purchase of common stock. As a result only $809,000 principal amount of the 8.5% debentures remained outstanding as of November 7, 1997. The Corporation has the right to redeem these remaining subordinated 8.5% debentures without penalty or premium prior to maturity.

As a result of the surrender of the subordinated 8.5% debentures, the Corporation's quarterly interest expense on such debentures has been reduced from approximately $106,000 to $17,000. As a result of the issuance of the additional shares of common stock, the quarterly dividend payment will increase by approximately $54,000 based upon on the most recent quarterly dividend distribution rate of $.10 per share.

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

     The Corporation and its subsidiaries are parties in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. In response to a suit by one of the Subsidiary Banks against a loan customer for collection of a defaulted loan, the loan customer recently asserted a counterclaim against the Subsidiary Bank. The counterclaim seeks rescission of an amendment to a bank office lease between the customer, as the Subsidiary Bank's landlord, and the Subsidiary Bank, as tenant.
     The amendment, among other things, terminated the customer's right to compel the Subsidiary Bank's purchase of the leased property at a price in excess of its present market value. The counterclaim alleges fraud by the Subsidiary Bank in connection with the amendment. The Corporation intends to contest the counterclaim vigorously and believes that it has no material financial exposure. Except for such suit, management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

Item 2 -  Changes in Securities

     None.


Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None.

Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date: November 12, 1997                      By:
                         Naqi A. Naqvi, Treasurer & CFO
                          (Duly Authorized Officer and
                          Principal Financial Officer)