Form 10KSB40
period 1997-12-31
GREATER COMMUNITY BANCORP
filed 1998-03-23
CIK 773845

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended         DECEMBER 31, 1997

     [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                 Commission file number              0-14294

                            GREATER COMMUNITY BANCORP
                 (Name of small business issuer in its charter)

         NEW JERSEY                                     22-2545165
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


55 UNION BOULEVARD, TOTOWA, NEW JERSEY                           07512
(Address of principal executive offices)                       (Zip Code)

                 Issuer's telephone number          (973) 942-1111

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                Name of each exchange on which registered
        NONE                                          NASDAQ


Securities registered under Section 12 (g) of the Exchange Act:

                      COMMON STOCK, PAR VALUE $1 PER SHARE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for the most recent fiscal year.    $23,253,000  .

     State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     $37,151,942 as of January 31, 1998. For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, was as follows: 2,643,150 shares of common stock as of January 31, 1998.


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

     Certain information in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on April 21, 1998 is incorporated by reference into Part III, Items 9 through 12, inclusive.

     Transitional Small Business Disclosure Format (check one):

     Yes           No    X

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS


THE HOLDING COMPANY

    Greater Community Bancorp (the "Company") is a New Jersey business corporation. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Company was incorporated in 1984.

    The Company's only substantive business activity is the ownership and operation of Great Falls Bank ("GFB") and Bergen Commercial Bank ("BCB") (the "Bank Subsidiaries"), which the Company acquired in 1985 and 1995, respectively. (See "BANK SUBSIDIARIES" below.)

    During the last several years, the Company has demonstrated continued growth in its business. As of December 31, 1997, the Company's consolidated assets were $322.0 million, as compared with consolidated assets of $256.5 million at December 31, 1996. Net income for the year ended December 31, 1997 was $2.6 million ($1.20 per share-basic and $1.13 per share-diluted), up from $2.3 million ($1.13 per share-basic and $1.07 per share-diluted) in 1996. The Company declared total cash dividends of $.35 per share and $.26 per share during 1997 and 1996, respectively.


NONBANK SUBSIDIARIES

    During 1997, in a continuing effort to expand and diversify its operations and benefit the operating results in future years, the Company formed two nonbank subsidiaries.

    (i) In April 1997, GCB Capital Trust (the "Trust"), a wholly-owned nonbank subsidiary, was formed. The Trust was created under the Business Trust Act of Delaware for the sole purpose of issuing and selling Preferred Securities and Common Securities and using proceeds from the sale of the Preferred Securities and Common Securities to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. Accordingly, the Junior Subordinated Debentures will be the sole assets of the Trust and the payments under the Junior Subordinated Debentures will be the sole revenue of the Trust. All of the Common Securities are owned by the Company.

    The Company's obligation under the Debentures and related documents, taken together, constitutes a full and unconditional guarantee by the Company of the Trust's obligations under Preferred Securities. Although the Debentures will be treated as debt of the Company, they currently qualify for Tier I capital treatment. The Preferred Securities have no maturity date and are callable by the Company on or about June 1, 2002, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Debentures mature in 2027 at which time the Preferred Securities must be redeemed.

    In May 1997, the Company through the Trust sold 920,000 Preferred Securities at a liquidation amount of $25 per Preferred Security for an aggregate amount of $23.0 million. It has a distribution rate of 10% per annum payable at the end of each calendar quarter.

    (ii) In July 1997, GCB Realty, L.L.C., ("Realty") a New Jersey limited liability company located in Totowa, New Jersey, was formed. The purposes of Realty are to acquire and manage real estate properties. In July 1997, Realty consummated the purchase of a property for $1.8 million in Bergen County, New Jersey. BCB is one of the tenants. Four tenants lease space in the building. Annual rentals are estimated at $336,000. Also in December 1997, Realty consummated the purchase of another property for $425,000 in Bergen County, New Jersey. BCB is expected to lease space in this property for a possible branch office in 1998. Annual rentals are estimated at $42,000.

    In addition to the above, Greater Community Services, Inc. (formerly known as Great Falls Financial Services, Inc.), is a wholly-owned nonbank subsidiary of the Company. The entity was activated in March 1997. Currently, it provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

    During 1996, the Company entered into a joint venture to form a majority-owned nonbank subsidiary. In October 1996, this nonbank subsidiary was opened for business under the name of Greater Community Financial, L.L.C., a New Jersey limited liability company located in Clifton, New Jersey. The purpose of Greater Community Financial, L.L.C. is to engage in the business of securities broker and dealer.


BANK SUBSIDIARIES

    GFB received its charter from the New Jersey Department of Banking (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. GFB has five additional branches, all of which are also located in Passaic County, New Jersey. A branch in Little Falls has operated since March 1988. Two branches located in Clifton were acquired by merger in April 1995. The fourth branch, located at 100 Furler Street, Totowa was opened in 1996. A fifth de novo branch was opened in Clifton in 1997.

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

    BCB was incorporated in New Jersey in 1987 and commenced its banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. In addition to its main office at Two Sears Drive in Paramus, New Jersey, BCB has four additional branch offices, one in Hasbrouck Heights and one in Wood-Ridge. During 1997, BCB formed two de novo branches, one in Wallington and one in Hackensack. BCB also offers other customary banking services.

    Each of the Bank Subsidiaries has a wholly-owned investment company subsidiary whose function is to manage its investment securities portfolio. The investment companies were formed to separate the Bank Subsidiaries' investment portfolio functions and responsibilities from their regular banking operations and to increase the net yields of their respective investment portfolios.


COMPETITION

    The Company, through the Bank Subsidiaries, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies, and credit unions. A substantial number of offices of competing financial institutions are located within the Bank Subsidiaries' respective market areas. The past trend toward consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as the Bank Subsidiaries to compete with large, national and regional banking institutions. Several of the Bank Subsidiaries' competitors are affiliated with major banking and financial institutions which are substantially larger and have far greater financial resources than the Bank Subsidiaries.

    Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service. Rate competition is intense especially in the area of time deposits. The Bank Subsidiaries compete with larger institutions with respect to the interest rates they offer. From a service standpoint, the Bank Subsidiaries' competitors, by virtue of their superior financial resources, have substantially greater lending limits than the Bank Subsidiaries. Such competitors also perform certain functions for their customers such as trust, and international services, which the Bank Subsidiaries have chosen not to provide.


SUPERVISION AND REGULATION

    The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business, limit its management's options to deploy assets and maximize income and may significantly limit the activities of institutions which do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations;

acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and the Bank Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of stock of the Company.

    The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank Subsidiaries. A number of other statutes and regulations and governmental policies have an impact on their operations. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Regulation

    The Company is registered as a bank holding company under the Holding Company Act. As such, it is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulation by the Department.

    A policy of the Federal Reserve requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 1997, the Company had approximately $28.2 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies which require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

Holding Company Activities

    With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The Company's activities are subject to these legal and regulatory limitations under the Holding Company Act and related Federal Reserve regulations. Notwithstanding the Federal Reserve's prior approval of specific nonbanking activities, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. Bank holding companies and their subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

Acquisitions of Bank Holding Companies and Banks

    Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank Subsidiaries. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or a subsidiary bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank Subsidiaries.

    Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions. GFB was notified in April 1995, and BCB was notified in November 1995, that they had received a "Satisfactory" CRA rating as a result of their most recent CRA examinations. These ratings mean that GFB and BCB have satisfactory records of ascertaining and helping to meet the credit needs of their entire delineated communities, including low and moderate income neighborhoods, in a manner consistent with their resources. In addition, the Company is subject to various requirements under New Jersey laws concerning future acquisitions, and a company desiring to acquire the Company also may be subject to such laws, depending upon the nature of the institution to be acquired and the means by which the acquisition would be accomplished.

    The Holding Company Act prohibits the Federal Reserve from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. The State of New Jersey has enacted reciprocal interstate banking statutes that authorize banks and their holding companies in New Jersey to be acquired by banks or their holding companies in states which also have enacted reciprocal banking legislation, and permits New Jersey banks and their holding companies to acquire banks in such other states. The Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.

    The Federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before such person or persons may acquire control of the Company or the Bank Subsidiaries. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. Federal Reserve regulations provide that an acquisition of voting securities of a bank holding company which results in a person or group which is acting in concert owning, controlling or holding power to vote 10% or more of any class of the voting securities of the bank holding company will be presumed to constitute the acquisition of control if the bank holding company has registered securities under the Securities Exchange Act of 1934 or if no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Holding Company Dividends and Stock Repurchases

    The Federal Reserve has the power to prohibit bank holding companies from paying dividends if their actions are deemed to constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. The policy statement expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition.

    As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by or written agreement with, the Federal Reserve.

Bank Regulation

    As state-chartered banks which are not members of the Federal Reserve System, the Bank Subsidiaries are subject to the primary federal supervision of the Federal Deposit Insurance Corporation ("FDIC") under the Federal Deposit Insurance Act (the "FDIA"). Prior approval of the FDIC is required for the Bank Subsidiaries to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Bank Subsidiaries are also subject to regulation and supervision by the Department. In addition, the Bank Subsidiaries are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

    The FDIC and the Department regularly examine the operations of the respective Bank Subsidiaries and their condition, including capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank Subsidiaries' depositors and the Bank Insurance Fund ("BIF") and not the Company. The Bank Subsidiaries are also required to furnish quarterly and annual reports to the FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

    The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

    Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

Bank Dividends

    New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 1997, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases."

Restrictions Upon Intercompany Transactions

    The Bank Subsidiaries are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates. Such restrictions prevent the Company and its affiliates from borrowing from the Bank Subsidiaries unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such transactions by each of the Bank Subsidiaries are generally limited in amount as to the Company and as to any other affiliate to 10% of the Subsidiary Bank's capital and surplus. As to the Company and all other affiliates, such transactions are limited to an aggregate of 20% of the Subsidiary Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank Subsidiaries for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

Real Estate Lending Guidelines

    Under FDIC regulations, state banks must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or that are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Deposit Insurance

    Since the Bank Subsidiaries are FDIC member institutions, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank Subsidiaries are also required to pay semiannual deposit insurance premiums to the FDIC.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent in 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. As of January 1, 1997, such premiums range from 0.00% to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semiannual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratios of 10.0% or greater; (ii) Tier I risk-based capital ratios of 6.0% or greater, and (iii) Tier I leverage ratios of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratios of 8.0% or greater; (ii) Tier I risk-based capital ratios of 4.0% or greater, and (iii) Tier I leverage ratios of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Effective January 1, 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. Since July 1, 1995, the Bank Subsidiaries have both been deemed well-capitalized for insurance assessment purposes. GFB's and BCB's deposit assessment rates for the first half of 1996 were 0.23%. Since then, their rates have been 0.00%.

    The Deposit Insurance Funds Act of 1996 recapitalized the Savings Association Insurance Fund ("SAIF"). Under this legislation, the FDIC levied a special assessment on SAIF assessable deposits held as of March 31, 1995. The Company had acquired SAIF assessable deposits in 1995 which were subject to this special assessment.

    In addition, the Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. The rates established for GFB and BCB for 1997 through 1999 are 0.065% and 0.013%, respectively.

Standards for Safety and Soundness

    Under FDICIA, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness which cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards, when they are established, would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank Subsidiaries meet all of the standards which have been adopted.

Enforcement Powers

    The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Company or its Bank Subsidiaries are engaging in "unsafe or unsound banking practices." In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist orders, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties, and other enforcement actions based upon the conduct of their relationships with the institutions.

    Under the FDIA, the FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances, including: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution;
(iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital; (v) appointment of a conservator or receiver by a state banking authority, such as the Department; (vi) the institution's assets are less than its obligations to its creditors and others; (vii) substantial dissipation in the institution's assets or earnings due to violation of any statute or regulation or unsafe or unsound practice; (viii) a willful violation of a cease and desist order that has become final; (ix) an inability of the institution to pay its obligations or meet its depositors' demands in the normal course of business; or (x) any concealment of the institution's books, records or assets or refusal to submit to examination.

    Under the FDIA, the FDIC as a conservator or receiver of a depository institution has express authority to repudiate contracts with such institution which it determines to be burdensome or if such repudiation will promote the orderly administration of the institution's affairs. Certain "qualified financial contracts," defined to include securities contracts, commodity contracts, forward contracts, repurchase agreements, and swap agreements, generally are excluded from the repudiation powers of the FDIC. The FDIC is also given authority to enforce contracts made by a depository institution, notwithstanding, any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions also are prohibited from entering into contracts for goods, products or services which would adversely affect the safety and soundness of the institutions.

Regulatory Capital Requirements

    The Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks"), respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

    The regulations of the Federal Reserve and the FDIC require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier I capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of one (1) under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier I capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

    The risk-based capital rules of the Federal Reserve and the FDIC require bank holding companies and state nonmember banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: Tier I or core capital requirement and a Tier II or supplementary capital requirements. Tier I capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries, less most intangible assets, primarily goodwill. Tier II capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier I and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

    The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the U. S. Treasury or U. S. Government agencies, which have a

0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

    FDICIA required the federal banking regulators to revise their risk-based capital rules to take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities. The federal banking regulators, including the Federal Reserve and the FDIC, have issued a proposed rule that would add an interest rate risk component to the currently effective risk-based capital standards. Under the proposal, bank holding companies and banks with higher exposures to interest rate risk may be required to maintain higher levels of capital. In addition, the federal banking regulators have proposed regulations which allow the FDIC to increase regulatory capital requirements on a case-by-case basis based upon the factors including the level and severity of problem and adversely classified assets and loan portfolio and other concentrations of credit risk.

    At December 31, 1997, the Company's total risk-based capital and leverage capital ratios were 26.19% and 12.71%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

    Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4%, and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.


EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION

    The Company's earnings are and will be affected by domestic and international economic conditions and the monetary and fiscal policies of the United States and foreign governments and their agencies.

    The Federal Reserve's monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of nonearning reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

    From time to time, proposals are made in the United States Congress, the New Jersey Legislature, and various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict whether any of these proposals will be adopted and any impact of such adoption on the business of the Company and/or the Bank Subsidiaries.

    The Bank Subsidiaries are also subject to various Federal and State laws such as usury laws and consumer protection laws.


EMPLOYEES

    As of December 31, 1997, the Company employed a total of approximately 121 employees, including 91 full-time employees. Management considers relations with employees to be satisfactory.



ITEM 2 - DESCRIPTION OF PROPERTY

    The Company through its wholly-owned nonbank subsidiary, Realty, owns property in Bergen County, New Jersey. In addition to this, the Company does not own or lease any land, buildings or equipment.

    GFB leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such main office leased space is owned by a general partnership of which the Company's chairman and vice chairman are both partners. GFB also leases space for its five other branches in Totowa, Little Falls and Clifton, New Jersey.

    BCB leases its main office space at Two Sears Drive, Paramus, New Jersey, from Realty. BCB also leases space for three other branches in Hackensack, Wallington and Wood-Ridge, New Jersey. BCB owns the space for its branch located in Hasbrouck Heights, New Jersey.

    In the opinion of management, all such leased properties are adequately covered by insurance and leased at fair rentals.

    For further information regarding the Bank Subsidiaries' lease obligations, see Note 13 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1997, contained in Item 7A - "Financial Statements."

ITEM 3 - LEGAL PROCEEDINGS

    The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company, which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock was held by approximately 1,036 holders of record on December 31, 1997, and is traded on the NASDAQ under the symbol GFLS.

    The following table indicates the range of high and low closing bid prices of the Common Stock, as reported by Ryan, Beck & Co., a principal market maker in the Company's stock, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The price quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The stock prices and cash dividends have been adjusted to take into account the effect of stock dividends paid in 1997 and 1996.


                                                     Bid Price                        Cash
                                             -----------------------                Dividends
                                                                                    Declared
                                             High                Low              --------------
                                             ----                ---
Year Ended December 31, 1996:
  First Quarter                             $12.77             $12.05                $.058
  Second Quarter                             12.95              11.46                 .064
  Third Quarter                              12.60              11.57                 .064
  Fourth Quarter                             15.23              13.64                 .073
Year Ended December 31, 1997
  First Quarter                             $14.87             $13.85                $.073
  Second Quarter                             15.70              14.47                 .080
  Third Quarter                              19.50              17.00                 .100
  Fourth Quarter                             20.00              18.50                 .100


    The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions which are potentially applicable. (See above, Item 1 "--DESCRIPTION OF BUSINESS--SUPERVISION AND REGULATION--Bank Holding Company Regulation--Holding Company Dividends and Stock Repurchases"; and "--Bank Regulation--Bank Dividends"). However, management does not expect any of such restrictions to become applicable so long as the Company and the Bank Subsidiaries continue to operate profitably.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    This section presents a review of the Company's consolidated financial condition and results of operations. Data is presented for both the Company and its subsidiaries unless otherwise noted.

    In addition to historical information, this discussion and analysis contain forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date.



RESULTS OF OPERATIONS:  FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

    The Company earned $2.6 million or $1.20 per share-basic and $1.13 per share-diluted in 1997 compared to $2.3 million or $1.13 per share-basic and $1.07 per share-diluted in 1996. In 1997, the Company's earnings improved 11% over 1996. Net interest income increased by $61,000, or 0.5%, in 1997 compared to 1996. The increase in net interest income in 1997 is attributable to the growth of the Company. Total other expenses showed an increase of $312,000 in 1997 over 1996. The provision for possible loan losses increased to $45,000, or 10%, in 1997 as a result of an increased loan portfolio.

    The Company's annual interest expense increased by $1.8 million in 1997 compared to 1996. The majority of this increase is related to the increase in interest expense associated with Preferred Securities coupled with an increase in average interest-bearing deposits.

    During 1996, the Company's earnings were adversely affected by the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF. Under that act, the FDIC levied a special assessment on SAIF assessable deposits held as of March 31, 1995. GFB had acquired SAIF assessable deposits in 1995 which were subject to this special assessment. In the third quarter of 1996, the Company recorded $249,000 before income taxes as its portion of the assessment.



AVERAGE BALANCES AND NET INTEREST INCOME

    Net interest income, the primary source of the Company's results of operations, is the difference between interest, dividends and fees earned on loans and other earning assets, and interest paid on interest-bearing liabilities. Earning assets include loans to businesses and individuals, investment securities, interest-bearing deposits with banks and federal funds sold in the interbank market. Interest-bearing liabilities include primarily interest-bearing demand, savings and time deposits. Net interest income is determined by the difference between the yields earned on earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

    The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest expense on related items, and the Company's average yield for the years ended December 31, 1997, 1996 and 1995. The yields are shown on a fully taxable basis and assume a 34% tax rate.

AVERAGE BALANCE SHEET, INTEREST INCOME AND EXPENSE, AND AVERAGE INTEREST RATES

                                                                               For the Years Ended
                                                  ---------------------------------------------------------------------------------
                                                           December 31, 1997                              December 31, 1996
                                                  -------------------------------------     ---------------------------------------
                                                  Average       Interest       Average      Average          Interest     Average
                                                  Balance     Earned/Paid    Yield/Rate     Balance        Earned/Paid   Yield/Rate
                                                  -------     -----------    ----------     -------        -----------   ----------
                                                                             (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities.......................      $102,021      $  6,241        6.12%      $ 87,604        $ 5,569        6.36%
Due from banks - interest-bearing...........         5,052           267        5.29%         2,947            138        4.67%
Federal funds sold..........................         7,676           415        5.41%         7,468            365        4.89%
Loans (1)...................................       149,024        13,625        9.14%       135,161         12,621        9.34%
                                                  --------      --------                   --------        -------
    Total earning assets....................       263,773        20,548        7.79%       233,180         18,693        8.02%
Less: Allowance for possible loan losses....         2,644             -            -         2,393              -
    Unearned income - loans.................           341             -            -           317              -
All other assets............................        22,229             -            -        21,433              -
                                                  --------      --------                   --------        -------
    Total assets............................      $283,017      $ 20,548                   $251,903        $18,693
                                                  ========      ========                   ========        =======
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing accounts.....      $ 76,466      $  1,689        2.21%      $ 81,112        $ 1,799        2.22%
  Time deposits.............................        92,435         5,128        5.55%        86,277          4,605        5.34%
  Federal funds and short-term borrowings...         7,507           366        4.88%         6,062            312        5.15%
  Long-term borrowings......................        18,721         1,765        9.43%         4,982            438        8.79%
                                                  --------      --------                   --------        -------
            Total interest-bearing liabilities     195,129         8,948        4.59%       178,433          7,154        4.01%
Non interest-bearing deposits...............        60,481             -                     50,243              -
Other liabilities...........................         3,382             -                      3,240              -
Shareholders' equity........................        24,025             -                     19,987              -
                                                  --------      --------                   --------        -------
     Total liabilities and
        shareholders' equity................      $283,017      $  8,948                   $251,903        $ 7,154
                                                  ========      --------                   ========        -------

NET INTEREST INCOME
    (fully taxable basis)...................                    $ 11,600                                   $11,539
                                                                ========                                   =======
NET INTEREST MARGIN
    (fully taxable basis)...................                                    4.40%                                     4.95%
                                                                                ====                                     =====



                                                                For the Years Ended
                                                    -------------------------------------------
                                                                 December 31, 1995
                                                    -------------------------------------------
                                                     Average         Interest         Average
                                                     Balance       Earned/Paid       Yield/Rate
                                                     -------       -----------       ----------
                                                                 (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities.......................       $  74,751        $  4,790           6.41%
Due from banks - interest-bearing...........           1,271              54           4.23%
Federal funds sold..........................          11,178             658           5.89%
Loans (1)...................................         120,379          11,931           9.91%
                                                   ---------        --------
    Total earning assets....................         207,579          17,433           8.40%
Less: Allowance for possible loan losses....           2,427               -
    Unearned income - loans.................             335               -
All other assets............................          17,368               -
                                                   ---------        --------
    Total assets............................       $ 222,185        $ 17,433
                                                   =========        ========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing accounts.....       $  74,207        $  1,890           2.55%
  Time deposits.............................          75,505           4,037           5.35%
  Federal funds and short-term borrowings...           2,934             185           6.31%
  Long-term borrowings......................           4,969             438           8.82%
                                                   ---------        --------
            Total interest-bearing liabilities       157,615           6,550           4.16%
Non interest-bearing deposits...............          44,335               -
Other liabilities...........................           2,948               -
Shareholders' equity........................          17,287               -
                                                   ---------        --------
     Total liabilities and
        shareholders' equity................       $ 222,185        $  6,550
                                                   =========        --------

NET INTEREST INCOME
    (fully taxable basis)...................                        $ 10,883
                                                                    ========
NET INTEREST MARGIN
    (fully taxable basis)...................                                           5.24%
                                                                                      =====


(1)      Average balance includes nonperforming loans.

NET INTEREST INCOME

    In 1997, interest income increased by $1.9 million or 10% compared to 1996. Interest and fee income on loans during 1997 increased by $1.0 million or 8% over the comparable period in 1996 as a result of an increase of 10% in average total loans. The average yield on loans decreased to 9.14% in 1997 compared to 9.34% in 1996. Income earned on securities during 1997 increased by $672,000, or 12% compared to the same period in 1996. The increase was primarily due to a 16% increase in average investments for the year ended December 31, 1997 over 1996. The average yield on securities was 6.12% for the year ended December 31, 1997 compared to 6.36% for the same period in the prior year, the decline was due to general market conditions. Interest income on federal funds sold and deposits with banks during 1997 increased by $179,000 or 36% compared to the same period in the prior year as a result of a $2.3 million, or 22%, increase in average federal funds sold and deposits with banks.

    Interest expense for the year ended December 31, 1997, increased by $1.8 million or 25% from the level of interest expense for 1996. $413,000 of the total increase in interest expense was related to the increase in interest expense on deposits, $54,000 was related to the increase in interest expense on short-term borrowings, and the remaining $1.3 million was related to the increase in interest expense on long-term borrowings. The increase in total interest expense was related to the increase in average interest-bearing liabilities of $17 million or 9% primarily due to a $23 million increase in the 10% Preferred Securities in the early part of 1997, offset to some extent by the decrease in 8.5% Subordinated Debentures effective November 1, 1997.

    The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 4.40% and 4.95% for the years ended December 31, 1997 and 1996, respectively. The decrease in the net interest margin was related to some extent to an increase in average yield on long-term borrowing coupled with a slight decline in average yield on earning assets compared to 1996.


RATE/VOLUME ANALYSIS

      The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the years ended December 31, 1997 and 1996. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes which are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.


                                                         Full Year 1997                           Full Year 1996
                                                   Compared to Full Year 1996               Compared to Full Year 1995
                                                       Increase (Decrease)                       Increase (Decrease)
                                               --------------------------------           --------------------------------
                                               Volume         Rate          Net           Volume         Rate          Net
                                               ------         ----          ---           ------         ----          ---
                                                                         (In Thousands)
INTEREST EARNED ON:
  Loans ...............................       $ 1,271        $(267)       $ 1,004        $ 1,378        $(688)       $   690
  Investment securities ...............           884         (212)           672            819          (40)           779
  Other earning assets ................           122           57            179           (103)        (106)          (209)
                                              -------        -----        -------        -------        -----        -------
    Total earning assets ..............       $ 2,277        $(422)       $ 1,855        $ 2,094        $(834)       $ 1,260
                                              =======        =====        =======        =======        =====        =======

INTEREST PAID ON:
  Savings & money markets .............       $  (101)       $  (9)       $  (110)       $   158        $(249)       $   (91)
  Time deposits .......................           344          179            523            575           (7)           568
  Borrowings ..........................         1,234          147          1,381            213          (86)           127
                                              -------        -----        -------        -------        -----        -------
    Total interest-bearing liabilities        $ 1,477        $ 317        $ 1,794        $   946        $(342)       $   604
                                              =======        =====        =======        =======        =====        =======

PROVISION FOR POSSIBLE LOAN LOSSES

    The Company recorded a provision for possible loan losses of $485,000 in 1997 compared with $440,000 in 1996. Management of each bank subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

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


OTHER INCOME

    Total other income for the year ended December 31, 1997 was $2.7 million, an increase of $776,000 or 40% compared to 1996. The $776,000 net increase was the result of significant fluctuations within the major components of other income. Of the net increase, service charges on deposit accounts increased by $307,000, other commission and fees increased by $579,000, and realized gain on sale of securities available-for-sale increased by $165,000, offsetting decreases of $182,000 and $93,000 in fees on merchant credit card processing and all other income, respectively. The majority of the increase in service charges on deposit accounts is attributable to the increase in deposit-related services during 1997. The decrease in merchant credit card processing fees is due to the discontinuation of such services by BCB in 1996.


OTHER EXPENSES

    Total other expenses increased by $312,000 for the year ended December 31, 1997 over 1996. The $312,000 net increase was a result of fluctuations within the components of other expenses. More specifically, salaries and employee benefits increased by $597,000 or 14% as a result of an increase in number of employees and general salary increases coupled with increases in employee benefits. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $181,000 or 9% primarily due to the addition of office space and equipment.

    Regulatory, professional and other fees, and office expenses increased by $38,000 or 5% and $60,000 or 12%, respectively. Such increases are primarily due to the general growth of the Company. Other real estate operating expense decreased by $244,000 or 80% due to sale of the majority of the ORE properties. Computer services expenses decreased by $82,000 or 33%. The primary reason for such a decrease is management's effort to reduce expenses associated with the previous acquisitions. The $184,000 or 100% decrease in merchant credit card expense is a result of the discontinuation in 1996 of merchant credit card processing activity by BCB. All other operating expenses increased by $50,000 or 4% primarily due to the growth of the bank subsidiaries.

    FDIC insurance assessment totaled $52,000 for the year ended December 31, 1997, a decrease of $288,000 or 85% compared to 1996. The decrease is a direct result of a lower insurance premium for well-capitalized institutions. In 1996, the FDIC levied a special assessment on SAIF assessable deposits held as of March 31, 1995. The Company had acquired SAIF assessable deposits in 1995 which were subject to this special assessment. In the third quarter of 1996, the Company recorded $249,000 for this special assessment. The legislation is expected to reduce the future annual deposit insurance costs for SAIF deposits. The Company anticipates that such reductions, which first became effective in 1997, will equal the $249,000 charge over 1997-1999, inclusive.

INCOME TAXES

    The Company recorded income tax provisions of $1.5 million and $1.3 million for the years ended December 31, 1997 and 1996, respectively. The increase in income tax provision is attributable to increased earnings for 1997 over 1996.


FINANCIAL CONDITION

    At December 31, 1997, the Company's total assets were $322.0 million, an increase of $65.5 million or 26% over the amount reported at December 31, 1996. Federal funds sold increased by $3.8 million. Investment securities and gross loans increased by $37.1 million and $23.8 million, respectively. Substantially all of the increases in both investment securities and gross loans were a direct result of the proceeds from the sale of Preferred Securities and an increase in total deposits. Cash and non interest-bearing due from banks increased by $741,000 while interest-bearing due from banks decreased by $2.1 million when compared to the amounts reported at December 31, 1996. The decrease in interest-bearing due from banks is primarily related to the maturities of same.


INVESTMENT SECURITIES

    Investment securities at December 31, 1997 constituted an increase of $37.1 million or 41% over the amount reported at December 31, 1996. The following table presents the composition of the securities portfolio along with the book and market values of those components at December 31, 1997, 1996 and 1995.

                                                                         December 31,
                                       --------------------------------------------------------------------------------
                                                 1997                        1996                        1995
                                       ------------------------    ------------------------    ------------------------
                                                                             (In Thousands)
                                                        Fair                         Fair                         Fair
                                       Amortized        Market      Amortized      Market       Amortized       Market
                                            Cost        Value            Cost       Value            Cost        Value
                                       --------       --------       -------       -------       -------       -------
AVAILABLE-FOR-SALE

U.S. Treasury and U.S.
 Government securities .........       $ 33,590       $ 33,884       $36,673       $36,861       $36,812       $37,805
State & political subdivisions .            558            558         1,006         1,006          --            --
Other debt and equity securities         13,410         16,244         6,192         6,407         2,524         2,507
Mortgage-backed securities .....         40,599         40,565         7,879         7,977         7,577         7,523
                                       --------       --------       -------       -------       -------       -------
   Total available-for-sale ....       $ 88,157       $ 91,251       $51,750       $52,251       $46,913       $47,835
                                       --------       --------       -------       -------       -------       -------

HELD-TO-MATURITY

U.S. Treasury and  U.S.
 Government agencies securities        $ 14,822       $ 14,519       $18,996       $18,602       $32,774       $32,679
State and political subdivisions          1,390          1,391           393           390           613           615
Mortgage-backed securities .....         19,313         19,302        18,039        17,978         2,764         2,767
                                       --------       --------       -------       -------       -------       -------
   Total held-to-maturity ......       $ 35,525       $ 35,212       $37,428       $36,970       $36,151       $36,061
                                       --------       --------       -------       -------       -------       -------
   Total investment  securities        $123,682       $126,463       $89,178       $89,221       $83,064       $83,896
                                       ========       ========       =======       =======       =======       =======



    During 1997, the Company realized net gains of $216,000 through the sale of $11.0 million of securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 1997 is a net unrealized holding gain on available-for-sale securities, net of income taxes, in the amount of $1.9 million, an increase of $1.6 million or 508% over the end of 1996. The Company has no securities held for trading purposes.

MATURITY SCHEDULE - INVESTMENT SECURITIES


The following table provides information concerning the available-for-sale and held-to-maturity portions of the Company's investment securities portfolio at December 31, 1997.



                                                                                    December 31, 1997
                                     -----------------------------------------------------------------------------------------------
                                      Due Within One Year      Due One to Five Years  Due Five to Ten Years  Due Ten Years and Over
                                     ---------------------     ---------------------  ---------------------  ----------------------
                                                    Fair                    Fair                    Fair                  Fair
                                      Amortized     Market     Amortized    Market    Amortized    Market    Amortized   Market
                                        Cost        Value       Cost        Value       Cost        Value     Cost       Value
                                       ------      -------     ------      -------     ------      -------   ------     -------
                                                                        (In Thousands)
AVAILABLE-FOR-SALE
U.S. Treasury and U.S. Government
   agencies securities ..........     $19,654     $19,722     $13,600     $13,774     $  336     $  388     $  --       $  --
State and political subdivisions          558         558        --          --         --         --          --          --
Other debt and equity securities       13,410      16,244        --          --         --         --          --          --
Mortgage-backed securities ......       1,805       1,818      18,007      18,053      6,443      6,426      14,344      14,268
                                      -------     -------     -------     -------     ------     ------     -------     -------
    Total available-for-sale ....     $35,427     $38,342     $31,607     $31,827     $6,779     $6,814     $14,344     $14,268

HELD-TO-MATURITY
U.S. Treasury and U.S. Government
   agencies securities ..........     $ 8,244     $ 8,248     $ 5,578     $ 5,588     $1,000     $  683     $  --       $  --
State and political subdivisions        1,174       1,174         216         217       --         --          --          --
Mortgage-backed securities ......         117         117      13,661      13,553      1,694      1,696       3,841       3,936
                                      -------     -------     -------     -------     ------     ------     -------     -------
    Total held-to-maturity ......     $ 9,535     $ 9,539     $19,455     $19,358     $2,694     $2,379     $ 3,841     $ 3,833
                                      -------     -------     -------     -------     ------     ------     -------     -------
    Total investment securities .     $44,961     $47,881     $51,062     $51,185     $9,473     $9,193     $18,185     $18,101
                                      =======     =======     =======     =======     ======     ======     =======     =======

                                        December 31, 1997
                                        -------------------
                                               Total
                                        -------------------
                                                      Fair
                                        Amortized    Market
                                          Cost       Value
                                         ------      ------
                                           (In Thousands)
AVAILABLE-FOR-SALE
U.S. Treasury and U.S. Government
   agencies securities ..........     $ 33,590     $ 33,884
State and political subdivisions           558          558
Other debt and equity securities        13,410       16,244
Mortgage-backed securities ......       40,599       40,565
                                      --------     --------
    Total available-for-sale ....     $ 88,157     $ 91,251

HELD-TO-MATURITY
U.S. Treasury and U.S. Government
   agencies securities ..........     $ 14,822     $ 14,519
State and political subdivisions         1,390        1,391
Mortgage-backed securities ......       19,313       19,302
                                      --------     --------
    Total held-to-maturity ......     $ 35,525     $ 35,212
                                      --------     --------
    Total investment securities .     $123,682     $126,463
                                      ========     ========

    The following table shows the average yields, book values and fair market values of the Company's investment securities by maturity.

                                                   December 31, 1997
                                         ---------------------------------------
                                         Average       Amortized     Fair Market
                                          Yield          Cost           Value
                                         -------       ---------     -----------
                                                (Dollars in Thousands)
AVAILABLE-FOR-SALE
Due 0-1 Years ..................          6.21%       $ 20,212       $ 20,280
Due 1-5 Years ..................          6.56%         13,600         13,774
Due 5-10 Years .................          8.75%            336            388
Mortgage-backed securities .....          6.70%         40,599         40,565
Other debt and equity securities           n/a          13,410         16,244
                                                      --------       --------
   Total available-for-sale ....                      $ 88,157       $ 91,251
                                                      --------       --------
HELD-TO-MATURITY
Due 0-1 Years ..................          5.24%       $  9,418       $  9,422
Due 1-5 Years ..................          5.85%          5,794          5,805
Due 5-10 Years .................          2.83%          1,000            683
Mortgage-backed securities .....          6.36%         19,313         19,302
                                                      --------       --------
  Total held-to-maturity .......                      $ 35,525       $ 35,212
                                                      --------       --------
  Total investment securities ..                      $123,682       $126,463
                                                      ========       ========



LOAN PORTFOLIO

    The Company's gross loan portfolio at December 31, 1997 totaled $161.2 million, an increase of $23.8 million or 17% compared to the amount reported at December 31, 1996. This increase was primarily due to increased loan demand. The Company's gross loan portfolio increased $5.7 million to $137.4 million at December 31, 1996 compared to the amount reported at December 31, 1995.


                                                                                              December 31,
                                                                           ------------------------------------------------
                                                                           1997        1996       1995      1994       1993
                                                                           -----      ------     ------    ------     -----
                                                                                            (In Thousands)
Loans secured by one- to - four-family residential properties ........   $ 45,700   $ 43,100   $ 43,328   $26,925   $26,638
Loans secured by nonresidential properties ...........................     81,064     58,106     51,133    41,891    29,332
Loans to individuals .................................................     10,549      9,997      8,661     6,688     5,939
Loans to depository institutions .....................................       --         --        4,600       600      --
Commercial loans .....................................................     16,847     14,106     14,823    10,320    16,136
Construction loans ...................................................      5,784      5,534      4,292     4,754     2,496
Other loans ..........................................................      1,305      6,567      4,905     5,486     3,281
                                                                         --------   --------   --------   -------   -------
     Total gross loans ...............................................   $161,249   $137,410   $131,742   $96,664   $83,822
                                                                         ========   ========   ========   =======   =======

    The following tables set forth the contractual maturity and interest rate sensitivity of components of the loan portfolio at December 31, 1997 and 1996. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.


                                                                                 December 31, 1997
                                                                ----------------------------------------------------
                                                                 Within         1 - 5        Over 5
                                                                 1 year         Years         Years         Total
                                                                ---------     ---------     ---------      ---------
LOANS WITH PREDETERMINED INTEREST RATES:                                         (In Thousands)

Loans secured by one-to-four family residential properties       $   902       $17,720       $  8,716       $ 27,338
Loans secured by nonresidential properties ...............        11,040        39,613          4,711         55,364
Loans to individuals .....................................           999         6,934            212          8,145
Commercial loans .........................................         1,233         2,583           --            3,816
Construction loans .......................................         1,345          --             --            1,345
Other loans ..............................................           357           730            218          1,305
                                                                 -------       -------       --------       --------
     Total gross loans ...................................       $15,876       $67,580       $ 13,857       $ 97,313

LOANS WITH FLOATING INTEREST RATES:
Loans secured by one-to-four-family residential properties         7,782         2,721          7,859         18,362
Loans secured by nonresidential properties ...............         9,035         6,776          9,889         25,700
Loans to individuals .....................................         1,219         1,185           --            2,404
Commercial loans .........................................         7,077         5,684            270         13,031
Construction loans .......................................         3,055         1,384           --            4,439
                                                                 -------       -------       --------       --------
     Total gross loans ...................................        28,168        17,750         18,018         63,936
                                                                 -------       -------       --------       --------
                                                                 $44,044       $85,330       $ 31,875       $161,249
                                                                 =======       =======       ========       ========


    At the dates indicated in the foregoing loan tables, no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.


ASSET QUALITY

    Various degrees of risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. The senior lending officers of BCB and GFB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these procedures. Nonperforming assets include past due, nonaccrual and renegotiated and other real estate loans. Since lending is concentrated within the local market area, nonperforming loans were also made primarily to customers operating in the area. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with high unemployment levels and tax rates, as well as governmental actions and weakened market conditions which reduce the demand for credit among qualified borrowers, are also important determinants of the risk inherent in lending.


    PAST DUE, NONACCRUING AND RENEGOTIATED LOANS. It is the Company's policy to review monthly all loans which are past due as to principal or interest. The accrual of interest income on loans is discontinued when it is determined that such loans are either doubtful of collection or are involved in a protracted collection process. The current year's uncollected interest is reversed on such nonaccrual loans. Management has also restructured the terms of certain loans to accommodate changes in the financial condition of borrowers. A typical concession would be a reduction in the currently payable interest rate to one which is lower than the current market rate for new debt with similar risks; interest foregone would be deferred until maturity.

    The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated.

                                                                                   December 31,
                                                           -----------------------------------------------------------------
                                                              1997          1996           1995          1994         1993
                                                           ---------      --------        -------      --------     --------
                                                                                 (Dollars in Thousands)
Nonaccruing loans...................................          $1,741        $1,033         $1,422        $1,499       $2,138
Renegotiated loans..................................             521           726            517           526          669
                                                             -------        ------        -------       -------   ----------
   Total nonperforming loans........................           2,262         1,759          1,939         2,025        2,807
Loans past due 90 days and accruing.................             135           876          1,125            10            1
Other real estate...................................             373         1,834          2,070         1,184        1,451
                                                             -------       -------        -------       -------      -------
   Total nonperforming assets.......................          $2,770        $4,469         $5,134        $3,219       $4,259
                                                              ======        ======         ======        ======       ======
Nonperforming loans to total gross loans............           1.40%         1.28%          1.47%         2.09%        3.35%
Nonperforming assets to total gross loans  and other
    real estate owned...............................           1.71%         3.21%          3.84%         3.29%        5.08%
Nonperforming assets to total assets................            .86%         1.74%          2.03%         1.91%        2.83%
Allowance for loan losses to nonperforming  loans...         120.73%       144.40%        120.27%        90.07%       63.09%

    Nonperforming loans increased by $503,000 at December 31, 1997 compared to December 31, 1996. The increase is primarily due to the reclassification of certain loans from accruing to nonaccruing loans. If the nonaccruing loans in 1997 had continued to pay interest, interest income during 1997 would have increased by $291,000. If nonaccruing loans in 1996 had continued to pay interest, interest income during 1996 would have increased by $286,000.


POTENTIAL PROBLEM LOANS. As part of the loan review process, management routinely identifies performing loans where there is a doubt as to whether the borrowers will comply with the original loan repayment terms and thus allocates specific reserves against them. At December 31, 1997, such loans totaled $5.7 million with an allowance of $269,000 specifically allocated to them.


FOREIGN LOANS.  The Company has no foreign loans or any other foreign exposure.


ALLOWANCE FOR POSSIBLE LOAN LOSSES

    At December 31, 1997, the allowance for possible loan losses was $2.7 million as compared to $2.5 million at December 31, 1996. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, there are adequate reserves allotted. The level of the allowance is based on the ongoing evaluation by management of the respective Bank Subsidiaries of potential losses in the loan portfolio. Such evaluation includes consideration of the current financial status and credit standing of borrowers, prior loss experiences, results of periodic regulatory examinations, comments and recommendations of the Company's independent accountants, and management's judgment as to prevailing and anticipated real estate values and other economic conditions in the Bank Subsidiaries' market areas. Since future events that may affect these financial conditions are unpredictable, there is uncertainty as to the final outcome of the Bank Subsidiaries' loans and nonperforming assets.

    The following table represents transactions affecting the allowance for possible loan losses for the periods indicated.

                                                                             Year ended December 31,
                                                          ----------------------------------------------------------------
                                                            1997          1996           1995         1994           1993
                                                          --------      --------       --------     --------       -------
                                                                               (Dollars in Thousands)
Balance - beginning of period.....................          $2,540        $2,332         $1,824       $1,771        $2,001
Charge-offs:
  Commercial......................................           (356)          (21)          (589)        (164)         (694)
  Real estate - mortgages.........................               -         (281)          (364)         (57)         (140)
  Installment loans to individuals................             (9)          (63)           (82)         (43)          (38)
  Credit cards and related plans..................            (42)             -              -            -             -
                                                          --------    ----------    -----------   ----------    ----------
                                                             (407)         (365)        (1,035)        (264)         (872)
                                                           -------      --------       --------     --------      --------
Recoveries:
  Commercial......................................             104           124             87          100           152
  Real estate - mortgages.........................               7             9              -            -            10
  Installment loans to individuals................               1             9              3           45             2
  Credit cards and related plans..................               1            -               -            -             -
                                                         ---------     ----------     ---------   ----------     ---------
                                                               113           142             90          145           164
                                                          --------       --------      --------     --------       -------
Net charge-offs...................................           (294)         (223)          (945)        (119)         (708)
Provision for possible loan losses................             485           440            414          172           478
Adjustment (allowance for loan losses acquired
  from Family First)..............................               -           (9)          1,039            -             -
                                                         ---------     ---------        -------   ----------      --------
Balance - end of period...........................          $2,731        $2,540         $2,332       $1,824        $1,771
                                                            ======       =======        =======      =======        ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period.....            .20%          .16%           .79%         .13%          .80%

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The following table sets forth the allocation of the allowance for loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                        At December 31,
                             -------------------------------------------------------------------------------------------------------
                                           1997                               1996                              1995
                             --------------------------------- ---------------------------------- ---------------------------------
                                                          % of                               % of                              % of
                                                         Loans                              Loans                             Loans
                                                            to                                 to                                to
                                               % of      Total                   % of       Total                   % of      Total
                                 Amount   Allowance      Loans     Amount   Allowance       Loans     Amount   Allowance      Loans
                               --------   ---------    -------   --------  ----------     -------    -------  ----------    -------
                                                                                                        (Dollars in Thousands)
BALANCE AT END OF  PERIOD
ALLOCABLE TO:

Commercial..................     $1,077         39%        60%     $  859         34%         53%     $1,256         54%        53%
Real estate - construction..         47           2          4          -           -           4          -           -          3
Real estate - mortgages.....        898          33         29        670          26          31        662          28         33
Installment loans to
  individuals...............        280          10          7        206           8          12        296          13         11
Unallocated reserves........        429         16           -        805          32           -        118           5          -
                                -------      ------   --------    -------      ------     -------    -------      ------     ------
Total allowance for
    possible loan losses....     $2,731        100%       100%     $2,540        100%        100%     $2,332        100%       100%
                                 ======       =====       ====     ======        ====        ====     ======        ====       ====

                                                       At December 31,
                             ----------------------------------------------------------------------
                                            1994                                1993
                             ----------------------------------  ----------------------------------
                                                           % of                                % of
                                                          Loans                               Loans
                                                             to                                  to
                                                % of      Total                    % of       Total
                                 Amount    Allowance      Loans      Amount   Allowance       Loans
                                -------   ----------    -------     -------  ----------     -------
BALANCE AT END OF  PERIOD
ALLOCABLE TO:

Commercial..................    $   876          48%        54%      $  903         50%         54%
Real estate - construction..          -            -          5           -           -           3
Real estate - mortgages.....        457           25         27         437          25          32
Installment loans to
  individuals...............        215           12         14         190          11          11
Unallocated reserves........        276           15          -         241          14           -
                                -------       ------     ------     -------       -----     -------
Total allowance for
    possible loan losses....     $1,824         100%       100%      $1,771        100%        100%
                                 ======         ====       ====      ======        ====        ====

OTHER REAL ESTATE

    As of December 31, 1997, other real estate totaled $373,000, a decrease of $1.5 million or 80% compared to December 31, 1996. The decrease was primarily due to the sale of foreclosed properties. The $373,000 includes collateral acquired through foreclosure of loans, stated at the lower of the loan value or fair market value less estimated cost to sell. Management is actively seeking repayment through sale of the underlying collateral.


DEPOSITS

    As of December 31, 1997, total deposits were $257.6 million, an increase of $34.3 million or 15% over total deposits at December 31, 1996. The following table summarizes the average yield/rate of the components of average deposit liabilities for the years ended December 31, 1997, 1996 and 1995.

                                                                         At December 31,
                                       ----------------------------------------------------------------------------------------
                                                       Average                        Average                          Average
                                         1997       Yield/Rate         1996        Yield/Rate          1995         Yield/Rate
                                       --------     ----------      ----------     ----------      ----------      -----------
                                                                        (Dollars in Thousands)
Non interest-bearing deposits....     $  60,481              -       $  50,243              -       $  44,335                -
Savings and interest-bearing.....        76,466          2.21%          81,112          2.22%          74,207            2.55%
Time.............................        92,435          5.55%          86,277          5.34%          75,505            5.35%
                                      ---------                      ---------                      ---------
                                       $229,382                       $217,632                       $194,047
                                       ========                       ========                       ========

    Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.

                                                                                                At December 31, 1997
                                                                                                --------------------
                                                                                                   (In Thousands)
Three months or less...................................................................                $13,706
Over three months through twelve months................................................                 10,894
Over twelve months.....................................................................                  1,504
                                                                                                     ---------
                                                                                                       $26,104

SUBORDINATED DEBENTURES AND CANCELLABLE MANDATORY STOCK PURCHASE CONTRACTS

    In December 1993, the Company received gross proceeds of $5 million by issuing Redeemable Subordinated Debentures ("Debentures") (unsecured debt obligation of the Company) due November 1, 1998, at an interest rate of 8.5% payable quarterly. Concurrently, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") to purchase $5 million of the Company's common stock at a predetermined price of $8.88 (as adjusted for stock dividends) per share to be exercised no later than November 1, 1997. During November 1997 all of the outstanding Equity Contracts which had not previously been exercised were mandatorily exercised at the adjusted price of $8.88 per share. The Company issued 561,337 shares of common stock in connection with these November exercises. All of the Equity Contracts were exercised by the surrender of Debentures having a face amount equal to the amount of the Equity Contracts. Also in November 1997, the Company issued subordinated debentures in the principal amount of $803,000.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBT

    On May 21, 1997, the Company, through the Trust, sold 920,000 Preferred Securities at a price of $25 per Preferred Security, for a total of $23.0 million. The Preferred Securities have a distribution rate of 10% payable at the end of each calendar quarter. The Trust Preferred Securities are treated as Junior Subordinated Debentures on the Company's books and such currently qualify for Tier I capital treatment. The Preferred Securities do not have a maturity date and are callable by the Company on or about June 1, 2002, or earlier if certain contingencies arise. The Debentures mature in the year 2027, at which time the Preferred Securities must be redeemed.

INTEREST RATE SENSITIVITY

    Banks are concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest rate-sensitive and by monitoring an institution's interest rate-sensitivity gap. An asset or liability is considered to be interest rate-sensitive if it will mature or reprice within a specific time period. The interest rate-sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. The Bank Subsidiaries monitor their gap on a monthly basis, primarily their six-month and one-year maturities, and work to maintain their gap within a range of 10% to (25)%.

    The Company had a positive position with respect to its exposure to interest rate risk at December 31, 1997. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and the spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposure to interest rate risk.

    The following table summarizes, as of December 31, 1997, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                            Due within    Four to      One to        Two to         Over
                                                 Three     Twelve         Two          Five         Five                       Fair
                                                Months     Months       Years         Years        Years        Total         Value
                                           -----------    -------      ------      --------    ---------    ---------     ---------
                                                                            (Dollars in Thousands)
RATE-SENSITIVE ASSETS:
 Investment securities.................$       $20,441    $13,546     $26,160      $ 55,470      $11,159     $126,776      $126,463
                                    Rate         6.60%      6.35%       6.15%         6.63%        5.46%        6.39%             -
 Federal funds sold and deposit with bank $     11,182      1,290           -             -            -       12,472        12,472
                                    Rate         5.54%      6.60%           -             -            -        5.63%             -
  Total loans..........................$        54,103      7,152      13,913        71,282       14,406      160,856       161,807
                                    Rate         9.59%      5.88%       8.61%         8.63%        7.01%        8.82%              -
                                               -------    -------     -------      --------      -------    ---------  -------------
     Total rate-sensitive assets........       $85,726    $21,988     $40,073      $126,752      $25,565     $300,104      $300,742
                                               =======    =======     =======      ========      =======     ========      ========
RATE-SENSITIVE LIABILITIES:
Interest-bearing demand deposits.......$       $13,859    $     -    $  4,044      $ 22,505      $ 4,602    $  45,010     $  45,010
                                    Rate         2.04%          -       2.49%         1.72%        1.52%        1.87%             -
 Savings deposits......................$         8,265          -           -         4,151       15,087       27,503        27,503
                                    Rate         2.26%          -           -         2.22%        1.41%        1.79%             -
 Time deposits.........................$        27,781     25,944      52,224         6,572            -      112,521       112,739
                                    Rate         5.26%      5.68%       5.83%         5.67%            -        5.65%             -
  Other borrowings.....................$         6,338        803           -             -       23,000       30,141        30,141
                                    Rate         5.23%      8.50%           -             -       10.00%        8.96%              -
                                               -------    -------    --------   -----------       ------    ---------  -------------
     Total rate-sensitive liabilities...       $56,243    $26,747     $56,268      $ 33,228      $42,689     $215,175      $215,393
                                               -------    -------     -------      --------      -------     --------      --------
Interest rate-sensitivity gap...........        29,483    (4,759)    (16,195)        93,524     (17,124)       84,929
Interest rate-sensitivity gap as a percentage
 of total rate-sensitive assets.........         9.82%    (1.59%)     (5.40%)        31.10%      (5.69%)
Cumulative interest rate-sensitivity gap        29,483     24,724       8,529       102,053       84,929
                                                ======     ======       =====       =======       ======
Cumulative interest rate-sensitivity gap  as a
percentage of total rate-sensitive assets        9.82%      8.22%       2.84%        33.93%       28.24%

LIQUIDITY

    The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been highly liquid and its liquid funds are more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions. Management expects that this high liquidity trend will continue until such time as overall economic conditions improve and loan demand rises.

    Sources of liquidity at December 31, 1997 totaled $152.0 million or 47% of total assets, consisting of investment securities of $126.8 million and $25.2 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity sources were $112.5 million or 44% of total assets at December 31, 1996, consisting of investment securities in the amount of $89.7 million and cash and cash equivalents and interest-bearing due from banks in the amount of $22.8 million.

CAPITAL RESOURCES

    The Company's primary regulator, the Federal Reserve (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 1997, the minimum Tier I and the combined Tier I and Tier II capital ratios required by the Federal Reserve Board for capital adequacy purposes were 4% and 8%, respectively.

    In addition to the risk-based capital guidelines discussed above, the Federal Reserve requires that a bank holding company which meets that regulator's highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. Minimum leverage ratios for each entity will be evaluated through the ongoing regulatory examination process. Regulations have also been issued by the Bank Subsidiaries' primary regulator, the FDIC, establishing similar risk-based and leverage capital ratios which apply to each bank as a separate entity.

    The following table presents the risk-based and leverage capital ratios for the Company, GFB and BCB, respectively, as of December 31, 1997 and 1996.

                                                                                                              To Be Well
                                                                                                       Capitalized Under Prompt
                                                                               For Capital                Corrective Action
                                                 Actual                      Adequacy Purposes                Provisions
                                           ----------------------           ----------------------        -------------------
                                           Amount           Ratio           Amount           Ratio        Amount        Ratio
                                           ------           -----           ------           -----        ------        -----
                                                                        (Dollars in Thousands)
AS OF DECEMBER 31, 1997
  Total capital (to risk-weighted assets)
    Greater Community Bancorp.......         $52,433          26.19%          $16,015           8.00%  $         -              -
    Great Falls Bank................          14,954          12.60%            9,492           8.00%       11,865         10.00%
    Bergen Commercial Bank..........           8,517          14.21%            4,794           8.00%        5,993         10.00%
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp.......          35,908          17.94%            8,008           4.00%            -              -
    Great Falls Bank................          13,465          11.35%            4,746           4.00%        7,119          6.00%
    Bergen Commercial Bank..........           7,767          12.96%            2,397           4.00%        3,596          6.00%
Tier 1 capital  (to average assets)
    Greater Community Bancorp.......          35,908          12.71%           11,302           4.00%            -              -
    Great Falls Bank................          13,465           7.04%            4,746           4.00%        5,932          5.00%
    Bergen Commercial Bank..........           7,767           8.51%            3,651           4.00%        4,564          5.00%
AS OF DECEMBER 31, 1996
  Total capital (to risk-weighted assets)
    Greater Community Bancorp.......          27,146          17.29%           12,557           8.00%            -              -
    Great Falls Bank................          12,947          13.12%            7,894           8.00%        9,867         10.00%
    Bergen Commercial Bank..........           7,754          14.17%            4,376           8.00%        5,470         10.00%
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp.......          20,189          12.86%            6,279           4.00%            -              -
    Great Falls Bank................          11,706          11.86%            3,947           4.00%        5,920          6.00%
    Bergen Commercial Bank..........           7,089          12.96%            2,188           4.00%        3,501          6.00%
Tier 1 capital (to average assets)
    Greater Community Bancorp.......          20,189           8.01%           10,076           4.00%            -              -
    Great Falls Bank................          11,707           6.83%            6,880           4.00%        8,600          5.00%
    Bergen Commercial Bank..........           7,089           9.32%            3,044           4.00%        3,805          5.00%

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


IMPACT OF RECENT ACCOUNTING STANDARDS

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

    In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 is not expected to have a material effect on the presentation of the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the disclosure effect of SFAS No. 131 on its financial statements.


YEAR 2000

    The Company formally initiated an ongoing project in early 1997 to ensure that its financial condition, results of operations or liquidity will not be adversely affected by year 2000 computer software failures. A year 2000 project team, with representatives from all areas of the Company, has been formed. An inventory of all systems and products that could be affected by the year 2000 date change has been developed, verified and categorized as to its importance to the Company. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant and has planned a program of testing compliance. Management does not expect the costs of bringing the Company's systems into year 2000 compliance to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

ITEM 7A - FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            December 31,
                                                                                                   ----------------------------
ASSETS                                                                                               1997               1996
                                                                                                   ---------          ---------
CASH AND DUE FROM BANKS - Non interest-bearing...........................................          $  12,735          $  11,994
FEDERAL FUNDS SOLD.......................................................................             10,110              6,300
                                                                                                   ---------         ----------
         Total cash and cash equivalents.................................................             22,845             18,294
DUE FROM BANKS - Interest-bearing........................................................              2,362              4,481
INVESTMENT SECURITIES - Available-for-sale...............................................             91,251             52,251
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $35,212 and $36,970 at December 31, 1997 and 1996, respectively).....................             35,525             37,428
                                                                                                   ---------          ---------
                                                                                                     126,776             89,679
LOANS....................................................................................            161,249            137,410
  Allowance for possible loan losses.....................................................            (2,731)            (2,540)
  Unearned income........................................................................              (393)              (283)
                                                                                                 -----------        ----------
         Net loans.......................................................................            158,125            134,587
PREMISES AND EQUIPMENT, net..............................................................              5,439              3,203
OTHER REAL ESTATE........................................................................                373              1,834
ACCRUED INTEREST RECEIVABLE..............................................................              2,149              1,906
INTANGIBLE AND OTHER ASSETS..............................................................              3,916              2,522
                                                                                                  ----------         ----------
TOTAL ASSETS.............................................................................           $321,985           $256,506
                                                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing..................................................................          $  72,521          $  59,588
   Interest-bearing......................................................................             45,010             55,882
   Savings...............................................................................             27,503             25,918
   Time (includes deposits' $100 and over of $26,104 and $25,184
       at December 31, 1997 and 1996, respectively)......................................            112,521             81,854
                                                                                                    --------          ---------
         Total deposits..................................................................            257,555            223,242

ACCRUED INTEREST PAYABLE.................................................................              2,053              1,466
OTHER LIABILITIES........................................................................              2,975              1,590
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...........................................              6,338              4,159
REDEEMABLE SUBORDINATED DEBENTURES.......................................................                803              4,988
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT....................................................................             23,000                  -
                                                                                                   ---------       ------------
         Total liabilities...............................................................            292,724            235,445
                                                                                                    --------           --------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value: 1,000,000 shares authorized, none outstanding......                  -                  -
  Common stock, par value $1 per share: 10,000,000 shares authorized, 2,647,016 and
     1,891,733 shares outstanding at December 31, 1997 and 1996, respectively............              2,647              1,892
  Additional paid-in capital.............................................................             25,138             17,841
  Retained earnings (Accumulated deficit)................................................              (391)              1,209
  Net unrealized holding gains on investment securities available-for-sale...............              1,867                307
  Treasury stock (-0- and 12,596  at December 31, 1997 and 1996, respectively, at cost)..                 -               (188)
                                                                                              --------------       -----------
         Total shareholders' equity......................................................            29,261             21,061
                                                                                                  ----------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................................          $321,985            $256,506
                                                                                                   =========           ========

             The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                               26

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         For the Years Ended
                                                                                                             December 31,
                                                                                                    ----------------------------
                                                                                                       1997              1996
                                                                                                    ---------          ---------
INTEREST INCOME:
    Loans, including fees.................................................................            $13,625            $12,621
    Investment securities.................................................................              6,241              5,569
    Federal funds sold and deposits with banks............................................                682                503
                                                                                                    ---------          ---------
         Total interest income............................................................             20,548             18,693

INTEREST EXPENSE:
    Deposits..............................................................................              6,817              6,404
    Short-term borrowings.................................................................                366                312
    Long-term borrowings..................................................................              1,765                438
                                                                                                     --------          ---------
         Total interest expense...........................................................              8,948              7,154
                                                                                                     --------           --------
NET INTEREST INCOME.......................................................................             11,600             11,539
PROVISION FOR POSSIBLE LOAN LOSSES .......................................................                485                440
                                                                                                    ---------          ---------
         Net interest income after provision for losses...................................             11,115             11,099
OTHER INCOME
    Service charges on deposit accounts...................................................              1,481              1,174
    Credit card fee income................................................................                  -                182
    Other commission and fees.............................................................                627                 48
    Gain on sale of securities............................................................                216                 51
    All other income......................................................................                381                474
                                                                                                    ---------          ---------
         Total other income...............................................................              2,705              1,929
OTHER EXPENSES:
     Salaries and employee benefits.......................................................              4,741              4,144
     Occupancy and equipment..............................................................              2,139              1,958
     Regulatory, professional and other fees..............................................                734                696
     FDIC insurance assessment............................................................                 52                340
     Computer services....................................................................                167                249
     Office expenses......................................................................                570                510
     Other real estate operating expenses.................................................                 60                304
     All other operating expenses.........................................................              1,312              1,262
                                                                                                     --------           --------
         Total other expenses.............................................................              9,775              9,463
                                                                                                     --------           --------
    Income before income taxes and minority interest......................................              4,045              3,565

PROVISION FOR INCOME TAXES ...............................................................              1,495              1,312
                                                                                                     --------           --------
    Income before minority interest.......................................................              2,550              2,253

MINORITY INTEREST.........................................................................                 50                 84
                                                                                                   ----------         ----------

NET INCOME................................................................................             $2,600            $ 2,337
                                                                                                       ======            =======

Net income per share - basic..............................................................            $  1.20            $  1.13
                                                                                                      =======            =======

Net income per share - diluted ...........................................................            $  1.13            $  1.07
                                                                                                      =======            =======


              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                               27

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                 Net
                                                                                          Unrealized
                                                                                                Gain
                                                            Additional                 on Securities                         Total
                                                 Common        Paid-in     Retained       Available-     Treasury    Shareholders'
                                                  Stock        Capital     Earnings         for-Sale        Stock           Equity
                                                  -----        -------     --------         --------        -----           ------

BALANCE, January 1, 1996..................       $1,709        $15,231      $ 2,102         $    553      $     -          $19,595

  Net income - 1996.......................            -              -        2,337                -            -            2,337
  10% stock dividend......................          171          2,520      (2,697)                -            -              (6)
  Exercise of stock options...............           12             90            -                -            -              102
  Cash dividends..........................            -              -        (533)                -            -            (533)
  Change in net unrealized holding loss
       on securities available-for-sale...            -              -            -            (246)            -            (246)
  Purchase of treasury stock..............           -              -             -                -        (188)            (188)
                                           ------------   ------------  -----------      -----------       -----        ---------

BALANCE, December 31, 1996................       $1,892        $17,841      $ 1,209         $    307       $(188)          $21,061

  Net income  - 1997 .....................            -              -        2,600                -            -            2,600
  10% stock dividend......................          189          3,211      (3,400)                -            -                -
  Exercise of stock options...............           50            400            -                -            -              450
  Exercise of equity contracts............          560          4,433            -                -            -            4,993
  Cash dividends..........................            -              -        (800)                -            -            (800)
  Change in net unrealized holding gain
       on  securities available-for-sale..            -              -            -            1,560            -            1,560
  Purchase of treasury stock..............            -              -            -                -        (156)            (156)
  Retirement of treasury stock ...........         (44)          (747)            -               -          344             (447)
                                              ---------     ----------  -----------      -----------      -------       ----------

BALANCE, December 31, 1997                      $2,647        $25,138     $   (391)          $1,867       $    -          $29,261
                                                =======       ========    =========          =======      =======         =======


              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                               28

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                     For the Years Ended
                                                                                                          December 31,
                                                                                                 ----------------------------
                                                                                                     1997              1996
                                                                                                 ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................................         $  2,600          $  2,337
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................            1,056             1,056
    Accretion of discount on securities, net..............................................            (127)             (241)
    Accretion of discount on debentures...................................................               11                12
    Realization of discount on securities sold............................................             (88)                 3
    Gain on sale of securities, net.......................................................           ( 216)              (51)
    Provision for possible loan losses....................................................              485               440
    Deferred income tax provision (benefit)...............................................            (233)             (267)
    Decrease (increase) in accrued interest receivable....................................            (243)                71
    Decrease (increase) in other assets...................................................          (1,394)               107
    Increase in accrued interest and other liabilities....................................           1,972                104
                                                                                                 ----------        ----------
              Net cash provided by operating activities...................................           3,823              3,571
                                                                                                 ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale securities -
      Purchases...........................................................................         (62,411)          (18,962)
      Sales...............................................................................           10,986             5,472
      Maturities..........................................................................           14,339             9,004
   Held-to-maturity securities -
      Purchases...........................................................................          (9,177)          (23,089)
      Maturities..........................................................................           11,079            21,812
   Net decrease (increase) in interest-bearing deposits with banks........................            2,119           (3,333)
   Net increase in loans..................................................................         (23,728)           (5,920)
   Capital expenditures...................................................................          (3,184)             (824)
   Decrease in other real estate..........................................................           1,549                236
              Net cash used in investing activities.......................................         (58,428)          (15,604)
                                                                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposit accounts....................................................           34,313               476
      Increase in securities sold under agreement to repurchase...........................            2,179             1,403
      Proceeds from issuance of subordinated debt.........................................           23,000                 -
      Proceeds from exercise of equity contracts.........................................               165                 -
      Dividends paid......................................................................            (800)             (533)
      Proceeds from exercise of stock options.............................................              450               102
      Purchases of treasury stock.........................................................            (156)             (188)
      Other, net..........................................................................               5                21
                                                                                               ------------       ----------
              Net cash provided by financing activities...................................          59,156             1,281
                                                                                                  ---------         --------
              Net increase (decrease) in cash and cash equivalents........................            4,551          (10,752)

CASH AND CASH EQUIVALENTS, beginning of period ...........................................          18,294             29,046
                                                                                                  ---------          --------

CASH AND CASH EQUIVALENTS, end of period..................................................         $22,845            $18,294
                                                                                                   ========           =======


            The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              29

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    The Company, through its subsidiary banks, Great Falls Bank (GFB) and Bergen Commercial Bank (BCB) (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through eleven full service offices located in Bergen and Passaic counties, New Jersey. Great Falls Investment Company, Inc. is a wholly-owned subsidiary of GFB, and BCB Investment Company, Inc. is a wholly-owned subsidiary of BCB. The primary business of these subsidiaries is to own and manage the investment portfolios of their respective parent banks. In 1996, the Company changed its name to Greater Community Bancorp from Great Falls Bancorp to reflect the expanded embraced range of businesses under its umbrella.

    In April 1997, GCB Capital Trust (the "Trust"), a wholly-owned nonbank subsidiary was formed. The Trust was created under the Business Trust Act of Delaware for the sole purpose of issuing and selling Preferred Securities and Common Securities and using proceeds from the sale of the Preferred Securities and Common Securities to acquire Junior Subordinated Debentures issued by the Company. Accordingly, the Junior Subordinated Debentures will be the sole assets of the Trust and the payments under the Junior Subordinated Debentures will be the sole revenue of the Trust. All of the Common Securities are owned by the Company.

    In July 1997, GCB Realty, L.L.C., ("Realty") a New Jersey limited liability company located in Totowa, New Jersey, was formed. The purposes of Realty are to engage in acquiring and managing real estate properties. In July 1997, Realty consummated the purchase of a property for $1.8 million in Bergen County, New Jersey. BCB is one of the tenants. Four tenants lease space in the building.

    Greater Community Services, Inc. (formerly known as Great Falls Financial Services, Inc.) is a wholly-owned nonbank subsidiary of the Company. The entity was reactivated in 1997. Currently, it provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

    In October 1996, the Company formed Greater Community Financial, L.L.C. ("Greater Community Financial"), a New Jersey limited liability company located in Clifton, New Jersey. Greater Community Financial is a registered broker-dealer. At December 31, 1997 and 1996, Greater Community Financial had assets of $407,000 and $313,000 and member capital of $396,000 and $311,000, respectively.

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

    In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 is not expected to have a material effect on the presentation of the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the disclosure effect of SFAS No. 131 on its financial statements.

FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No.107 requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

INVESTMENT SECURITIES

    The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities which the Company has the ability and intent to hold-to-maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company does not engage in securities trading. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

    Loans that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees, and an allowance for loan losses. The allowance for loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for possible loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by management.

    Interest income on loans is credited to operations based upon the principal amount outstanding. The net amounts of loan origination fees, direct loan origination costs and loan commitment fees are deferred and recognized over the lives of the related loans as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued. A loan is generally classified as nonaccrual when principal and interest have consistently been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

    The Company follows SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in this standard.

    The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurred after December 31, 1996. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

    On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" , which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the Company's consolidated financial position or results of operations.

OTHER REAL ESTATE

    Other real estate owned, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or the fair value less estimated disposal costs of the acquired property.

INTANGIBLE AND OTHER ASSETS

    Intangible assets represent the excess of the cost over the fair value of net assets of acquired businesses. Intangible assets at December 31, 1997 and 1996, were approximately $458,000 and $566,000, respectively and are being charged to operations on a straight line basis over a seven-year period which coincides with the average life of the assets acquired. The amortization charged to income was $108,000 and $111,000 for the years ended December 31, 1997 and 1996, respectively.

    Financing costs related to the issuance of the Debentures are being amortized over the life of the instruments and are included in other assets.

MORTGAGES  HELD FOR SALE

    Mortgages held for sale are recorded at cost which approximates market. Gains or losses on such sales are recognized at the time of sale in an amount equal to the present value of the difference between the effective interest rate to the Bank Subsidiaries and the net yield to the investor, excluding normal future loan servicing fees, over the estimated remaining lives of the loans sold, adjusted for prepayments. There were no loans held for sale at December 31, 1997 and 1996.

FEDERAL INCOME TAXES

    The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for possible losses on loans, interest on nonaccrual loans and acquired net operating loss carryforwards. The Company and its subsidiaries file a consolidated Federal income tax return.

DIVIDEND RESTRICTIONS

    New Jersey state law permits the payment of dividends from a bank subsidiary to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 1997 and 1996, GFB had $5.9 million and $6.5 million and BCB had $3.4 million and $1.6 million of funds available for the payment of dividends to the Company, respectively.

STATEMENTS OF CASH FLOWS

    Cash and cash equivalents are defined as cash on hand, non interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $1.5 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively. Cash paid for interest was $8.4 million and $7.3 million for the years ended December 31, 1997 and 1996, respectively.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1997 and 1996 were approximately $201,000 and $143,000, respectively.

STOCK OPTIONS

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. The standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

NET INCOME PER SHARE

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share calculations for 1996 have been restated to reflect the adoption of SFAS No. 128.

    All weighted average actual shares or per share information in the financial statements has been adjusted retroactively for the effect of stock dividends.

RECLASSIFICATIONS

    Certain reclassifications have been made in the 1996 financial statements to conform to the classifications used in 1997.

NOTE 2 INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and estimated fair market value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                     For the Years Ended December 31,
                                    ------------------------------------------------------------------
                                                                   1997
                                    ------------------------------------------------------------------
                                                           Gross              Gross           Fair
                                        Amortized       Unrealized         Unrealized        Market
                                          Cost             Gain              Losses           Value
                                    ---------------- -----------------  ----------------- -------------
AVAILABLE-FOR-SALE                                             (In Thousands)
U.S. Treasury and  U.S.
   Government agencies securities..          $33,590           $   294           $      -       $33,884
State and political
   subdivisions....................              558                 -                  -           558
Other debt and equity
   securities......................           13,410             2,844                 10        16,244
Mortgage-backed securities:
      FHLMC .......................           33,298                47                117        33,228
      FNMA.........................            7,301                43                  7         7,337
                                           ---------          --------            -------     ---------
                                              40,599                90                124        40,565
                                            --------          --------              -----      --------
                                             $88,157            $3,228               $134       $91,251
                                             =======            ======               ====       =======
HELD-TO-MATURITY
U.S. Treasury and  U.S.
   Government agencies securities..          $14,822           $    93               $396       $14,519
State and political
   subdivisions....................            1,390                 1                  -         1,391
Mortgage-backed securities:
      FHLMC .......................           10,242                38                 19        10,261
      FNMA.........................            9,071                 6                 37         9,041
                                           ---------          --------              -----     ---------
                                              19,313                44                 56        19,302
                                            --------          --------              -----      --------
                                             $35,525            $  138               $452       $35,212
                                             =======            ======               ====       =======

                                                   For the Years Ended December 31,
                                    -----------------------------------------------------------------
                                                                  1996
                                    -----------------------------------------------------------------
                                                          Gross              Gross           Fair
                                       Amortized       Unrealized         Unrealized        Market
                                         Cost             Gain              Losses           Value
                                    --------------- -----------------  ----------------- ------------
AVAILABLE-FOR-SALE                                             (In Thousands)
U.S. Treasury and  U.S.
   Government agencies securities..         $36,673              $213              $  25      $36,861
State and political
   subdivisions....................           1,006                 -                  -        1,006
Other debt and equity
   securities......................           6,192               215                  -        6,407
Mortgage-backed securities:
      FHLMC .......................           3,076                39                  -        3,115
      FNMA.........................           4,803                59                  -        4,862
                                           --------            ------            -------     --------
                                              7,879                98                  -        7,977
                                           --------            ------            -------     --------
                                            $51,750              $526              $  25      $52,251
                                            =======              ====              =====      =======
HELD-TO-MATURITY
U.S. Treasury and  U.S.
   Government agencies securities..         $18,996              $135               $529      $18,602
State and political
   subdivisions....................             393                 -                  3          390
Mortgage-backed securities:
      FHLMC .......................          12,210                16                 21       12,205
      FNMA.........................           5,829                 3                 59        5,773
                                          ---------            ------              -----    ---------
                                             18,039                19                 80       17,978
                                           --------             -----              -----     --------
                                            $37,428              $154               $612      $36,970
                                            =======              ====               ====      =======

                                       34

    The amortized cost and estimated market value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   December 31, 1997
                                                                          ------------------------------------
                                                                          Amortized                Fair Market
                                                                           Cost                    Value
                                                                           ----                    -----
                                                                                     (In Thousands)
AVAILABLE-FOR-SALE

Due in one year or less.................................                    $20,212                    $20,280
Due after one year through five years...................                     13,600                     13,774
Due after five years through ten years..................                        336                        388
Mortgage-backed securities..............................                     40,599                     40,565
Other debt and equity securities .......................                     13,410                     16,244
                                                                           --------                   --------
                                                                            $88,157                    $91,251
                                                                            =======                    =======
HELD-TO-MATURITY

Due in one year or less.................................                    $ 9,418                   $  9,422
Due after one year through five years...................                      5,794                      5,805
Due after five years through ten years..................                      1,000                        683
Mortgage-backed securities..............................                     19,313                     19,302
                                                                           --------                   --------
                                                                            $35,525                    $35,212
                                                                            =======                    =======

    Proceeds from sales of available-for-sale securities for the years ended December 31, 1997 and 1996 were $11.0 million and $5.5 million, respectively. Gross gains of $216,000 and $51,000 were realized on these sales for the years ended December 31, 1997 and 1996, respectively. Gross losses were not significant for the years ended December 31, 1997 and 1996.

    Securities with a carrying value of $17.5 million and $13.7 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.



NOTE 3  LOANS

    Major classifications of loans are as follows:

                                                                                    December 31,
                                                                            ----------------------------
                                                                               1997               1996
                                                                               ----               ----
                                                                                   (In Thousands)
Loans secured by one- to four-family residential properties.......          $  45,700          $  43,100
Loans secured by nonresidential properties........................             81,064             58,106
Loans to individuals..............................................             10,549              9,997
Commercial loans..................................................             16,847             14,106
Construction loans................................................              5,784              5,534
Other loans.......................................................              1,305              6,567
                                                                             --------           --------
                                                                             $161,249           $137,410
                                                                             ========           ========

    The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                                               December 31,
                                                                                           ----------------------
                                                                                           1997            1996
                                                                                           ----            ----
                                                                                               (In Thousands)

Nonaccrual loans.............................................................              $1,741          $1,033
Renegotiated loans...........................................................                 521             726
                                                                                         --------         -------
  Total nonperforming loans..................................................              $2,262          $1,759
                                                                                           ======          ======

Loans 90 days or more past due and still accruing............................             $   135         $   876
                                                                                          =======         =======
Gross interest income which would have been recorded under original terms....             $   291         $   286
                                                                                          =======         =======

    The balance of impaired loans was $1.3 million and $711,000 at December 31, 1997 and 1996, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $156,000 and $316,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans was $1.0 million and $1.1 million at December 31, 1997 and 1996, respectively. The income recognized on impaired loans for the years ended December 31, 1997 and 1996, were $19,000 and $0, respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash basis when both the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation to the Bank Subsidiaries. If these factors do not exist, the Bank Subsidiaries will not recognize income.

    The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1997, loans outstanding to these related parties amounted to $3.8 million. An analysis of activity in loans to related parties at December 31, 1997, resulted in new loans of $2.4 million and repayments of $1.5 million. All such loans are current as to principal and interest payments at December 31, 1997.



NOTE 4  ALLOWANCE FOR POSSIBLE LOAN LOSSES

    An analysis of the allowance for possible loan losses is as follows:

                                                                              Years ended December 31,
                                                                              ------------------------

                                                                               1997              1996
                                                                               ----              ----

                                                                                  (In Thousands)

Balance at beginning of year......................................            $2,540             $2,332
Acquired businesses...............................................                 -                (9)
Provision charged to operations...................................               485                440
Charge-offs.......................................................              (407)              (365)
Recoveries........................................................               113                142
                                                                             --------          --------
Balance at end of year............................................            $2,731             $2,540
                                                                              =======            ======

NOTE 5  PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                                    December 31,
                                                      Estimated              ---------------------------
                                                     Useful Lives              1997              1996
                                                     ------------            ----------        ---------
                                                                                    (In Thousands)
Land.............................................                  -            $   617            $   124
Buildings and improvements.......................      5 to 20 years              2,468                481
Furniture, fixtures and equipment................      3 to 10 years              3,897              3,327
Leasehold improvements...........................      3 to 40 years              2,130              1,982
                                                                                -------            -------
                                                                                  9,112              5,914
Less accumulated depreciation and amortization...                                 3,673              2,711
                                                                                 ------            -------
                                                                                 $5,439             $3,203
                                                                                 ======             ======


NOTE 6  DEPOSITS

    At December 31, 1997, the schedule of maturities of Certificates of Deposit is as follows:

                                                                 (In Thousands)
1998.............................................................      $105,947
1999.............................................................         4,343
2000.............................................................         1,207
2001.............................................................           510
2002 ............................................................           514
                                                                    -----------
                                                                       $112,521
                                                                    ===========

NOTE 7  DEBT

FEDERAL HOME LOAN BANK ADVANCES

    The Company has a line of credit for $15.9 million with the Federal Home Loan Bank (FHLB) which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1997 and 1996 there were no outstanding balances.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBT

    In May 1997, the Company issued $23 million of 10.00% of junior subordinated debentures to GCB Capital Trust, a Delaware Business Trust, in which the Company owns all of the common equity. The trust issued $23 million of Preferred Securities to investors, secured by the junior subordinated debentures and guarantee of the Company. The junior subordinated debentures mature in the year 2027. Although the junior subordinated debentures will be treated as debt of the Company, they currently qualify for Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company.

SUBORDINATED DEBENTURES AND CANCELLABLE MANDATORY STOCK PURCHASE CONTRACTS

    The Company issued $5.0 million of 8.5% Redeemable Subordinated Debentures ("Debentures") due November 1, 1998, interest payable quarterly. In addition to the Debentures, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $5.0 million in common stock at a price of $8.88 (as adjusted for stock dividends) per share no later than November 1, 1997, and permitting the purchase of common stock in that amount prior to that date. The purchase price under the Equity Contracts could be paid by the surrender of the Debentures with a principal amount equal to the amount of the common stock to be purchased. During November 1997, all of the outstanding stock purchase contracts which had not previously been exercised were mandatorily exercised at the adjusted price of $8.88 per share. The Company issued 561,337 shares of common stock in connection with these November exercises. Subordinated debentures in the principal amount of $803,000 were outstanding at December 31, 1997.


NOTE 8  INCOME TAXES

    The provision for income taxes was as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                               1997               1996
                                                                               ----               ----
                                                                                    (In Thousands)
Federal
   Current.................................................................    $1,512            $1,452
   Deferred................................................................     (233)             (267)
State......................................................................       216               127
                                                                               ------           -------
                                                                               $1,495            $1,312
                                                                               ======            ======

    The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                               1997               1996
                                                                               ----               ----
                                                                                   (In Thousands)
Tax at statutory rate......................................................    $1,392           $1,241
Increase (reduction) in tax resulting from:
 Tax-exempt income.........................................................     (46)              (22)
 Amortization of intangible assets.........................................       36               37
 State income tax, net of federal benefit..................................      142               84
Other......................................................................      (29)             (28)
                                                                               ------           -------
 Provision for income taxes.......................... .....................    $1,495           $1,312
                                                                               ======           =======


The net deferred tax asset consists of the following:

                                                                                     December 31,
                                                                                     ------------
                                                                               1997               1996
                                                                               ----               ----
                                                                                    (In Thousands)
Allowance for possible losses on loans and other real estate..............    $   720             $   604
Interest income on nonaccrual loans.......................................        303                 237
Depreciation and amortization.............................................        202                  76
Acquired net operating loss carryforward..................................        231                 272
Difference between book and tax basis of assets acquired..................        351                 370
Unrealized holding gain on investment securities available-for-sale.......    (1,227)               (194)
Other.....................................................................      (112)                (97)
                                                                             --------              ------
    Total net deferred tax asset (included in other assets)...............   $   468               $1,268
                                                                             ========              ======


    At December 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $700,000. This net operating loss carryforward originated from pre-acquisition losses at Family First. Subject to certain yearly limitations, the Company can utilize the pre-acquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 9  SHAREHOLDERS' EQUITY

    On July 31, 1997 and July 31, 1996, the Company paid 10% stock dividends on its common stock to shareholders of record on July 15, 1997 and July 15, 1996, respectively.

    In April 1996, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 4,000,000 shares to 10,000,000 shares.


NOTE 10 EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                                                   For Year Ended December 31, 1997
                                                                   --------------------------------
                                                              Income             Shares          Per Share
                                                           (Numerator)       (Denominator)         Amount
                                                           -----------       -------------         ------
                                                               (In Thousands, except for per share data)
BASIC EPS
Net income available to common stockholders......             $2,600             $2,173              $1.20
EFFECT OF DILUTIVE SECURITIES
Options..........................................                  -                 78              (.04)
Equity Contracts.................................                208                231              (.03)
                                                             -------             ------           --------
DILUTED EPS
Net income available to common stockholders
  plus assumed conversions.......................             $2,808             $2,482             $1.13
                                                              ======             ======             =====

Options to purchase 4,500 shares of common stock at $19.38 were outstanding during 1997. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

                                                                 For Year Ended December 31, 1996
                                                                 --------------------------------
                                                              (In Thousands, except for per share data)

BASIC EPS
Net Income available to common stockholders......             $2,337             $2,067              $1.13
EFFECT OF DILUTIVE SECURITIES
Options..........................................                  -                 91              (.05)
Equity Contracts.................................                255                271              (.01)
                                                            --------            -------            -------
DILUTED EPS
Net Income available to common stockholders
   plus assumed conversions......................             $2,592             $2,429             $1.07
                                                              ======             ======             =====

NOTE 11  STOCK OPTIONS

    The Company adopted a nonstatutory stock option plan in 1988 (the "1988 Plan") allowing for the granting to employees of options to acquire up to a maximum of 111,304 shares of the Company's common stock. Effective with the approval of the 1996 Employee Plan no further shares will be granted under the 1988 Plan. At December 31, 1997, options to purchase 44,698 shares were outstanding and expire on December 31, 1998.

    The Company adopted a nonstatutory stock option plan in 1993 (the "1993 Plan") authorizing the granting of options to purchase shares of the Company's common stock to individuals who were then directors of GFB. All options authorized by the 1993 Plan were granted during 1993 and no further options are available for grants under that plan. During 1996, all outstanding options were exercised under the 1993 Plan.

    The Company adopted a nonstatutory stock option plan in 1994 (the "1995 Plan") allowing for the Company's Board of Directors to grant, to the individuals who were directors of GFB at that time, options to purchase a total of 35,937 shares of the Company's common stock. During 1997, all outstanding options were exercised under the 1995 Plan.

    The Company adopted two additional stock option plans in 1996. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. Effective with the approval of the 1996 Employee Plan, no additional shares will be granted under the 1988 Plan. A total of 242,000 shares is authorized to be granted under the 1996 Employee Plan. During 1997 and 1996, options to acquire 9,450 and 123,420 shares were granted under this plan. At December 31, 1997, options to purchase a total of 127,700 shares were outstanding under the 1996 Employee Plan. The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 114,950 shares is authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 114,950 shares were granted under this plan. At December 31, 1997, options to purchase a total of 114,377 shares were outstanding under the 1996 Directors Plan.

    Had compensation cost for the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                  1997               1996
                                                                                  ----               ----
                                                             (In Thousands, except per share data)
Net income....................................... As reported                    $2,600             $2,337
                                                  Pro forma                      $2,511             $2,300
Net income per share - basic..................... As reported                     $1.20              $1.13
                                                  Pro forma                       $1.16              $1.11
Net income per share - diluted................... As reported                     $1.13             $ 1.07
                                                  Pro forma                       $1.09             $ 1.05

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2.2% for both years; expected volatility of 27% and 35%; risk-free interest rates of 6.43% and 6.35% percent; and expected lives of 10 years for both years.

    A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996 and the change during the years ending on those dates is represented below.

                                                         1997                                1996
                                              ----------------------------         ----------------------------
                                                                  Weighted                             Weighted
                                                                   Average                              Average
                                                                  Exercise                             Exercise
                                               Shares                Price            Shares              Price
                                               ------                -----            ------              -----
Outstanding, beginning of year.........          332,436            $12.46           106,778            $  8.14
Granted................................            9,450             17.32           238,370              14.13
Exercised..............................         (50,527)              9.02          (11,695)               8.05
Terminated.............................          (4,584)             14.08           (1,017)               9.39
                                               ---------            ------         --------            --------
Outstanding, end of year...............         286,775             $13.21          332,436              $12.46
                                                ========            ======          ========            =======
Options exercisable at year-end........           18,038                              36,249
                                                ========                            ========
Weighted average fair value of
   options granted during the year.....                             $ 7.19                              $ 7.53
                                                                    ======                              ======

    The following table summarizes information about nonqualified options outstanding at December 31, 1997.

                                        Options Outstanding                               Options Exercisable
                    ----------------------------------------------------------      ------------------------------------
                               Number              Weighed                                    Number
                       Outstanding at              Average           Weighted-        Outstanding at           Weighted-
 Range of Exercise       December 31,            Remaining             Average          December 31,             Average
      Prices                    1997      Contractual Life      Exercise Price                  1997      Exercise Price
      ------         ----------------    -----------------      --------------      ----------------      --------------
   $ 6.21 - 7.68               26,675               1 year             $  6.64                10,141              $ 6.61
  $ 9.39 - 13.95              229,200           7.45 years              $13.59                 7,897              $13.95
  $15.45 - 19.38               30,900              8 years              $16.11                     -                   -

NOTE 12  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Company were approximately $183,000 and $139,000 for the years ended December 31, 1997 and 1996, respectively.


NOTE 13  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

    The Company and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2007, containing certain renewal options. Rent expenses charged to operations approximated $681,000 and $621,000 for the years ended December 31, 1997 and 1996, respectively. Included in these amounts is $146,000 per year which is paid to a general partnership that includes two directors of the Company.

    As of December 31, 1997, future minimum annual rental payments under these leases are as follows:

1998............................................................. $ 695,000
1999.............................................................   671,000
2000.............................................................   540,000
2001.............................................................   269,000
2002.............................................................    64,000
                                                                 ----------
     Total.......................................................$2,239,000
                                                                 ==========

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


NOTE 14   FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

    The Bank Subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank Subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

    Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                   December 31,
                                                                             ------------------------
                                                                             1997             1996
                                                                             ------           ------
Financial instruments whose contract amounts represent credit risk               (In Thousands)
     Commitments to extend credit.................................           $30,221          $22,100
     Standby letters of credit and  financial guarantees written..             1,468            1,144

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

    Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1997 varies up to 100%.

    The Bank Subsidiaries grant various commercial and consumer loans, primarily within the State of New Jersey. Although the Bank Subsidiaries have diversified loan portfolios, a substantial portion of the ability of their borrowers to honor their loan payment obligations in a timely fashion is dependent on the success of the real estate industry. The distribution of commitments to extend credit approximates the distribution of loans' outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.


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

    Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1997 and 1996 are outlined below.

    For cash and due from banks, the recorded book values of $22.8 million and $18.3 million at December 31, 1997 and 1996, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $2.4 million and $4.5 million at December 31, 1997 and 1996, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 1997 and 1996, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

    The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 1997 and 1996.

                                                            1997                              1996
                                                   -------------------------        ------------------------
                                                   Carrying        Estimated        Carrying       Estimated
                                                     Amount       Fair Value         Amount       Fair Value

                                                                        (In Thousands)
Investment securities available-for-sale.          $ 91,251         $ 91,251        $ 52,251        $ 52,251
Investment securities  held-to-maturity..            35,535           35,212          37,428          36,970
Loans....................................           160,856          161,807         137,127         137,257

    The estimated fair values of demand deposits (i.e., interest (NOW) and non interest-bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

    The following table describes the carrying amounts and estimated fair values of time deposits and securities sold under agreements to repurchase at December 31, 1997 and 1996.

                                                                1997                          1996
                                                      ------------------------      ------------------------
                                                      Carrying       Estimated      Carrying       Estimated
                                                        Amount      Fair Value        Amount      Fair Value

                                                                           (In Thousands)
Time deposits..................................       $112,521        $112,739       $81,854         $82,540
Securities sold under agreements to repurchase.          6,338           6,338         4,159           4,159


    The fair values of the 8.5% redeemable subordinated debentures totaling $803,000 and $5 million are estimated to approximate their recorded book balances at December 31, 1997 and 1996, respectively. The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $23.0 million at December 31, 1997 approximates fair market value.

    There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totaled approximately $31.7 million and $23.2 million at December 31, 1997 and 1996, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.


NOTE 16 REGULATORY MATTERS AND CAPITAL REQUIREMENTS

    The Company and the Bank Subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies including the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets. As of December 31, 1997, management believes that the Company and the Bank Subsidiaries meet all capital adequacy requirements to which they are subject.

    As of December 31, 1997, the Company and the Bank Subsidiaries had the capital ratios indicated on the following table, and met all regulatory requirements for classification as "well-capitalized" institutions. To be categorized as well capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events which have occurred that management believes have changed the category of the Company or either of the Bank Subsidiaries.

                                                                                                     To Be Well Capitalized
                                                                                                          Under Prompt
                                                                            For Capital                Corrective Action
                                                Actual                   Adequacy Purposes                 Provisions
                                           --------------------          ---------------------         ---------------------
                                           Amount         Ratio          Amount          Ratio         Amount          Ratio
                                           ------         -----          ------          -----         ------          -----

                                                                      (Dollars in Thousands)
AS OF DECEMBER 31, 1997
  Total capital (to risk-weighted assets)
    Greater Community Bancorp......          $52,433        26.19%         $16,015          8.00%        $     -             -
    Great Falls Bank...............           14,954        12.60%           9,492          8.00%         11,865        10.00%
    Bergen Commercial Bank.........            8,517        14.21%           4,794          8.00%          5,993        10.00%
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp......           35,908        17.94%           8,008          4.00%              -             -
    Great Falls Bank...............           13,465        11.35%           4,746          4.00%          7,119         6.00%
    Bergen Commercial Bank.........            7,767        12.96%           2,397          4.00%          3,596         6.00%
Tier 1 capital  (to average assets)
    Greater Community Bancorp......           35,908        12.71%          11,302          4.00%              -             -
    Great Falls Bank...............           13,465         7.04%           4,746          4.00%          5,932         5.00%
    Bergen Commercial Bank.........            7,767         8.51%           3,651          4.00%          4,564         5.00%

AS OF DECEMBER 31, 1996
  Total capital (to risk-weighted assets)
    Greater Community Bancorp......           27,146        17.29%          12,557          8.00%              -             -
    Great Falls Bank...............           12,947        13.12%           7,894          8.00%          9,867        10.00%
    Bergen Commercial Bank.........            7,754        14.17%           4,376          8.00%          5,470        10.00%
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp......           20,189        12.86%           6,279          4.00%              -             -
    Great Falls Bank...............           11,706        11.86%           3,947          4.00%          5,920         6.00%
    Bergen Commercial Bank.........            7,089        12.96%           2,188          4.00%          3,501         6.00%
Tier 1 capital (to average assets)
    Greater Community Bancorp......           20,189         8.01%          10,076          4.00%              -             -
    Great Falls Bank...............           11,707         6.83%           6,880          4.00%          8,600         5.00%
    Bergen Commercial Bank.........            7,089         9.32%           3,044          4.00%          3,805         5.00%

NOTE 17  CONDENSED FINANCIAL
INFORMATION - PARENT  COMPANY ONLY

    The condensed financial information of Greater Community Bancorp is as follows:


CONDENSED BALANCE SHEET

                                                                                                       December 31,
                                                                                                ---------------------------
                                                                                                 1997               1996
                                                                                               ---------         ----------

ASSETS:                                                                                               (In Thousands)
    Cash and Federal Funds sold.....................................................            $  3,258          $     627
    Investment securities available-for-sale.........................................             24,925              5,766
    Accrued interest receivable......................................................                177                 29
    Investment in subsidiaries.......................................................             25,189             19,844
    Other assets.....................................................................              1,684                 92
                                                                                               ---------         ----------
         Total assets................................................................            $55,233            $26,358
                                                                                                 =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
    Redeemable subordinated debentures...............................................          $     803           $  4,988
    Guaranteed preferred beneficial interest in the Company's subordinated debt......             23,711                  -
    Other liabilities................................................................              1,458                309
    Shareholders' equity.............................................................             29,261             21,061
                                                                                                --------           --------
         Total liabilities and shareholders' equity..................................            $55,233            $26,358
                                                                                                 =======            =======


CONDENSED STATEMENTS OF INCOME

                                                                                                  Year Ended December 31,
                                                                                                ---------------------------
                                                                                                 1997               1996
                                                                                               ---------         ----------

ASSETS:                                                                                               (In Thousands)
    Equity in undistributed  income of Bank Subsidiaries.............................            $ 2,093            $   712
    Dividends from Bank Subsidiaries.................................................                958              1,858
    Interest income..................................................................              1,008                234
    Non interest income..............................................................                154                (9)
                                                                                               ---------        ----------
                                                                                                   4,213              2,795
Expenses
    Interest on subordinated debt....................................................              1,765                  -
    Other expenses...................................................................                253                656
                                                                                               ---------           --------
         Income before income taxes..................................................              2,195              2,139
    Income tax benefit...............................................................                405                198
                                                                                               ---------           --------
         Net income..................................................................            $ 2,600            $ 2,337
                                                                                                 =======            =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     December 31,
                                                                                              ---------------------------
                                                                                               1997               1996
                                                                                             ---------         ----------

ASSETS:                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income..........................................................................          $  2,600          $ 2,337
 Adjustments to reconcile net income to cash  (used in)  provided by operating activities:
     Discount accretion..............................................................                 -               25
     (Gain) loss on sale of investment securities available-for-sale.................             (154)              (9)
     (Increase) decrease  in other assets............................................           (1,740)               87
     Decrease in other liabilities...................................................             1,149               73
     Equity in undistributed income of subsidiaries.................................            (2,093)            (712)
                                                                                             ----------        ---------
            Net cash provided by (used in)  operating activities.....................             (238)           1,801
                                                                                            -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities, available-for-sale...........................          (23,951)                -
     Proceeds from sales of investment securities, available-for-sale................             4,891            2,193
     Proceeds from maturities of investment securities, available-for-sale...........                 -          (3,301)
     Payments for investments in and advances to subsidiaries........................             (775)               -
                                                                                            -----------     -----------
            Net cash used in investing activities....................................          (19,835)          (1,108)
                                                                                              ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of subordinated debt.........................................            23,000                -
     Proceeds from exercise of stock options.........................................               450              102
     Proceeds from exercise of equity contracts......................................               165                -
     Dividends paid..................................................................             (800)            (533)
     Purchase of treasury stock......................................................             (156)            (188)
     Other, net......................................................................               45              (79)
                                                                                            -----------      ----------

            Net cash provided by financing activities................................           22,704             (698)
                                                                                              ---------       ---------
            Net increase (decrease) in cash and cash equivalents.....................             2,631              (5)

CASH AND CASH EQUIVALENTS, beginning of year.........................................              627              632
                                                                                            -----------       ---------

CASH AND CASH EQUIVALENTS, end of year...............................................         $ 3,258          $    627
                                                                                              =========        ========

NOTE 18  QUARTERLY
FINANCIAL DATA (UNAUDITED)

    The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                            Three months ended
                                                       -----------------------------------------------------------------
                                                       December 31       September 30           June 30         March 31
                                                       -----------       ------------           -------         --------
                                                                  (In Thousands, except for per share data)
1997
  Interest income.................................          $ 5,494            $5,296            $4,994           $4,764
  Interest expense................................            2,508             2,491             2,143            1,806
  Net interest income.............................            2,986             2,805             2,851            2,958
  Provision for credit losses.....................              105               105               160              115
  Other operating income..........................              806               766               684              449
  Other operating expenses........................            2,546             2,515             2,391            2,323
  Income before income taxes......................            1,141               951               984              969
  Net income......................................              771               604               626              599

  Per share data
  Average common shares outstanding - basic.......            2,173             2,078             2,072            2,066
  Average common shares outstanding - diluted.....            2,251             2,448             2,459            2,438
  Net income per common share - basic.............              .30               .29               .29              .32
  Net income per common share - diluted...........              .29               .27               .27              .30

1996
  Interest income.................................           $4,789            $4,771            $4,610           $4,523
  Interest expense................................            1,794             1,844             1,748            1,768
  Net interest income.............................            2,995             2,927             2,862            2,755
  Provision for credit losses.....................              150               110                90               90
  Other operating income..........................              470               465               248              746
  Other operating expenses........................            2,049             2,560             2,204            2,650
  Income before income taxes......................            1,267               722               816              760
  Net income......................................              856               477               522              482

  Per share data
  Average common shares outstanding - basic.......            2,069             2,069             2,069            2,067
  Average common shares outstanding - diluted.....            2,429             2,380             2,343            2,394

  Net income per common share - basic.............              .41               .23               .26              .23

  Net income per common share - diluted...........              .37               .22               .25              .23

Report Of Independent
Certified Public Accountants



To the Board of Directors
and Shareholders of
Greater Community Bancorp

    We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Philadelphia, Pennsylvania
January 21, 1998

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


                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    A. Directors and Executive Officers: Information required by Item 401 of Reg. S-B is contained on pages 2-5 of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

    B.   Other Significant Employees:  Not applicable.

    C. Family Relationships: John L. Soldoveri, Chairman and Chief Executive Officer of the Company and Chairman of GFB, is the uncle of Anthony M. Bruno, Jr., Vice Chairman of the Company and Chairman of BCB. C. Mark Campbell, a director and Executive Vice President of the Company and President of BCB, is Mr. Bruno's brother-in-law.

    D.   Involvement in Certain Legal Proceedings:  Not applicable.

    E. Compliance with Section 16(a) of the Exchange Act: Information required by Item 405 of Reg. S-B is contained on Page 11 of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.


ITEM 10 - EXECUTIVE COMPENSATION

    Information required by Item 402 of Reg. S-B is contained on Pages 5-8 of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-B is contained on Pages 2, 9 and 10 of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

    B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-B is contained on Pages 9 and 10 of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

    C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements which may, at a future date, result in a change of control of the registrant.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by Item 404 of Reg. S-B is contained on Page 9 of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.



ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits: The Exhibits listed below are filed with this report.

Exhibit No.           Description
-----------           -----------

    3       Restated Bylaws adopted 12-16-97

    21      Subsidiaries of Registrant

    23      Consent of Grant Thornton LLP

    27.1    Financial Data Schedule

    27.2    Financial Data Schedule

    27.3    Financial Data Schedule

    27.4    Financial Data Schedule

    27.5    Financial Data Schedule

    27.6    Financial Data Schedule

    27.7    Financial Data Schedule

    27.8    Financial Data Schedule


    B. Reports on Form 8-K: The registrant did not file any reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREATER COMMUNITY BANCORP

Date:  March 13, 1998                   BY:    /s/ John L. Soldoveri
                                               John L. Soldoveri
                                               Principal Executive Officer and
                                               Chairman of the Board of
                                               Directors

Date:  March 13, 1998                   BY:    /s/ Naqi A. Naqvi
                                               Naqi A. Naqvi
                                               Treasurer, Principal Financial
                                               Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 13, 1998                   BY:   /s/ George E. Irwin
                                              -------------------------------------------
                                              George E. Irwin, President, Chief Operating
                                              Officer and Director

Date:  March 13, 1998                   BY:   /s/ Anthony M. Bruno, Jr.
                                              -------------------------------------------
                                              Anthony M. Bruno, Jr., Vice Chairman and
                                              Director

Date:  March 13, 1998                   BY:   /s/ Charles J. Volpe
                                              -------------------------------------------
                                              Charles J. Volpe,  Director


Date:  March 13, 1998                   BY:   /s/ C. Mark Campbell
                                              -------------------------------------------
                                              C. Mark Campbell, Executive Vice President
                                              and Director


Date:  March 13, 1998                   BY:   /s/ Joseph A. Lobosco
                                              -------------------------------------------
                                              Joseph A. Lobosco,  Director


Date:  March 13, 1998                   BY:   /s/ John L. Soldoveri
                                              --------------------------------------------
                                              John L. Soldoveri, Principal Executive Officer
                                              and Chairman of the Board

                                EXHIBIT INDEX
                                -------------

Exhibit No.           Description
-----------           -----------

    3       Restated Bylaws adopted 12-16-97

    21      Subsidiaries of Registrant

    23      Consent of Grant Thornton LLP

    27.1    Financial Data Schedule

    27.2    Financial Data Schedule

    27.3    Financial Data Schedule

    27.4    Financial Data Schedule

    27.5    Financial Data Schedule

    27.6    Financial Data Schedule

    27.7    Financial Data Schedule

    27.8    Financial Data Schedule