Form 10QSB
period 1998-03-31
GREATER COMMUNITY BANCORP
filed 1998-05-15
CIK 773845

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    March 31, 1998

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $1.00 par value - 2,643,231 shares at April 14, 1998.


     Transition Small Business Disclosure Format (check one);
     Yes               No     X

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES


                                   Form 10-QSB

                                      INDEX


                                                                           PAGE

PART  I  -  FINANCIAL INFORMATION


Item 1-Financial Statements


            Condensed Consolidated Balance Sheet
               March 31, 1998 and December 31, 1997 (Unaudited)   . . . . . . 2


            Condensed Consolidated Statements of Income
               Three Months ended March 31, 1998
               and 1997 (unaudited)                              . . . . . . .3

            Condensed Consolidated Statements of Comprehensive Income
               Three Months ended March 31, 1998
               and 1997 (unaudited)                              . . . . . . .4

            Condensed Consolidated Statements of Cash Flows
               Three Months ended March 31, 1998 and 1997 (unaudited) . . . . 5


            Notes to Condensed Consolidated Financial Statements (unaudited). 6


Item  2 -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations       . . . . . . . . . .7


Item  3     - Quantitative and Qualitative Changes Regarding Market Risk  . .14


PART  II  -  OTHER INFORMATION

Items  1  through  6.........................................................15



Signatures...................................................................16

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)
                                                     (Unaudited)

                                                                          March 31,                December 31,
                                                                             1998                       1997
ASSETS
CASH AND DUE FROM BANKS-Non-interest-bearing                              $ 19,255                    $ 12,735
FEDERAL FUNDS SOLD                                                          16,575                      10,110
                                                                          --------                    --------
          Total cash and cash equivalents                                   35,830                      22,845
                                                                          --------                    --------
DUE FROM BANKS - Interest-bearing                                            2,663                       2,362
                                                                          --------                    --------
SECURITIES:
  Available-for-sale, at fair value                                         99,890                      91,251
  Held-to-maturity, at amortized cost                                       33,359                      35,525
                                                                          --------                    --------
                                                                           133,249                     126,776
                                                                          --------                    --------
LOANS                                                                      171,551                     161,249
 Less - Allowance for possible loan losses                                   2,871                       2,731
        Unearned income                                                        459                         393
                                                                          --------                    --------
          Net loans                                                        168,221                     158,125
PREMISES AND EQUIPMENT, net                                                  5,432                       5,439
                                                                          --------                    --------
OTHER REAL ESTATE                                                              258                         373
                                                                          --------                    --------
ACCRUED INTEREST RECEIVABLE                                                  2,058                       2,149
                                                                          --------                    --------
INTANGIBLE AND OTHER ASSETS                                                  4,442                       3,916
                                                                          --------                    --------
          Total assets                                                    $352,153                    $321,985
                                                                          ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
     Non-interest-bearing                                                 $ 73,274                    $ 72,521
     Interest-bearing                                                       49,209                      45,010
     Savings                                                                29,807                      27,503
     Time                                                                  133,298                     112,521
                                                                          --------                    --------
          Total deposits                                                   285,588                     257,555

ACCRUED INTEREST PAYABLE                                                     2,893                       2,053
OTHER LIABILITIES                                                            2,894                       2,975
REPURCHASE AGREEMENTS                                                        7,133                       6,338
REDEEMABLE SUBORDINATED DEBENTURES                                             803                         803
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                         23,000                      23,000
                                                                          --------                    --------
          Total Liabilities                                                322,311                     292,724
                                                                          --------                    --------
SHAREHOLDERS' EQUITY Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding                                -                           -
  Common Stock, par value $1 per share:
      10,000,000 shares authorized, 2,643,231
      and 2,647,016 shares issued                                            2,643                       2,647
  Additional paid-in capital                                                25,038                      25,138
  Retained earnings (accumulated deficit)                                      116                        (391)
  Unrealized holding gain on securities
      available-for-sale                                                     2,045                       1,867
                                                                          --------                    --------
          Total shareholders' equity                                        29,842                      29,261
                                                                          --------                    --------
          Total liabilities and
            shareholders' equity                                          $352,153                    $321,985
                                                                          ========                    ========

                                  (See notes to Condensed Consolidated Financial Statements)

                                     GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        (in thousands, except per share data)
                                                      (Unaudited)

                                                                          Three Months Ended
                                                                               March  31,
                                                                           1998              1997
INTEREST INCOME
      Loans, including fees                                               $ 3,788           $ 3,200
      Investment securities                                                 1,967             1,435
      Federal Funds sold and deposits with banks                              136               129
                                                                          -------           -------
          Total interest income                                             5,891             4,764
                                                                          -------           -------

INTEREST EXPENSE
      Deposits                                                              2,156             1,549
      Short-term borrowings                                                    66               148
      Long-Term borrowings                                                    593               109
                                                                          -------           -------
          Total interest expense                                            2,815             1,806
                                                                          -------           -------
NET INTEREST INCOME                                                         3,076             2,958

PROVISION FOR POSSIBLE LOAN LOSSES                                            120               115
                                                                          -------           -------
          Net interest income after
            provision for possible loan losses                              2,956             2,843

OTHER INCOME                                                                  918               515
                                                                          -------           -------


OTHER EXPENSES
      Salaries and employee benefits                                        1,339             1,120
      Occupancy and equipment                                                 584               487
      Regulatory, professional and other fees                                 173               184
      Office expenses                                                         134               144
      All other operating expenses                                            460               388
                                                                          -------           -------
          Total other expenses                                              2,690             2,323
                                                                          -------           -------

          Income before income taxes                                        1,184             1,035

PROVISION FOR INCOME TAXES                                                    413               370
                                                                          -------           -------

NET INCOME                                                                    771               665
                                                                          =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                 2,643             2,066
                                                                          =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                               2,735             2,438
                                                                          =======           =======

NET INCOME PER SHARE - Basic                                                $0.29             $0.32
                                                                          =======           =======

NET INCOME PER SHARE - Diluted                                              $0.28             $0.30
                                                                          =======           =======


                      (See notes to Condensed Consolidated Financial Statements)

                              GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands, except per share data)
                                             (Unaudited)

                                                                          Three Months Ended
                                                                               March  31,
                                                                           1998              1997

NET INCOME                                                                $   771           $   665
Other comprehensive income, net of tax
      Unrealized gains on securities
       Unrealized gains arising in the period                                 178               251
       Reclassification adjustment:
          Gain included in net income                                         (62)               (6)
                                                                          --------          --------
Other comprehensive income                                                    116               245
                                                                          --------          -------
Comprehensive income                                                      $   887           $   910
                                                                          --------          -------












































                     (See notes to Condensed Consolidated Financial Statements)

                                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                     1998              1997
                                                                                    -------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                   $    771          $   665
      Adjustments to reconcile net income to net
        cash provided by operating activities:
       Depreciation and amortization                                                    288              251
       Accretion of discount on securities, net                                           -              (37)
       Accretion of discount on debentures                                                _                3
       Provision for possible loan losses                                               120              115
       Gain on sale of investment securities                                           (154)             (10)
       Decrease in accrued interest receivable                                           91               27
       (Increase) decrease in other assets                                             (526)              44
       Increase in accrued expenses
        and other liabilities                                                           759              479
                                                                                   --------          -------
            Net cash provided by operating activities                                1,349             1,537
                                                                                   --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Available-for-sale securities:
        Purchases                                                                   (21,920)          (8,985)
        Sales                                                                           112            1,963
        Calls or Maturities                                                          13,347            4,154
      Held-to-maturity securities:
        Purchases                                                                         -           (2,058)
        Maturities                                                                     2,166               -
      Net (increase)decrease in interest-bearing
          deposits with banks                                                           (301)             22
      Net increase in loans                                                          (10,096)         (6,564)
      Capital expenditure                                                               (254)            (71)
      Decrease in other real estate                                                      115             184
                                                                                   ----------        --------
           Net cash used in investing activities                                     (16,831)        (11,355)
                                                                                   ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposit accounts                                    28,033              (13)
      Increase in repurchase agreements                                                 795            9,464
      Redeemable subordinated debentures                                                  -              (97)
      Dividends paid                                                                   (264)            (152)
      Proceeds from exercise of stock options                                            18                -
      Purchase of treasury stock                                                       (122)            (155)
      Other, net                                                                          7               30
                                                                                    --------          ------
           Net cash provided by financing activities                                 28,467            9,128
                                                                                    --------          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 12,985             (690)
                                                                                    --------          -------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       22,845           18,294
                                                                                    --------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $35,830          $17,604
                                                                                    ========         ========

                     (See notes to Condensed Consolidated Financial Statements)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


    In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at March 31, 1998 and the consolidated results of operations and cash flows for three months ended March 31, 1998 and 1997. The financial statements include all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1997.


DIVIDEND

During March, 1997, the Corporation's Board of Directors declared a cash dividend of $.10 per share payable on April 30, 1998 to shareholders of record April 15, 1998. The financial information in this report has been adjusted to reflect the dividends payable as of March 31, 1998.


EARNINGS PER SHARE COMPUTATION

The Corporation's reported diluted earnings per share of $0.28 and $0.30 per share for the three-month periods ended March 31, 1998 and 1997, respectively, both take into consideration the dilutive effects of the Corporation's outstanding common stock equivalents, namely stock options and and (for 1997 only) mandatory stock options ("Equity Contracts"). Prior period per share amounts has been restated for adaption of SFAS 128.

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I -       FINANCIAL INFORMATION

ITEM 2 -       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

The following discussion and analysis of the Corporation's consolidated financial condition as of March 31, 1998 and results of operations for the three-month periods ended March 31, 1998 and 1997 should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto included in the Corporation's latest Annual Report on Form 10- KSB and the other information herein. The information as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations at those dates and for those periods. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries and the term "Subsidiary Banks" as used herein refers to Great Falls Bank ("GFB)and Bergen Commercial Bank ("BCB"). Unless otherwise indicated, amounts indicated are in thousands, except per share data.


A.  Financial Condition: March 31, 1998 and December 31, 1997

At March 31, 1998, the Corporation's total assets were $352.2 million, an increase of $30.2 million or 9% compared to the amount reported at December 31, 1997. Investment securities increased by $6.5 million or 5% and net loans increased by $10.1 million or 6%.

Such increases were funded by an increase of $28.0 million or 11% in total deposits. Cash and cash equivalents increased by $13.0 million or 57%.


Investment Securities

Investment securities totaled $133.2 million at March 31, 1998, an increase of $6.5 million or 5% compared to the amount reported at December 31, 1997. Within the investment securities portfolio, the majority of the increase occurred in mortgage-backed securities. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the quality of the investments. Of the total at March 31, 1998, 61% of the investments are in U.S. Government obligations, 31% in mortgage backed securities and the balance in municipal and other equity securities.

Under the requirements of Statement of Financial Accounting Standard No. 115, effective January 1, 1994 the Corporation segregated its investment portfolio into held-to-maturity and available-for-sale. At March 31, 1998, based on the fair market value of its available-for-sale portfolio, the Corporation recorded the difference between the unamortized cost and the fair market value as an unrealized gain in the amount of $2.0 million net of taxes, as a component of shareholders' equity. This was an increase of $178 from the $1.9 amount recorded at December 31, 1997.




Loan Portfolio

The Corporation's loan portfolio net of allowance for possible loan losses at March 31, 1998 totaled $168.2 million, an increase of $10.1 million or 6%, compared to the amount reported at December 31, 1997. The increase is primarily due to increased loan demand for both Subsidiary Banks.

Deposits

Total deposits at March 31, 1998 were $285.6 million, an increase of $28.0 million or 11%, compared to the amount reported at December 31, 1997. Of the total increase, time deposits increased by $20.8 million primarily as a result of deposit promotions, savings deposits increased by $2.3 million, and interest-bearing demand deposits increased by $4.2 million. Of the total deposits, time deposits accounts for 47%, non-interest-bearing deposits accounts for 26%, interest-bearing demand deposits accounts for 17%, and savings deposits accounts for 10%.

Liquidity

Liquidity measures the Corporation's ability to provide sufficient cash flows for current and future financial obligations on a timely basis. The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. At March 31, 1998, sources of liquidity include $35.8 million in cash and cash equivalents, and $99.9 million in investment securities available for sale.

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

The following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 1998:

                                                                                                 To Be Well
                                                                        For Capital          Capitalized under
                                                                          Adequacy           Prompt Corrective
                                                   Actual                 Purposes            Action Provision
                                              Amount       Ratio       Amount       Ratio        Amount       Ratio
   Total capital (to risk weighted assets)
       Greater Community Bancorp            $ 53,075        24.46%   $ 17,359        8.00%      $     -           -
       Great Falls Bank                       15,064        11.74%     10,265        8.00%        12,831      10.00%
       Bergen Commercial Bank                  8,493        13.70%      4,959        8.00%         6,199      10.00%

   Tier 1 Capital (to risk weighted assets)
       Greater Community Bancorp               36,483       16.81%      8,682        4.00%             -          -
       Great Falls Bank                        13,454       10.48%      5,136        4.00%         7,704       6.00%
       Bergen Commercial Bank                   7,718       12.45%      2,480        4.00%         3,720       6.00%

   Tier 1 Capital (to average assets)
       Greater Community Bancorp               36,483       11.64%     12,537        4.00%           -            -
       Great Falls Bank                        13,454        6.59%      8,166        4.00%        10,208       5.00%
       Bergen Commercial Bank                   7,718        7.77%      3,973        4.00%         4,967       5.00%


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

General economic conditions in the State of New Jersey have improved over the past few years. Interest rates have been fairly stable. The real estate market, real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

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

                                                                 March 31,            December 31,
                                                                   1998                  1997
Non-accruing loans                                                  $1,681            $ 1,741
Renegotiated loans                                                     432                521
                                                                   -------            -------
     Total non-performing loans                                     $2,113            $ 2,262
                                                                   -------            -------
Loans past due 90 days and accruing                                $    12                135
Other real estate                                                      258                373
                                                                   -------            -------
     Total non-performing assets                                   $ 2,383            $ 2,770
                                                                   =======            =======

Asset Quality Ratios
Non-performing loans to total gross loans                            1.23%               1.40%
Non-performing assets to total gross loans                           1.39%               1.71%
Non-performing assets to total assets                                 .68%                .86%
Allowance for possible loan losses to
   non-performing loans                                            135.87%             120.73%


Non-accruing loans decreased by $60 for the three months ended March 31, 1998 when compared to December 31, 1997, primarily due to such loans being brought up to current status. Renegotiated loans decreased by $89 for the same period, primarily due to a reclassification of a non-accrual loan. During the three months ended March 31, 1998, gross interest income of $36 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

Impaired Loans - In accordance with SFAS No. 114, the Corporation utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with contractual terms. As of March 31, 1998 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No.
114 are as follows:

                                                                  Recorded            Valuation
                                                                   Investment          Allowance
Impaired loans -
  Valuation allowance required                                     $1,781                 $ 257
  No valuation allowance required                                       -                     -
                                                                   ------                 -----

  Total impaired loans                                             $1,781                 $ 257
                                                                   ======                 =====

This valuation allowance is included in the allowance for possible loan losses on the Corporation's statement of condition.

The average recorded investment in impaired loans for the three-month period ended March 31, 1998 was $1.6 million.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $11,000 for the three-month period ended March 31, 1998.

Analysis of the Allowance For Possible Loan Losses

The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at March 31, 1998 of $2.9 million or 136% of nonperforming loans, was adequate.

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

At March 31, 1998, the allowance for possible loan losses increased by $140 over the amount recorded at December 31, 1997. The following table represents transactions affecting the allowance for possible loan losses during the three-month period ended March 31, 1998.

Balance at beginning of period, December 31, 1997                                          $2,731
Charge-offs:
    Commercial, financial and agricultural                                                      -
    Real estate--mortgage                                                                       -
    Installment loans to individuals                                                            9
    Credit cards and related plans                                                              5
                                                                                           ------
                                                                                               14
Recoveries:
    Commercial, financial and agricultural                                                     25
    Real estate--mortgage                                                                       6
    Installment loans to individuals                                                            -
    Credit cards and related plans                                                              3
                                                                                           ------
                                                                                               34
Net Recoveries                                                                                 20
Provision charged to operations
   during the three-month period                                                              120
                                                                                           ------
Balance at end of period, March 31, 1998                                                   $2,871
                                                                                           ======
Ratio of net recoveries during the
three-month period to average loans
outstanding during that period                                                                .01%

Allocation of the Allowance for Possible Loan Losses

The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percentage of loans in each category to total loans, at March 31, 1998.

Balance at March 31, 1998 applicable to:

                                                                                        Percentage of
                                                                                       Loans in each
                                                                    Percentage          category to
                                                    Amount          of Allowance        total loans
Commercial                                            $1,086             38%                 56%
Real estate construction                                  53              2%                  4%
Real estate--mortgage                                    937             33%                 33%
Installment loans to individuals                         297             10%                  7%
Unallocated                                              498             17%                   -
                                                      ------            ----                ----

  Total                                               $2,871            100%                100%
                                                      ======            ====                ====


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

B.  Results of Operations:  Three-Months ended March 31, 1998

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


Three Months Ended March 31, 1998. The Corporation earned net income of $771 or $0.29 per share basic and $0.28 per share diluted for the three months ended March 31, 1998, compared to $665 or $0.32 per share basic and $0.30 per share diluted for the same period in 1997.

Interest income increased by $1,127 or 24% for the three months ended March 31, 1998 relative to the comparable period in 1997. The increase is attributable primarily to the increase in average income-yielding assets. Other income increased by $403 or 78% in the first quarter of 1998 compared to the same period in 1997. The majority of such increase is attributable to the increase in sales and commission fees from trading activities.

Total interest expense increased by $1,009 during the first three months of 1998 relative to the same period in 1997. The majority of such increase is related to the increase in average rate-related liabilities. Total other expenses increased by $367 during the first three months of 1998 compared to the same period in 1997. The majority of such increase is attributable to the increase in salaries and employee benefits.

The provision for possible loan losses for the three months ended March 31, 1998 was $120,000 compared to $115,000 during the first three months of the prior year. Management increased the provision primarily as a result of the increased loan portfolio.

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




ITEM 3 - Quantitative and Qualitative Changes Regarding Market Risk

There  has  been  no  material  changes  in  Corporation's   assessment  of  its
sensitivity to market risk since its presentation in 1997 Annual Report to Shareholders in Form 10-KSB filed with Securities and Exchange Commission.

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

Item 2 -  Changes in Securities

                                      None.


Item 3 -  Default Upon Senior Securities

                                      None.

Item 4 - Submission of Matters to a Vote of Security Holders The Corporation's annual meeting of stockholders (the "1998 Annual Meeting") was held on April 21, 1998. The following actions were taken at the 1998 Annual Meeting with respect to election of directors. In accordance with the nominations described in the Corporation's Proxy Statement dated March 13, 1998 (the "1998 Proxy Statement"), previously filed with the Commission, all three of the nominees, Anthony M. Bruno, Jr., George E. Irwin and Alfred R. Urbano, were elected as directors for three-year terms expiring in 2001 and until the election and qualification of their respective successors.
The voting was as follows:

 Name of Nominee           Votes for     Votes Against      Votes Withheld
 ---------------           ---------     -------------      --------------
 Anthony M. Bruno, Jr.     1,888,919              -                  5,510
 George E. Irwin           1,884,222              -                 10,207
 Alfred R. Urbano          1,889,145              -                  5,284

The names of the other Directors of the Corporation whose terms of office as Director continued after the 1998 Annual Meeting (and the year in which their respective terms expire) are as follows: C. Mark Campbell
(1999); Joseph A. Lobosco (1999); John L. Soldoveri (1999); Charles J. Volpe (1999); Marino A. Bramante (2000); Robert J. Conklin (2000); and William T. Ferguson (2000).


Item 5 -  Other information

               None.



Item 6 -  Exhibits and Reports on Form 8-K


      (a)      Exhibits.  The following exhibit is filed with this Report.
               Exhibit No.                              Description
                   27                                   Financial Data Schedule


      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                                  GREATER COMMUNITY BANCORP
                                                  (Registrant)



Date: May 13, 1998                                 By:\Naqi A. Naqvi\
                                                   Naqi A. Naqvi, Treasurer
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)