Form 10QSB
period 1998-06-30
GREATER COMMUNITY BANCORP
filed 1998-08-14
CIK 773845

U.S. Securities and Exchange Commission
                                  Washington, D.C. 20549


                                        Form 10-QSB


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended        June 30, 1998

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



  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value
  - 5,300,470 shares at July 31, 1998.


  Transition Small Business Disclosure Format (check one);
  Yes               No     X

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                                    INDEX


                                                                           PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Condensed Consolidated Balance Sheet
            June 30, 1998 (unaudited) and December 31, 1997.................. 3


         Condensed Consolidated Statements of Income
            Three and Six months ended
            June 30, 1998 and 1997 (unaudited)................................4


         Condensed Consolidated Statements of Comprehensive Income
            Three and Six months ended
            June 30, 1998 and 1997 (unaudited)................................5


         Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1998 and 1997 (unaudited)...............6


         Notes to Consolidated Financial Statements(unaudited)................7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................9



PART  II  -  OTHER INFORMATION

Items  1  through  6.........................................................17



Signatures...................................................................18

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)


                                                                            June 30,        December 31,
                                                                               1998              1997
ASSETS                                                                      Unaudited
CASH AND DUE FROM BANKS-Non-interest-bearing                                 $ 14,496           $ 12,735
FEDERAL FUNDS SOLD                                                              4,500             10,110
                                                                             --------           --------
          Total cash and cash equivalents                                      18,996             22,845
                                                                             --------           --------
DUE FROM BANKS - Interest-bearing                                              12,883              2,362
SECURITIES:
   Available-for-sale, at fair value                                           99,922             91,251
   Held-to-maturity, at amortized cost                                         34,228             35,525
                                                                             --------          ---------
                                                                              134,150            126,776
                                                                             --------          ---------
LOANS                                                                         182,773            161,249
 Less - Allowance for possible loan losses                                      3,107              2,731
        Unearned income                                                           527                393
                                                                             --------          ---------
          Net loans                                                           179,139            158,125
PREMISES AND EQUIPMENT, net                                                     5,430              5,439
OTHER REAL ESTATE OWNED                                                           258                373
ACCRUED INTEREST RECEIVABLE                                                     2,240              2,149
INTANGIBLE AND OTHER ASSETS                                                     4,225              3,916
                                                                             --------          ---------
          Total assets                                                       $357,321           $321,985
                                                                             ========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                        70,894            $72,521
   Interest-bearing                                                            56,178             45,010
   Savings                                                                     31,457             27,503
   Time                                                                       128,761            112,521
                                                                             --------          ---------
          Total deposits                                                      287,290            257,555
ACCRUED INTEREST PAYABLE                                                        2,889              2,053
OTHER LIABILITIES                                                               2,561              2,975
REPURCHASE AGREEMENTS                                                           8,771              6,338
FEDERAL FUNDS PURCHASED                                                         2,100                  -
REDEEMABLE SUBORDINATED DEBENTURES                                                795                803
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE
 COMPANY'S SUBORDINATED DEBT                                                   23,000             23,000
                                                                             --------          ---------
          Total Liabilities                                                   327,406            292,724
                                                                             --------          ---------
SHAREHOLDERS' EQUITY Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding                                   -                  -
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 5,295,468
      and 5,294,032 shares outstanding                                          2,648              2,647
  Additional paid-in capital                                                   25,102             25,138
  Retained earnings (accumulated deficit)                                         911               (391)
  Unrealized holding gains on
     securities available-for-sale                                              1,254              1,867
                                                                             --------           --------

   Total shareholders' equity                                                  29,915             29,261
                                                                             --------           --------
    Total liabilities and shareholders' equity                               $357,321           $321,985
                                                                             ========           ========

                         (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                               Three Months                    Six Months
                                                                               Ended June 30,                Ended June 30,

                                                                            1998         1997               1998          1997
                                                                            ----          ----              ----          ----
INTEREST INCOME
    Loans, including fees                                                 $3,947       $3,337           $7,736       $6,537
    Securities                                                             1,912        1,451            3,879        2,885
    Federal Funds sold and deposits with banks                               285          206              421          335
                                                                         -------       ------          -------       ------
        Total interest income                                              6,144        4,994           12,036        9,757
                                                                         -------       ------          -------       ------

INTEREST EXPENSE
    Deposits                                                               2,358        1,604            4,515        3,152
    Short-term borrowings                                                    120          174              186          322
    Long-term borrowings                                                     597          365            1,190          475
                                                                          ------       ------          -------       ------
       Total interest expense                                              3,075        2,143            5,891        3,949
                                                                          ------       ------          -------       ------

NET INTEREST INCOME                                                        3,069        2,851            6,145        5,808

PROVISION FOR POSSIBLE LOAN LOSSES                                           108          160              228          275
                                                                          ------       ------          -------       ------
       Net interest income after
        provision for possible loan losses                                 2,961        2,691            5,917        5,533

OTHER INCOME                                                               1,111          684            2,029        1,133
                                                                          ------       ------           ------       ------

OTHER EXPENSES
   Salaries and employee benefits                                          1,409        1,131            2,749        2,251
   Occupancy and equipment                                                   625          495            1,209          981
   Regulatory, professional and other fees                                   156          186              329          370
   Office expense                                                            141          148              275          292
   All other operating expenses                                              490          447              949          769
                                                                          ------       ------          -------       ------
       Total other expenses                                                2,821        2,407            5,511        4,663
                                                                          ------       ------          -------       ------

       Income before income taxes                                          1,251          968            2,435        2,003
                                                                          ------       ------          -------       ------

PROVISION FOR INCOME TAXES                                                   457          358              870          728
                                                                          ------       ------          -------       ------

NET INCOME                                                                  $794         $610           $1,565       $1,275
                                                                          ======       ======          =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                5,291        4,155            5,289        4,143
                                                                          ======       ======          =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                              5,486        4,919            5,497        4,919
                                                                          ======       ======          =======       ======

NET INCOME PER SHARE - Basic                                               $0.15        $0.15            $0.30        $0.31
                                                                          ======       ======          =======       ======

NET INCOME PER SHARE - Diluted                                             $0.14        $0.13            $0.28        $0.28
                                                                          ======       ======          =======       ======



           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                               Three Months                    Six Months
                                                                               Ended June 30,                Ended June 30,


                                                                           1998         1997             1998          1997
                                                                           ----         ----             ----          ----
NET INCOME                                                                $ 794          610           $1,565       $ 1,275
    Other comprehensive income, net of tax
    Unrealized gains on securities
       Unrealized gains arising in the period                              (791)         377             (613)          628
       Reclassification adjustment:
        Gains included in the net income                                   (198)         (24)            (260)            (30)
                                                                         -------       ------          -------         -------
    Other comprehensive income                                             (989)         353             (873)            598
                                                                         -------      -------          -------         ------
    Comprehensive income                                                   (195)         963            $ 692         $ 1,873
                                                                         -------      -------          -------        -------


                   (See notes to Condensed Consolidated Financial Statements)
                                                               5

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                  1998            1997
                                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                    $ 1,565         $ 1,275
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                                   548             513
   Accretion of discount on securities, net                                                         56             (16)
   Accretion of discount on debentures                                                               -              49
   Gain on sale of securities, net                                                                (433)            (50)
   Gain on sale of other real estate owned                                                           -             (87)
   Provision for possible loan losses                                                              228             275
   Increase in accrued interest receivable                                                         (91)           (259)
   Increase in other assets                                                                       (309)         (1,471)
   Increase accrued expenses and other liabilities                                                 422             725
                                                                                                -------         ------
          Net cash provided by operating activities                                              2,077             912
                                                                                                -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                                                                 (36,265)        (25,330)
     Sales                                                                                         861           3,744
     Maturities and principal paydowns                                                          26,120           8,008
   Held-to-maturity securities -
     Purchases                                                                                  (3,853)         (2,616)
     Maturities                                                                                  5,150           1,505
   Net (increase) decrease in interest-bearing deposits
     with banks                                                                                (10,521)             34
   Net increase in loans                                                                       (21,014)        (12,313)
   Capital expenditure                                                                            (485)           (286)
   Decrease in other real estate                                                                   115           1,411
                                                                                              ---------        -------
          Net cash used in investing activities                                                (39,892)        (25,843)
                                                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits accounts                                                 29,735          (2,402)
   Increase in federal funds purchased                                                           2,100           3,700
   Increase in repurchase agreements                                                             2,433           2,143
   Decrease in redeemable subordinated debentures                                                   (8)           (118)
   Proceeds from sale of preferred securities                                                        -          23,000
   Dividends paid                                                                                 (264)           (318)
   Proceeds from exercise of stock options                                                          87              51
   Purchase of treasury stock                                                                     (122)           (155)
   Other, net                                                                                        5               9
                                                                                               --------        -------
          Net cash provided by financing activities                                             33,966          25,910
                                                                                               --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (3,849)            979

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  22,845          18,294
                                                                                               --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $18,996         $19,273
                                                                                               ========       ========



           (See notes to Condensed Consolidated Financial Statements)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)

In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at June 30, 1998 and the consolidated results of operations and statement of comprehensive income for three and six months ended June 30, 1998 and 1997, and consolidated statement of cash flows for the six months ended June 30, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1997.

Dividend

During June 1998, the Corporation's Board of Directors declared a two-for-one stock split followed by a cash dividend of 6 cents ($.06) per share, both of which are payable on July 31, 1998 to shareholders of record July 15, 1998. As a result of the declaration of the stock split, the number of the Corporation's authorized and outstanding shares as of June 30, 1998 increased to 20,000,000 and 5,295,468, respectively, and the par value of the common stock was reduced from $1.00 to $0.50 per share. The financial information in this report has been adjusted to reflect the dividends as of June 30, 1998.

EARNINGS PER SHARE COMPUTATION

The Corporation's reported diluted earnings per share of $0.28 and $0.28 per share for the and six-month periods ended June 30, 1998 and 1997, respectively, both take into consideration the dilutive effects of the Corporation's outstanding common stock equivalents, namely stock options and (for 1997 only) mandatory stock options ("Equity Contracts").

YEAR 2000

The Corporation has been working since early 1997 to prepare its computer systems and applications for the year 2000. A year 2000 committee, with representatives from all departments of the Corporation, has been reviewing, modifying and communicating with external service providers as well as customers to ensure the year 2000 issue is being addressed appropriately.

The committee has scheduled the year 2000 compliance testing to occur late in the 3rd quarter 1998. Given the Corporation's computer systems structure, management estimates that the testing of its computer systems and applications will be substantially completed by December 31, 1998. Although, it is not possible to predict with certainty all adverse effects which might result from failure to become fully year 2000 compliant, management does not expect the costs bringing its computer systems and applications into year 2000 compliance to have a material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be especially designated as a hedge. The accounting for changes in the fair value of a derivative (gains or losses) depends on its intended use and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Corporation is currently reviewing the provisions of SFAS No. 133 to determine its possible effects on the Corporation's financial statements.

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I -       FINANCIAL INFORMATION

ITEM 2 -       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

The following discussion and analysis of the Corporation's consolidated financial condition as of June 30, 1998 and the results of operations for the three- and six-month periods ended June 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Corporation's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1997, and the other information herein. The consolidated statement of condition as of June 30, 1998 and the statements of operations and cash flows for the six months ended June 30, 1998 and 1997 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank and the term "Trust" as used herein refers to GCB Capital Trust. Data is presented for both the Corporation and the Subsidiaries unless otherwise noted. All dollar figures, except for per share data, are set forth in thousands.


A.  Financial Condition:  June 30, 1998 and December 31, 1997

As of June 30, 1998, the Corporation's total assets were $357.3 million, an increase of $35.3 million or 11% compared to the amount reported at December 31, 1997. This increase resulted primarily from the increase in total deposits during the first six months of the year. Cash and due from banks increased by $1.8 million or 14% whereas federal funds sold decreased by $5.6 million or 55%. Due from banks interest-bearing increased by $10.5 million or 445% due in part to the decrease in federal funds sold.

Investment Securities

Investment Securities totaled $134.2 million at June 30, 1998, an increase of $7.4 million or 6% compared to the amount reported at December 31, 1997. The increase in investment securities is a direct result of the proceeds from increase in total deposits. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total investments, 16% are in U.S. Government obligations, 14% in U.S. Government agency obligations, 67% in mortgage-backed securities and the balance in municipal and other securities.


Loan Portfolio

The Corporation's loan portfolio net of allowance for possible loan losses at June 30, 1998 totaled $179.1 million, an increase of $21.0 million or 13% compared to the amount reported at December 31, 1997. The increase in loans is primarily due to increased loan demand in both Passaic and Bergen counties.

Deposits

Total  deposits  at June 30,  1998 were  $287.3  million,  an  increase of $29.7 million or 12%, compared to the amount reported at December 31, 1997. Of the total increase, time deposits increased by $16.2 million primarily as a result of deposit promotions, savings deposits increased by $4.0 million, and interest-bearing demand deposits increased by $11.2 million coupled with a decline of $1.6 million in non-interest bearing demand deposits. Of the total deposits, time deposits accounts for 45%, non-interest-bearing deposits for 25%, interest-bearing demand deposits for 20%, and savings deposits for 10%.


Liquidity

Liquidity measures the Corporation's ability to provide sufficient cash flows for current and future financial obligations on a timely basis. The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. At June 30, 1998, sources of liquidity include $19.0 million in cash and cash equivalents, and $99.9 million in investment securities available for sale.


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

The following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 1998:

                                                                                                    To be well
                                                                        For Capital             Capitalized under
                                                                          Adequacy              Prompt Corrective
                                                   Actual                 Purposes               Action Provision

                                              Amount       Ratio       Amount       Ratio     Amount           Ratio
   Total capital (to risk weighted assets)
       Greater Community Bancorp            $ 54,096       23.85%    $ 18,160       8.00%   $       -              -
       Great Falls Bank                       15,154       11.34%      10,691       8.00%       13,363          10.00%
        Bergen Commercial Bank                 8,556       13.08%       5,233       8.00%        6,541          10.00%

   Tier 1 Capital (to risk weighted assets)
       Greater Community Bancorp               37,808       16.66%      9,078       4.00%            -               -
       Great Falls Bank                        13,476       10.08%      5,348       4.00%         8,021          6.00%
        Bergen Commercial Bank                  7,739       11.83%      2,617       4.00%         3,925          6.00%

   Tier 1 Capital (to average assets)
       Greater Community Bancorp               37,808       10.78%     14,029       4.00%             -              -
       Great Falls Bank                        13,476        6.29%      8,570       4.00%        10,712          5.00%
        Bergen Commercial Bank                  7,739        7.16%      4,323       4.00%         5,404          5.00%

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

The Corporation's lending is concentrated in its local market area. Its non-performing loans primarily were made to customers operating in northeastern New Jersey. The degree of risk inherent in all of the Corporation's lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to increase or decrease portfolio risk are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with levels of unemployment, tax rates, governmental actions and market conditions affecting the demand for credit among qualified borrowers, are also important determinants of the risk inherent in the Corporation's lending.

General economic conditions in the State of New Jersey have improved over the past few years. Interest rates have been fairly stable. The real estate market, real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

The components of nonperforming assets are delinquent loans, nonperforming assets and renegotiated loans. Each component is discussed in greater detail below. Nonperforming assets consist of nonaccrual loans, accruing loans past due 90 days or more delinquent, and other real estate (ORE). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial loan or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced.

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

                                                                June 30,             December 31,
                                                                  1998                   1997
Non-accruing loans                                                 $1,284              $1,741
Renegotiated loans                                                    427                 521
                                                                   ------              ------
     Total non-performing loans                                    $1,711              $2,262
                                                                   ------              ------

Loans past due 90 days and accruing                                $  148                 135
Other real estate                                                     258                 373
                                                                   ------              ------
     Total non-performing assets                                   $2,117              $2,770
                                                                   ======              ======


Asset Quality Ratios
Non-performing loans to total gross loans                           0.94%                1.40%
Non-performing assets to total gross loans                          1.16%                1.71%
Non-performing assets to total assets                               0.59%                 .86%
Allowance for possible loan losses to
   non-performing loans                                           181.60%              120.73%
Allowance for possible loan losses to gross
 loans                                                              1.70%                1.69%

Non-accruing loans decreased by $457 for the six-months ended June 30, 1998 when compared to December 31, 1997, primarily due to such loans being brought up to be current. Renegotiated loans decreased by $94 for the same period, primarily due to a reclassification of a non-accrual loan. During the six months ended June 30, 1998, gross interest income of $40 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

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

As of June 30, 1998 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                                                   Recorded               Valuation
                                                                   Investment              Allowance
Impaired loans -
  Valuation allowance required                                     $  975                 $ 189

                                                                   ------                 -----
  Total impaired loans                                             $  975                 $ 189
                                                                   ======                 =====


This valuation allowance is included in the allowance for possible loan losses on the Corporation's consolidated balance sheet.

The average recorded investment in impaired loans for the six-month period ended June 30, 1998 was $1.3 million. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $20 for the six-month period ended June 30, 1998.

Analysis of the Allowance For Possible Loan Losses

The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at June 30, 1998 of $3,107 or 181.60% of nonperforming loans, was adequate.

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

At June 30, 1998, the allowance for possible loan losses increased by $376 over the amount recorded at December 31, 1997. The following table represents transactions affecting the allowance for possible loan losses during the six-month period ended June 30, 1998.

Balance at beginning of period, December 31, 1997                                         $2,731
Charge-offs:
    Installment loans to individuals                                                          14
    Credit cards and related plans                                                            22
                                                                                              36
Recoveries:
    Commercial, financial and agricultural                                                   170
    Real estate--mortgage                                                                      8
    Installment loans to individuals                                                           3
    Credit cards and related plans                                                             3
                                                                                           ------
                                                                                              184
Net Recoveries                                                                                148
Provision charged to operations
   during the six-month period                                                                228
                                                                                           ------
Balance at end of period, June 30, 1998                                                    $3,107
                                                                                           ======
Ratio of net recoveries during the period to
    average loans outstanding during the period                                              .01%

Allocation of the Allowance for Possible Loan Losses

The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percentage of loans in each category to total loans, at June 30, 1998.

Balance at June 30, 1998 applicable to:

                                                                                        Percentage of
                                                                                        Loans in each
                                                                    Percentage          category to
                                                    Amount          of Allowance        total loans
Commercial                                            $1,828             59%                 56%
Real estate construction                                  49              2%                  3%
Real estate--mortgage                                    276              9%                 35%
Installment loans to individuals                         316             10%                  6%
Unallocated                                              638             20%                   -
                                                      ------            ----                ----

  Total                                               $3,107            100%                100%
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


B.  Results of Operations:  Three and Six Months ended June 30, 1998 and
1997

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

Three and Six Months Ended June 30, 1998. The Corporation earned net income of $794 or $0.15 per share basic and $0.14 per share diluted and $1,565 or $0.30 per share basic and $0.28 per share diluted, for the three- and six-month periods ended June 30, 1998, compared to $610 or $0.15 per share basic and $0.13 per share diluted and $1,275 or $0.31 per share basic and $0.28 per share diluted for the same periods in 1997.

Interest income increased by $1,150 and $2,279 for the three- and six-month periods ended June 30, 1998 over the corresponding periods in 1997. The increases primarily due to increases in average income-yielding assets. Other income increased by $427 and $896 for the three- and six-month periods ended June 30, 1998 over the comparable periods in 1997. The majority of such increase is directly related to increase in sales and commission fees from brokerage services coupled with gain on sale of securities.

Total interest expense increased by $932 and $1,942 for the three- and six-month periods ended June 30, 1998 over the corresponding periods in the prior year, primarily due to an increase in average interest bearing deposits coupled with interest expense related to the junior subordinated debt. Total other expenses increased by $414 and $848 for the three- and six-month periods ended June 30, 1998 compared to the same periods in the prior year, primarily as a result of overall growth of the Corporation. Of the total increase for the six-month period, $498 was attributable to an increase in salaries and employee benefits and $228 to increases in occupancy and equipment expenses. Total other expenses increased by $180 while regulatory, professional fees and office expense combined decreased by $58 for the six-month period ended June 30, 1998 over the comparable period.

The provision for possible loan losses for the three- and six-month periods ended June 30, 1998 was $108 and $228, respectively. This represents decreases of $52 and $47 compared to the same periods in the prior year. The primary reason for decline is evident by a decline in total non-performing loans.


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


ITEM 3 - Quantitative and Qualitative Changes Regarding Market Risk

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in 1997 Annual Report to Shareholders in Form 10-KSB filed with Securities and Exchange Commission.

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


Item 2 -  Changes in Securities

     In connection with the Corporation's 2-for-1 stock split declared in June 1998 and payable July 31, 1998, the Corporation's Certificate of Incorporation was amended to increase the number of shares of authorized common stock from 10 million to 20 million, and to decrease the par value per share from $1.00 to $0.50. These amendments have no effect upon either rights of holders of common stock or the rights relating to the authorized preferred stock (of which) no shares are outstanding)


Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     See Part II, Item 4 of Form-10QSB for the quarter ended March 31, 1998 for information with respect to the annual meeting of stockholders held on April 21, 1998.

Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibit is filed herewith:

             Exhibit No.   Description

                 3.4 Complete copy of the Certificate of Incorporation reflecting all amendments through August 4, 1998.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 1998 and July, 1998.


             1. Form 8-K with respect to the June 16, 1998 declaration of 2-for-1 stock split, including exhibit 3.2, Certificate of Amendment of Certificate of Incorporation of Greater Community Bancorp dated June 23, 1998. This report was filed on June 30, 1998. [Note: the Certificate of amendment did not conform to the directors' intentions and was superseded by the Certificate of Amendment filed as Exhibit 3.3 in the second Form 8-K described immediately below.

             2. A second Form 8-K with respect to the June 16, 1998 declaration of 2-for-1 stock split, including Exhibit 3.3, Certificate of Amendment of Certificate of Incorporation of Greater Community Bancorp dated July 15, 1998. This second report was filed on July 21, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:  August 14, 1998                        By: /s/ Naqi A. Naqvi
       -------- ------                           ------------------
                                                Naqi A. Naqvi, Treasurer
                                                (Duly Authorized Officer and
                                                 Principal Financial Officer)