Form 10QSB
period 1998-09-30
GREATER COMMUNITY BANCORP
filed 1998-11-16
CIK 773845

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    September 30, 1998

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



  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value
  - 5,304,432 shares at November 12, 1998.


  Transition Small Business Disclosure Format (check one);
  Yes               No     X

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                                    INDEX


                                                                            PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Condensed Consolidated Balance Sheet
            September 30, 1998 (unaudited) and December 31, 1997............. 3


         Condensed Consolidated Statements of Income
            Three and Nine months ended
            September 30, 1998 and 1997 (unaudited).......................... 4


         Condensed Consolidated Statements of Comprehensive Income
            Three and Nine months ended
            September 30, 1998 and 1997 (unaudited)...........................5


         Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1998 and 1997 (unaudited).........6


         Notes to Consolidated Financial Statements(unaudited)................7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................9



PART  II  -  OTHER INFORMATION

Items  1  through  6.........................................................16



Signatures...................................................................17

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                       September 30,        December 31,
                                                                               1998              1997
ASSETS                                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                                 $ 14,423           $ 12,735
FEDERAL FUNDS SOLD                                                             18,015             10,110
                                                                             --------           --------
          Total cash and cash equivalents                                      32,438             22,845
                                                                              -------           --------
DUE FROM BANKS - Interest-bearing                                              14,310              2,362
SECURITIES:
   Available-for-sale, at fair value                                           94,745             91,251
   Held-to-maturity, at amortized cost                                         25,776             35,525
                                                                              -------          ---------
                                                                              120,521            126,776
                                                                             --------          ---------
LOANS                                                                         192,317            161,249
 Less - Allowance for possible loan losses                                      3,172              2,731
        Unearned income                                                           730                393
                                                                             --------          ---------
          Net loans                                                           188,415            158,125
PREMISES AND EQUIPMENT, net                                                     5,367              5,439
OTHER REAL ESTATE OWNED                                                           258                373
ACCRUED INTEREST RECEIVABLE                                                     2,453              2,149
INTANGIBLE AND OTHER ASSETS                                                     5,253              3,916
                                                                             --------          ---------
          Total assets                                                       $369,015           $321,985
                                                                             ========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                        73,059            $72,521
   Interest-bearing                                                            52,470             45,010
   Savings                                                                     30,945             27,503
   Time                                                                       130,046            112,521
                                                                             --------          ---------
          Total deposits                                                      286,520            257,555
ACCRUED INTEREST PAYABLE                                                        3,029              2,053
OTHER LIABILITIES                                                               2,998              2,975
REPURCHASE AGREEMENTS                                                          18,905              6,338
FEDERAL FUNDS PURCHASED                                                         3,400                  -
REDEEMABLE SUBORDINATED DEBENTURES                                                795                803
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE
 COMPANY'S SUBORDINATED DEBT                                                   23,000             23,000
                                                                             --------          ---------
          Total Liabilities                                                   338,647            292,724
                                                                             --------          ---------
SHAREHOLDERS' EQUITY Preferred stock, without par value:
    1,000,000 shares authorized, none outstanding                                   -                  -
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 5,304,392
      and 5,294,032 shares outstanding                                          2,652              2,647
  Additional paid-in capital                                                   25,133             25,138
  Retained earnings (accumulated deficit)                                       1,528               (391)
  Unrealized holding gains on
     securities available-for-sale                                              1,055              1,867
                                                                             --------            ---------

   Total shareholders' equity                                                  30,368             29,261
                                                                             --------           ---------
    Total liabilities and shareholders' equity                               $369,015           $321,985
                                                                             ========           =========

                         (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months                   Nine Months
                                                                          Ended September 30,           Ended September 30,

                                                                            1998         1997             1998         1997
                                                                            ----         ----             ----         ----
INTEREST INCOME
    Loans, including fees                                                 $4,218       $3,488          $11,953      $10,024
    Securities                                                             1,883        1,613            5,762        4,499
    Federal Funds sold and deposits with banks                               319          195              740          530
                                                                         -------       ------          -------      -------
        Total interest income                                              6,420        5,296           18,455       15,053
                                                                         -------       ------          -------      -------

INTEREST EXPENSE
    Deposits                                                               2,331        1,721            6,846        4,873
    Short-term borrowings                                                    197          101              382          423
    Long-term borrowings                                                     609          669            1,799        1,144
                                                                          ------       ------          -------      -------
       Total interest expense                                              3,137        2,491            9,027        6,440
                                                                          ------       ------          -------      -------

NET INTEREST INCOME                                                        3,283        2,805            9,428        8,613

PROVISION FOR POSSIBLE LOAN LOSSES                                           111          105              339          380
                                                                          ------       ------          -------      -------
       Net interest income after
        provision for possible loan losses                                 3,172        2,700            9,089        8,233

OTHER INCOME                                                               1,139          766            3,167        1,899
                                                                          ------       ------          -------      -------

OTHER EXPENSES
   Salaries and employee benefits                                          1,439        1,241            4,188        3,492
   Occupancy and equipment                                                   585          570            1,794        1,551
   Regulatory, professional and other fees                                   168          315              497          685
   Office expense                                                            140          146              414          438
   All other operating expenses                                              510          243            1,460        1,012
                                                                          ------       ------         --------      -------
       Total other expenses                                                2,842        2,515            8,353        7,178
                                                                          ------       ------         --------      -------

       Income before income taxes                                          1,469          951            3,903        2,954
                                                                          ------       ------          -------      -------

PROVISION FOR INCOME TAXES                                                   531          347            1,402        1,075
                                                                          ------       ------          -------      -------

NET INCOME                                                                  $938         $604           $2,501       $1,879
                                                                          ======       ======          =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                5,302        4,170            5,293        4,152
                                                                          ======       ======          =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                              5,492        4,911            5,496        4,893
                                                                          ======       ======          =======       ======

NET INCOME PER SHARE - Basic                                               $0.18        $0.14            $0.47        $0.45
                                                                          ======       ======          =======       ======

NET INCOME PER SHARE - Diluted                                             $0.17        $0.14            $0.46        $0.42
                                                                          ======       ======          =======       ======



           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)


                                                                           Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,


                                                                             1998       1997            1998         1997
                                                                             ----       ----            ----         ----

NET INCOME                                                                $ 938          604           $2,501       $ 1,879
    Other comprehensive income, net of tax
    Unrealized gains on securities
       Unrealized gains arising in the period                              (199)         592             (812)        1,220
       Reclassification adjustment:
        Gains included in the net income                                   (526)        (172)            (786)         (202)
                                                                         -------      -------          -------      --------
    Other comprehensive income                                             (725)         420           (1,598)        1,018
                                                                         -------      -------          -------      --------
    Comprehensive income                                                    213        1,024            $ 903       $ 2,897
                                                                         -------      -------          -------      --------


                     (See notes to condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                1998             1997
                                                                                              -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                    $ 2,501         $ 1,879
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                                   886             787
   Accretion of discount on securities, net                                                         41            (134)
   Accretion of discount on debentures                                                               -              10
   Gain on sale of securities, net                                                                (786)           (114)
   Gain on sale of other real estate owned                                                           -             (88)
   Provision for possible loan losses                                                              339             380
   Increase in accrued interest receivable                                                        (304)           (285)
   Increase in other assets                                                                     (1,338)         (1,534)
   Increase in accrued expenses and other liabilities                                              999           1,111
                                                                                                -------         -------
          Net cash provided by operating activities                                              2,338           2,012
                                                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                                                                 (45,198)        (33,609)
     Sales                                                                                       3,935           9,039
     Maturities and principal paydowns                                                          37,805          10,508
   Held-to-maturity securities -
     Purchases                                                                                 (21,224)         (3,606)
     Maturities                                                                                 30,921           4,415
   Net increase in interest-bearing deposits
     with banks                                                                                (11,948)           (537)
   Net increase in loans                                                                       (30,628)        (16,563)
   Capital expenditures                                                                           (877)         (2,562)
   Decrease in other real estate                                                                   115           1,542
                                                                                              ---------        --------
          Net cash used in investing activities                                                (37,099)        (31,373)
                                                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits accounts                                                            28,965          10,200
   Increase in federal funds purchased                                                           3,400               -
   Increase in repurchase agreements                                                            12,567           3,816
   Decrease in redeemable subordinated debentures                                                   (8)           (165)
   Proceeds from sale of preferred securities                                                        -          23,000
   Dividends paid                                                                                 (582)           (530)
   Purchase of treasury stock                                                                     (122)              -
   Proceeds from exercise of stock options                                                         122              82
   Other, Net                                                                                       12             104
                                                                                               --------        --------
          Net cash provided by financing activities                                             44,354          36,507
                                                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             9,593           7,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  22,845          18,294
                                                                                               --------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $32,438         $25,440
                                                                                               ========       =========


           (See notes to Condensed Consolidated Financial Statements)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)

In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Corporation's consolidated financial position at September 30, 1998, the consolidated results of operations and statement of comprehensive income for the three and nine months ended September 30, 1998 and 1997, and consolidated statement of cash flows for the nine months ended September 30, 1998. The financial statements include all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1997.

Dividend

During September 1998, the Corporation's Board of Directors declared a cash dividend of 6 cents ($.06) per share payable on October 30, 1998 to shareholders of record October 15, 1998. The financial information in this report has been adjusted to reflect the dividends as of September 30, 1998.

In June 1998, the Corporation's Board of Directors declared a two-for-one common stock split which was paid on July 31, 1998 to shareholders of record July 15, 1998. As a result of the stock split, the number of the Corporation's authorized and outstanding common shares as of June 30, 1998 increased to 20,000,000 and 5,295,468, respectively, and the par value of the common stock was reduced from $1.00 to $0.50 per share. The financial information in this report has been adjusted to reflect the dividends as of September 30, 1998.

EARNINGS PER SHARE COMPUTATION

The Corporation's reported diluted earnings per share of $0.46 and $0.42 per share for the and nine-month periods ended September 30, 1998 and 1997, respectively, both take into consideration the dilutive effects of the Corporation's outstanding common stock equivalents, namely stock options and (for 1997 only) mandatory stock purchase contracts ("Equity Contracts").

YEAR 2000

The Corporation has been working since early 1997 to prepare its computer systems and applications for the year 2000. A year 2000 committee, with representatives from all departments of the Corporation, has been reviewing, modifying and communicating with external service providers as well as customers to ensure the year 2000 issue is being addressed appropriately.

The committee started the year 2000 compliance testing late in the 3rd quarter 1998 and it is expected to be completed in early 1999. Given the Corporation's computer systems structure, management estimates that the testing of its computer systems and applications will be substantially completed by March 31, 1999. Currently, almost all of the PCs and local area network servers have been tested for year 2000 readiness and have been returned to production as ready. The Corporation is also taking steps to run tests with its mission control service providers as well as its mini-frame computer systems. To date, the Corporation has not identified any material third party servicer problems, but it continues to assess the situation.

The estimated total cost to become year 2000 compliant is approximately $100,000. Through September 30, 1998, the Corporation has expensed in excess of $50,000 in year 2000 anticipated expenses. The remaining costs will be added to its anticipated expenses over the next six months. It is not possible to predict with certainty all adverse effects which might result from failure to become fully year 2000 compliant or whether such effects could have a material impact on the Corporation's financial condition, results of operations, or liquidity.

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

On October 1, 1998, the Corporation adopted SFAS No. 133 and accordingly reclassified investment securities with a book value of $4,503 and market value of $4,527 from held-to-maturity to available-for-sale portfolio.

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I -       FINANCIAL INFORMATION

ITEM 2 -       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

The following discussion and analysis of the Corporation's consolidated financial condition as of September 30, 1998 and the results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Corporation's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1997, and the other information herein. The consolidated statement of condition as of September 30, 1998 and the statements of operations and cash flows for the nine months ended September 30, 1998 and 1997 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The term "Corporation" as used herein refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" as used herein refers to Great Falls Bank and Bergen Commercial Bank and the term "Trust" as used herein refers to GCB Capital Trust. Data is presented for both the Corporation and the Subsidiaries unless otherwise noted. Unless otherwise indicated, all dollar figures, except for per share data, are set forth in thousands.


A.  Financial Condition:  September 30, 1998 and December 31, 1997

As of September 30, 1998, the Corporation's total assets were $369 million, an increase of $47.0 million or 15% compared to the amount reported at December 31, 1997. This increase resulted primarily from the increases in total deposits and repurchase agreements with an offsetting increase in lending activities during the first nine months of the year. Cash and due from banks and federal funds sold increased by $1.7 million or 13% and $7.9 million or 78%, respectively. Due from banks interest-bearing increased by $11.9 million or 506% due in part to the decrease in investment securities.

Investment Securities

Investment Securities totaled $120.5 million at September 30, 1998, a decrease of $6.3 million or 5% compared to the amount reported at December 31, 1997. The decrease in investment securities is a direct result of the proceeds from matured investments which were subsequently placed in interest bearing due from banks. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total investments, 10% are in U.S. Government obligations, 14% in U.S. Government agency obligations, 54% in mortgage-backed securities and the balance in municipal and other securities.


Loan Portfolio

The Corporation's loan portfolio net of allowance for possible loan losses at September 30, 1998 totaled $188.4 million, an increase of $30.3 million or 19% compared to the amount reported at December 31, 1997. The increase in loans is primarily due to increased loan demand in both Passaic and Bergen counties, particularly in real estate lending.

Deposits

Total deposits at September 30, 1998 were $286.5 million, an increase of $28.9 million or 11%, compared to the amount reported at December 31, 1997. Of the total increase, time deposits increased by $17.5 million primarily as a result of deposit promotions, savings deposits increased by $3.4 million, and interest-bearing demand deposits increased by $7.5 million. Of the total deposits, time deposits accounts for 45%, non-interest-bearing deposits for 25%, interest-bearing demand deposits for 19%, and savings deposits for 11%.

Liquidity

Liquidity measures the Corporation's ability to provide sufficient cash flows for current and future financial obligations on a timely basis. The Corporation maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. At September 30, 1998, sources of liquidity include $32.4 million in cash and cash equivalents, and $94.7 million in securities available for sale.

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

The following table sets forth selected regulatory capital ratios for the Corporation and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 1998:

                                                                                                 To Be Well
                                                                        For Capital          Capitalized under
                                                                          Adequacy           Prompt Corrective
                                                   Actual                 Purposes            Action Provision

                                              Amount       Ratio       Amount       Ratio     Amount           Ratio

   Total capital (to risk weighted assets)
        Greater Community Bancorp           $ 54,953       22.78%    $ 19,302        8.00%   $        -              -
        Great Falls Bank                      15,906       11.71%      10,867        8.00%       13,583          10.00%
        Bergen Commercial Bank                 8,746       12.50%       5,597        8.00%        6,997          10.00%

   Tier 1 Capital (to risk weighted assets)
        Greater Community Bancorp             38,705       16.04%       9,651        4.00%            -               -
        Great Falls Bank                      14,200       10.45%       5,435        4.00%        8,153           6.00%
        Bergen Commercial Bank                 7,917       11.31%       2,800        4.00%        4,200           6.00%

   Tier 1 Capital (to average assets)
        Greater Community Bancorp             38,705       10.90%      14,204        4.00%            -               -
        Great Falls Bank                      14,200        6.48%       8,765        4.00%       10,957           5.00%
        Bergen Commercial Bank                 7,917        7.00%       4,524        4.00%        5,655           5.00%



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

General economic conditions in the State of New Jersey have improved over the past few years. Interest rates have declined over the last few months, due in part to action taken by Federal Reserve Board. The real estate market, real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

The components of non-performing assets are delinquent loans, non-performing assets and renegotiated loans. Each component is discussed in greater detail below. Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more delinquent, and other real estate (ORE). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial loan or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced.

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

The following table sets forth the composition of the Corporation's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Corporation had no foreign loans.


                                                            September 30,             December 31,
                                                               1998                       1997

Non-accruing loans                                                 $1,737              $1,741
Renegotiated loans                                                    423                 521
                                                                   ------              ------
     Total non-performing loans                                    $2,160              $2,262
                                                                   ------              ------

Loans past due 90 days and accruing                                $  708                 135
Other real estate                                                     258                 373
                                                                   ------              ------
     Total non-performing assets                                   $3,126              $2,770
                                                                   ======              ======


Asset Quality Ratios
Non-performing loans to total gross loans                           1.12%               1.40%
Non-performing assets to total gross loans                          1.63%               1.71%
Non-performing assets to total assets                               0.85%                .86%
Allowance for possible loan losses to
   non-performing loans                                           146.39%             120.73%
Allowance for possible loan losses to gross
 loans                                                              1.65%               1.69%

Non-accruing loans at September 30, 1998 were almost unchanged from December 31, 1997. Renegotiated loans decreased by $98 for the same period, primarily due to a reclassification of a non-accrual loan. During the nine months ended September 30, 1998, gross interest income of $37 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

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

As of September 30, 1998 the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                                   Recorded            Valuation
                                                                   Investment          Allowance

Impaired loans -                                                   $1,003                 $194


This valuation allowance is included in the allowance for possible loan losses on the Corporation's consolidated balance sheet.

The average recorded investment in impaired loans for the nine-month period ended September 30, 1998 was $1.0 million. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Corporation recognized interest income on impaired loans of $47 for the nine-month period ended September 30, 1998.

Analysis of the Allowance For Possible Loan Losses

The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at September 30, 1998 of $3,172 or 146.39% of non-performing loans, was adequate.

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

At September 30, 1998, the allowance for possible loan losses increased by $441 over the amount recorded at December 31, 1997. The following table represents transactions affecting the allowance for possible loan losses during the nine-month period ended September 30, 1998.

Balance at beginning of period, December 31, 1997                                         $2,731
Charge-offs:
    Commercial, Financial and agricultural                                                     5
    Real estate -- mortgage                                                                   31
    Installment loans to individuals                                                          28
    Credit cards and related plans                                                            40
                                                                                          -------
                                                                                             104
Recoveries:
    Commercial, financial and agricultural                                                   187
    Real estate--mortgage                                                                     11
    Installment loans to individuals                                                           4
    Credit cards and related plans                                                             4
                                                                                           ------
                                                                                             206
Net Recoveries                                                                               101
Provision charged to operations
   during the nine-month period                                                              339
                                                                                          -------
Balance at end of period, September 30, 1998                                              $3,172
                                                                                          =======
Ratio of net recoveries during the period to
    average loans outstanding during the period                                             .05%



Allocation of the Allowance for Possible Loan Losses

The following table sets forth the allocation of the allowance for possible loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percentage of loans in each category to total loans, at September 30, 1998.

Balance at September 30, 1998 applicable to:

                                                                                        Percentage of
                                                                                        Loans in each
                                                                    Percentage          category to
                                                    Amount          of Allowance        total loans

Commercial                                            $1,761             56%                 56%
Real estate construction                                  46              1%                  3%
Real estate--mortgage                                    484             15%                 36%
Installment loans to individuals                         353             11%                  5%
Unallocated                                              528             17%                   -
                                                      ------            ----                ----

  Total                                               $3,172            100%                100%
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


B.  Results of Operations:  Three and Nine Months ended September 30, 1998 and 1997

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

Three and Nine Months Ended September 30, 1998. The Corporation earned net income of $938 or $0.18 per share basic and $0.17 per share diluted and $2,501 or $0.47 per share basic and $0.46 per share diluted, for the three- and nine-month periods ended September 30, 1998, compared to $604 or $0.14 per share basic and diluted and $1,879 or $0.45 per share basic and $0.42 per share diluted for the same periods in 1997.

Interest income increased by $1,124 and $3,402 for the three- and nine-month periods ended September 30, 1998 over the corresponding periods in 1997. The increases were primarily due to increases in average income-yielding assets. Other income increased by $373 and $1,268 for the three- and nine-month periods ended September 30, 1998 over the comparable periods in 1997. The majority of such increase is directly related to increase in sales and commission fees from brokerage services coupled with gain on sale of securities.

Total interest expense increased by $646 and $2,587 for the three- and nine-month periods ended September 30, 1998 over the corresponding periods in the prior year, primarily due to an increase in average interest bearing deposits coupled with interest expense related to the junior subordinated debt. Total other expenses increased by $327 and $1,175 for the three- and nine-month periods ended September 30, 1998 compared to the same periods in the prior year, primarily as a result of overall growth of the Corporation. Of the total increase for the nine-month period, $696 was attributable to an increase in salaries and employee benefits and $243 to increases in occupancy and equipment expenses. All other expenses increased by $448 while regulatory, professional fees and office expense combined decreased by $212 for the nine-month period ended September 30, 1998 over the comparable period.

The provision for possible loan losses for the three- and nine-month periods ended September 30, 1998 was $111 and $339, respectively. These represent a moderate increase of $6 for the three-month period but a decrease of $41 for the nine-month period compared to the same periods in the prior year. The primary reason for the decline in the nine-month period is directly related to a decline in total non-performing loans.


Some Specific Factors Affecting Future Results of Operations

Although future movement of interest rates cannot be predicted with certainty, the interest rate sensitivity of the Corporation's assets and liabilities over the next twelve-month period is such that a 3% change in interest rates in either direction would not have a material effect on the Corporation's results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.



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


Item 2 -  Changes in Securities

     On July 31, 1998, the Corporation issued 2,647,734 shares of common stock pursuant to a two-for-one stock split declared in June, 1998. The par value of the Corporation's common stock was concurrently changed from $1.00 to $0.50 per common share. See Form 10-Q.B. for quarter ended June 30, 1998 (filed August 14, 1998), Part II, Item 2, and Section 3 of the Corporation's Restated Certificate of Incorporation filed as Exhibit 3.4 to such Form 10-Q.B..

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None.

Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K

     (a) Exhibits .   Attached hereto is Exhibit 27-4 Financial Data
     Schedule.

     (b) Reports on Form 8-K. In addition to a Form 8-K filed July 21, 1998 reporting the reduction of the common stock's par value in connection with the stock split, a second report on Form 8-K were filed during the quarter ended September 30, 1998. This second Form 8-K provided information about the Corporation's execution of a definitive merger agreement with First Savings Bancorp of Little Falls, Inc. Such report was filed on September 10, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date: November 13, 1998                      By: /s/ Naqi A. Naqvi
      -----------------                         ---------------------
                                                 Naqi A. Naqvi, Treasurer
                                                 (Duly Authorized Officer and
                                                  Principal Accounting Officer)