Form 10KSB
period 1998-12-31
GREATER COMMUNITY BANCORP
filed 1999-03-17
CIK 773845

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended    December 31, 1998

     [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

     Title of each class              Name of each exchange on which registered
            NONE                                 NASDAQ National Market System

Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.50 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  _X_        NO __

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for the most recent fiscal year. $29,522,000.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     $43,863,021 as of January 31, 1999. For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, was as follows: 5,345,021 shares of common stock as of January 31, 1999.


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

     Certain information in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on April 20, 1999 is incorporated by reference into Part III, Items 9 through 12, inclusive.

     Transitional Small Business Disclosure Format (check one):

     Yes ___   No _X_

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                   Index to Form 10-KSB for December 31, 1998


PART I                                                                  PAGE NO.
                                                                        --------

Item 1.    Description of Business..........................................1
Item 2.    Description of Property..........................................9
Item 3.    Legal Proceedings...............................................10
Item 4.    Submission of Matters to a Vote of Security Holders.............10


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........10
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................11
Item 7.    Financial Statements............................................27
Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................52


PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a)of the Exchange Act................52
Item 10.   Executive Compensation..........................................52
Item 11.   Security Ownership of Certain Beneficial Owners and Management..52
Item 12.   Certain Relationships and Related Transactions..................53
Item 13.   Exhibits and Reports on Form 8-K................................53


SIGNATURES.................................................................54

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

     During the last several years, the Company has demonstrated continued growth in its business. As of December 31, 1998, the Company's consolidated assets were $372.4 million, as compared with consolidated assets of $322.0 million at December 31, 1997. Net income for the year ended December 31, 1998 was $3.5 million ($0.67 per share-basic and $0.65 per share-diluted), up from $2.6 million ($0.60 per share-basic and $0.56 per share-diluted) in 1997. The Company declared total cash dividends of $.23 per share and $.18 per share during 1998 and 1997, respectively.

NONBANK SUBSIDIARIES

     During 1998, the Company continued its expansion efforts by forming another nonbank subsidiary. In March 1998, Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary, commenced business. HCC is a New Jersey corporation located in Paramus, New Jersey. The purpose of HCC is to engage in the business of leasing commercial office equipment to small and mid-size businesses in Bergen and surrounding counties. At December 31, 1998, HCC reported total assets of $2.3 million.

     In addition to the above, the Company owns four nonbank subsidiaries. (i) Greater Community Services, Inc., activated in March 1997, provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

     (ii) GCB Capital Trust (the "Trust") was formed in April 1997 under the Business Trust Act of Delaware. The sole purposes of the Trust were issuing and selling Preferred Securities and Common Securities and using the sales proceeds to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust and the payments under the Junior Subordinated Debentures are its sole revenues. The Company owns all of the Trust's Common Securities.

     In May 1997, the Company through the Trust sold 920,000 Preferred Securities at a liquidation amount of $25 per Preferred Security for an aggregate amount of $23.0 million. It has a distribution rate of 10% per annum payable at the end of each calendar quarter. Although the Debentures are treated as debt of the Company, they currently qualify for Tier I capital treatment. The Preferred Securities have no maturity date and are callable by the Company on or about June 1, 2002, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Debentures mature in 2027, at which time the Preferred Securities must be redeemed.

     (iii) GCB Realty, L.L.C. ("Realty") was formed in July 1997 as a New Jersey limited liability company located in Totowa, New Jersey. The purposes of Realty are to acquire and manage real estate properties. Realty owns two properties purchased for a total of $2.2 million in Bergen County, New Jersey. BCB, HCC and two other tenants lease space in one of the buildings. BCB also leases its Lyndhurst location from Realty. Annual rentals from both properties are estimated at $348,000.

     (iv) In October 1996, a majority-owned nonbank subsidiary opened for business under the name of Greater Community Financial, L.L.C., ("GCF") a New Jersey limited liability company located in Clifton, New Jersey. This Company engages in the business of securities broker and dealer.

BANK SUBSIDIARIES

     GFB received its charter from the New Jersey Department of Banking & Insurance (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. GFB has five additional branches, all of which are also located in Passaic County, New Jersey. A branch in Little Falls has operated since March 1988. Three branches are located in Clifton, two of which were acquired by merger in April 1995 and the other was a de novo branch established in 1997. The fifth branch, located at 100 Furler Street, Totowa, has been in operation since 1996.

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

     BCB was incorporated in New Jersey in 1987 and commenced its banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. In addition to its main office at Two Sears Drive in Paramus, New Jersey, BCB has five additional branch offices, located in Hasbrouck Heights, WoodRidge, Wallington, Hackensack, and Lyndhurst.

     Each of the Bank Subsidiaries has a wholly-owned investment company subsidiary formed to manage their respective investment portfolios to increase net yields.

     The Company is in the process of forming a de novo bank subsidiary named Rock Community Bank ("RCB"), a wholly-owned subsidiary located in Glen Rock, Bergen County, New Jersey. The Company expects to raise approximately $5.0 million in capital through the sale of the Company's common stock in the formation of RCB. Currently, the Company has received regulatory approvals from the Department and the Federal Deposit Insurance Corporation ("FDIC"). The Company's application for approval from the Federal Reserve Bank of New York is pending and the Company does not anticipate a problem in receiving such approval. RCB is expected to open for business early in the second quarter of 1999.

ACQUISITION

     During late 1998, the Company signed a definitive merger agreement (the "Agreement") to acquire First Savings Bancorp of Little Falls ("First Savings") for $23.0 million in cash. Upon receipt of approval of appropriate regulatory agencies, the merger is anticipated to be completed in April 1999.

     Upon the completion of the merger with First Savings, the Company will have net loans of $310.6 million, deposits of $467.6 million, and total assets of approximately $550.5 million.

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

     Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service. Rate competition is intense especially in the area of time deposits. The Bank Subsidiaries compete with larger institutions with respect to the interest rates they offer. From a service standpoint, the Bank Subsidiaries' competitors, by virtue of their superior financial resources, have substantially greater lending limits than the Bank Subsidiaries. Such competitors also perform certain functions for their customers such as trust and international services, which the Bank Subsidiaries have chosen not to provide.

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

     A policy of the Federal Reserve requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 1998, the Company had approximately $28.4 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies which require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

Bank Regulation

     As state-chartered banks which are not members of the Federal Reserve System, the Bank Subsidiaries are subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). Prior approval of the FDIC is required for the Bank Subsidiaries to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Bank Subsidiaries are also subject to regulation and supervision by the Department. In addition, the Bank Subsidiaries are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

     The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements," below.

     Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

Bank Dividends

     New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 1998, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases," above.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent in 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. As of January 1, 1997, such premiums range from 0.00% to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semiannual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards:
(i) total risk-based capital ratios of 10.0% or greater; (ii) Tier I risk-based capital ratios of 6.0% or greater, and (iii) Tier I leverage ratios of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratios of 8.0% or greater;
(ii) Tier I risk-based capital ratios of 4.0% or greater, and (iii) Tier I leverage ratios of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Effective January 1, 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rates were 0.00% in 1997 and 1998.

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

Standards for Safety and Soundness

     Under FDICIA, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness which cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank Subsidiaries meet all of the standards which have been adopted.

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

Regulatory Capital Requirements

     The Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks"), respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     These regulations require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier I capital" to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier I capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules require bank holding companies and state nonmember banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a Tier I or core capital requirement and a Tier II or supplementary capital requirement. Tier I capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries, less most intangible assets, primarily goodwill. Tier II capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier I and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

     At December 31, 1998, the Company's total risk-based capital and leverage capital ratios were 21.58% and 11.21%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

     Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately-capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4%, and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three
"undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

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

EMPLOYEES

     As of December 31, 1998, the Company employed a total of approximately 125 employees, including 98 full-time employees. Management considers relations with employees to be satisfactory.

Item 2 - DESCRIPTION OF PROPERTY

     The Company does not directly own or lease any land, buildings or equipment. However, the Company's wholly-owned non-bank subsidiary, Realty, owns two properties in Bergen County, New Jersey.

     GFB leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such main office leased space is owned by a general partnership of which the Company's chairman and vice chairman are both partners. GFB also leases space for its five other branches in Totowa, Little Falls and Clifton, New Jersey.

     BCB leases its main office space at Two Sears Drive, Paramus, New Jersey, and the Lyndhurst, New Jersey branch from Realty. BCB also leases space for three other branches in Hackensack, Wallington and Wood-Ridge, New Jersey. BCB owns the space for its branch located in Hasbrouck Heights, New Jersey.

     In the opinion of management, all such leased properties are adequately insured and leased at fair rentals.

     For further information regarding the Bank Subsidiaries' lease obligations, see Note 14 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1998, contained in Item 7 -"Financial Statements."

Item 3 -      LEGAL PROCEEDINGS

     The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against the Company, which, if determined adversely, would have a material effect on the Company's business, financial position or results of operations.

Item 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5 -      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was held by approximately 1,008 holders of record on December 31, 1998, and is traded on the NASDAQ National Market System under the symbol GFLS.

     The following table indicates the range of high and low closing bid prices of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The price quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The stock prices and cash dividends have been adjusted to take into account the effect of the 2 for 1 stock split in 1998 and the stock dividend paid in 1997.



                                                  Bid Prices              Cash
                                          -------------------        Dividends
                                          High            Low         Declared
                                          ----            ---         --------

Year Ended December 31, 1997:
  First Quarter                          $ 7.44        $  6.93            $.04
  Second Quarter                           7.85           7.24             .04
  Third Quarter                            9.75           8.50             .05
  Fourth Quarter                          10.00           9.25             .05
Year Ended December 31, 1998
  First Quarter                          $10.75        $  9.06            $.05
  Second Quarter                          12.19          10.63             .06
  Third Quarter                           12.25           9.75             .06
  Fourth Quarter                          11.75           8.25             .06

     The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions which are potentially applicable. (See above, Item 1 "--DESCRIPTION OF BUSINESS--SUPERVISION AND REGULATION-- Bank Holding Company Regulation--Holding Company Dividends and Stock Repurchases"; and "--Bank Regulation--Bank Dividends"). However, management does not expect any of such restrictions to become applicable so long as the Company and the Bank Subsidiaries continue to operate profitably.

Item 6 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This  Form  10-KSB,  both in this MD&A  section  and  elsewhere  (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected," "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's bank subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

RECENT DEVELOPMENTS

     During 1998 the Company signed an agreement to acquire First Savings Bancorp of Little Falls, Inc. for $23.0 million in cash. Provided regulatory approvals are received in the near future, the merger is anticipated to be completed by March 31, 1999. The acquisition will be accounted for as a purchase and will result in a goodwill intangible asset of approximately $14.0 million, which is anticipated to be amortized over 20 years for accounting purposes.

     During January 1999, the Department approved the application of Rock Community Bank ("Rock") for a new charter as a state commercial bank to be located in Glen Rock, Bergen County, New Jersey. Rock will be the Company's third wholly-owned community bank subsidiary. Rock will serve a trade area of Glen Rock and surrounding communities. The Company will contribute $5.0 million as Rock's initial capital. Rock's board of directors will be compromised of prominent members of Rock's trade area and the Company's President, George E. Irwin. Roy Kay, Jr., Rock's President and CEO-designate, has been an officer of Great Falls Bank since 1995 and has over 40 years banking experience. Rock is expected to commence operations during the second quarter of 1999 and is projected to become profitable at the end of its second year of operation.

     The Company has agreed to offer its Common Stock privately to Rock's incorporators and other local persons they introduce to the Company. The Company will issue between $3.0 million and $5.0 million in Common Stock in the private offering. Subject to agreed minimum and maximum prices, the purchase price per share will be 90% of the average prices of the Company's Common Stock, over the period from November 1997 through the date all required regulatory approvals are received. If all such approvals had been obtained on March 8, 1999, the purchase price would have been $9.58 per share.

Results of Operations:  Fiscal Years Ended December 31, 1998 and 1997

     The Company earned $3.5 million or $0.67 per share-basic and $0.65 per share-diluted in 1998 compared to $2.6 million or $0.60 per share-basic and $0.56 per share-diluted in 1997. In 1998, the Company's earnings improved 36% over 1997. Net interest income increased by $1.3 million, or 11%, in 1998 compared to 1997. The increase in net interest income in 1998 is attributable to the growth of the Company. Total other expenses showed an increase of $1.7 million in 1998 over 1997. The provision for possible loan losses increased by $35,000, or 7%, in 1998 as a result of an increased loan portfolio.

     The Company's annual interest expense increased by $3.1 million in 1998 compared to 1997. The majority of this increase is related to the increase in interest expense on deposits due to an increase in average interest-bearing deposits coupled with an increase in interest expense associated with Preferred Securities issued in May 1997.

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

     The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest expense on related items, and the Company's average yield for the years ended December 31, 1998, 1997 and 1996. The yields are shown on a fully taxable basis and assume a 34% tax rate.

Average Balance Sheet, Interest Income and Expense, and Average Interest Rates

                                                                              For the Years ended
                                           ----------------------------------------------------------------------------------------
                                                December 31, 1998              December 31, 1997             December 31, 1996
                                           ---------------------------    ---------------------------   ---------------------------
                                                     Interest  Average              Interest  Average             Interest  Average
                                           Average    Earned/   Yield/    Average    Earned/   Yield/   Average    Earned/   Yield/
                                           Balance     Paid      Rate     Balance     Paid      Rate    Balance     Paid      Rate
                                           -------     ----      ----     -------     ----      ----    -------     ----      ----
                                                                        (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities ..................   $126,719   $ 7,348    5.80%   $102,021   $ 6,241    6.12%   $ 87,604    $ 5,569     6.36%
Due from banks - interest-bearing ......      9,917       578    5.83%      5,052       267    5.29%      2,947        138     4.67%
Federal funds sold .....................     11,524       605    5.25%      7,676       415    5.41%      7,468        365     4.89%
Loans(1)................................    183,676    16,335    8.89%    149,024    13,625    9.14%    135,161     12,621     9.34%
                                           --------   -------            --------   -------            --------    -------
    Total earning assets ...............    331,836    24,866    7.49%    263,773    20,548    7.79%    233,180     18,693     8.02%
Less: Allowance for possible loan losses      3,078        --      --       2,644        --      --       2,393         --       --
    Unearned income - loans ............        630        --      --         341        --      --         317         --       --
All other assets .......................     26,753        --      --      22,229        --      --      21,433         --       --
                                           --------   -------            --------   -------            --------    -------
    Total assets .......................   $354,881   $24,866            $283,017   $20,548            $251,903    $18,693
                                           ========   =======            ========   =======            ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits
  Time deposits ........................   $ 83,645   $ 1,766    2.11%   $ 76,466   $ 1,689    2.21%   $ 81,112    $ 1,799     2.22%
  Federal funds and
     short-term borrowings(2)...........    127,477     7,253    5.69%     92,435     5,128    5.55%     86,277      4,605     5.34%
  Trust preferred securities ...........     13,521       633    4.68%      7,507       366    4.88%      6,062        312     5.15%
            Total interest-bearing
               liabilities                   23,669     2,357    9.96%     18,721     1,765    9.43%      4,982        438     8.79%
                                           --------   -------            --------   -------            --------    -------
                                            248,312    12,009    4.84%    195,129     8,948    4.59%    178,433      7,154     4.01%

Non interest-bearing deposits ..........     71,010        --      --      60,481        --      --      50,243         --       --
Other liabilities ......................      5,748        --      --       3,382        --      --       3,240         --       --
Shareholders' equity ...................     29,811        --      --      24,025        --      --      19,987         --       --
                                           --------   -------            --------   -------            --------    -------
     Total liabilities and
        shareholders' equity ...........   $354,881   $12,009            $283,017   $ 8,948            $251,903    $ 7,154
                                           ========   =======            ========   =======            ========    =======

NET INTEREST INCOME
    (fully taxable basis) ..............              $12,857                       $11,600                        $11,539
                                                      =======                       =======                        =======

NET INTEREST MARGIN
    (fully taxable basis) ..............                         3.87%                         4.40%                           4.95%
                                                                 ====                          ====                            ====

(1)  Average balance includes nonperforming loans.

(2) Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase.

Net Interest Income

     In 1998, interest income increased by $4.3 million or 21% compared to 1997. Interest and fee income on loans during 1998 increased by $2.7 million or 20% over the comparable period in 1997 as a result of an increase of 23% in average total loans. The average yield on loans decreased to 8.89% in 1998 compared to 9.14% in 1997 as a result of repricing of loans at the prevailing rates. Income earned on investment securities during 1998 increased by $1.1 million, or 18% compared to the same period in 1997. The increase was primarily due to a 24% increase in average investments for the year ended December 31, 1998 over 1997. The average yield on securities was 5.80% for the year ended December 31, 1998 compared to 6.12% for the same period in the prior year, the decline was due to general market conditions. Interest income on federal funds sold and deposits with banks during 1998 increased by $501,000 or 73% compared to the same period in the prior year as a result of a $8.7 million, or 68%, increase in average federal funds sold and deposits with banks due to the purchase of $13.1 million of interest bearing deposits.

     Interest expense for the year ended December 31, 1998, increased by $3.1 million or 34% from the level of interest expense for 1997. $2.2 million of the total increase in interest expense was related to the increase in interest expense on deposits, $592,000 was related to the increase in interest expense on long-term borrowings, and the remaining $267,000 was related to the increase in interest expense on short-term borrowings. The increase in total interest expense was related to the increase in average interest-bearing liabilities of $53.0 million or 27% primarily due to a $23.0 million increase in the 10% Preferred Securities in May 1997, offset to some extent by the decrease in 8.5% Subordinated Debentures effective November 1, 1997.

     The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 3.87% and 4.40% for the years ended December 31, 1998 and 1997, respectively. The decrease in the net interest margin was related to some extent to an increase in average yield on time deposits and long-term borrowing coupled with a slight decline in average yield on earning assets compared to 1997.

Rate/Volume Analysis

     The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the year's ended December 31, 1998 and 1997. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes which are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.


                                                 Full Year 1998                  Full Year 1997
                                           Compared to Full Year 1997      Compared to Full Year 1996
                                               Increase (Decrease)            Increase (Decrease)
                                          ----------------------------   -----------------------------
                                          Volume     Rate        Net     Volume       Rate       Net
                                          -------   -------    -------   -------    -------    -------
                                                                (In Thousands)
Interest Earned On:
  Loans ...............................   $ 3,078   $  (368)   $ 2,710   $ 1,271    $  (267)   $ 1,004
  Investment securities ...............     1,435      (328)     1,107       884       (212)       672
  Other earning assets ................       486        15        501       122         57        179
                                          -------   -------    -------   -------    -------    -------
    Total earning assets ..............   $ 4,999   $  (681)   $ 4,318   $ 2,277    $  (422)   $ 1,855
                                          =======   =======    =======   =======    =======    =======

Interest Paid On:
  Savings & money markets .............   $   152   $   (75)   $    77   $  (101)   $    (9)   $  (110)
  Time deposits .......................     1,995       130      2,125       344        179        523
  Borrowings ..........................       880       (21)       859     1,234        147      1,381
                                          -------   -------    -------   -------    -------    -------
    Total interest-bearing liabilities    $ 3,027   $    34    $ 3,061   $ 1,477    $   317    $ 1,794
                                          =======   =======    =======   =======    =======    =======

Provision for Possible Loan Losses

     The Company recorded a provision for possible loan losses of $520,000 in 1998 compared with $485,000 in 1997. Management of each bank subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

     The Bank Subsidiaries will continue to monitor their allowance for possible loan losses and make future adjustments to the allowance through the provision for possible loan losses as economic conditions dictate. Although the Bank Subsidiaries maintain their allowances for possible loan losses at levels that they consider to be adequate to provide for the inherent risk of loss in their loan portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for possible loan losses will not be required in future periods. In addition, the Bank Subsidiaries' determinations as to the amount of their allowances for possible loan losses are subject to review by the FDIC and the Department, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the FDIC or the Department, after a review of the information available at the time of their examination.

Other Income

     Total other income for the year ended December 31, 1998 was $4.7 million, an increase of $1.9 million or 69% compared to 1997. The $1.9 million net increase was the result of significant fluctuations within the major components of other income. Of the net increase, service charges on deposit accounts increased by $280,000, other commissions and fees increased by $298,000, realized gain on sale of securities available-for-sale increased by $867,000, and all other income increased $456,000. The majority of the increase in service charges on deposit accounts is attributable to the increase in deposit-related services during 1998. The increase in realized gain on sale of securities available-for-sale resulted from sale of $6.9 million of available-for-sale securities.

Other Expenses

     Total other expenses increased by $1.7 million for the year ended December 31, 1998 over 1997. The $1.7 million net increase was a result of fluctuations within the components of other expenses. More specifically, salaries and employee benefits increased by $962,000 or 20% as a result of an increase in number of employees and general salary increases coupled with an increase in employee benefits. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $244,000 or 11% primarily due to the addition of office space and equipment.

     Regulatory, professional and other fees, and office expenses both decreased by $80,000 or 11% and $25,000 or 4%, respectively. Other real estate operating expense increased by $101,000 or 168% due to an increase in ORE properties owned. Computer services expenses increased by $26,000 or 16%. All other operating expenses increased by $439,000 or 33%. The primary reason for the increase in such expenses is the growth of the Bank Subsidiaries.

Income Taxes

     The Company recorded income tax provisions of $2.0 million and $1.5 million for the years ended December 31, 1998 and 1997, respectively. The increase in income tax provision is attributable to increased earnings for 1998 over 1997.

Financial Condition

     At December 31, 1998, the Company's total assets were $372.4 million, an increase of $50.4 million or 16% over the amount reported at December 31, 1997. Gross loans increased by $44.9 million while investment securities decreased by $15.2 million. The increase in loans was a direct result of increased loan demand while the decrease in investment securities was related to the maturities which were used in purchasing interest-bearing due from banks. Interest-bearing due from banks increased by $13.2 million. Cash and non interest-bearing due from banks increased by $5.1 as a result of the overall growth of the Company. Federal funds sold decreased by $4.3 million and the proceeds were used in meeting loan demand.

Investment Securities

     Investment securities at December 31, 1998 decreased by $15.2 million or 12% over the amount reported at December 31, 1997. The decrease was a result of investment securities either maturing or being sold. The proceeds were partly used in funding the increase in interest-bearing due from banks. The following table presents the composition of the investment securities portfolio along with the book and market values of those components at December 31, 1998, 1997 and 1996.

                                                            December 31,
                                  ----------------------------------------------------------------
                                          1998                  1997                  1996
                                  --------------------  --------------------  --------------------
                                                            (In Thousands)

                                  Amortized       Fair  Amortized       Fair  Amortized       Fair
                                       Cost      Value       Cost      Value       Cost      Value
                                   --------   --------   --------   --------   --------   --------
Available-for-sale

U.S. Treasury and U.S. .........
 Government agencies securities    $ 16,370   $ 16,638   $ 33,590   $ 33,884   $ 36,673   $ 36,861
State and political subdivisions        934        934        558        558      1,006      1,006
Other debt and equity securities     18,159     21,564     13,410     16,244      6,192      6,407
Mortgage-backed securities .....     54,576     54,661     40,599     40,565      7,879      7,977
                                   --------   --------   --------   --------   --------   --------
   Total available-for-sale ....   $ 90,039   $ 93,797   $ 88,157   $ 91,251   $ 51,750   $ 52,251
                                   --------   --------   --------   --------   --------   --------

Held-to-maturity

U.S. Treasury and  U.S. ........
 Government agencies securities    $  5,899   $  5,576   $ 14,822   $ 14,519   $ 18,996   $ 18,602
State and political subdivisions        898        902      1,390      1,391        393        390
Mortgage-backed securities .....     11,007     11,076     19,313     19,302     18,039     17,978
                                   --------   --------   --------   --------   --------   --------
   Total held-to-maturity ......   $ 17,804   $ 17,554   $ 35,525   $ 35,212   $ 37,428   $ 36,970
                                   --------   --------   --------   --------   --------   --------
   Total investment securities .   $107,843   $111,351   $123,682   $126,463   $ 89,178   $ 89,221
                                   ========   ========   ========   ========   ========   ========


     During 1998, the Company realized net gains of $1.1 million through the sale of $6.9 million of securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 1998 is accumulated other comprehensive income in the amount of $2.3 million, an increase of $385,000 or 21% over the end of 1997. The Company has no securities held for trading purposes.

     Statement of Financial Accounting Standards ("SFAS") No. 133 allows a reassessment of investment securities classified without calling into question the intent of the company to hold other investment securities to maturity in the future, (see "-Impact of Recent Accounting Standards," below). On October 1,
1998, the Company reclassified securities with a fair market value of $5.5 million resulting in an increase of accumulated other comprehensive income of $28,000.

     The following table shows the average yields, book values and fair market values of the Company's investment securities by maturity.

                                                         December 31, 1998
                                                    ----------------------------
                                                    Average  Amortized   Fair
                                                     Yield     Cost      Value
                                                    -------  --------   --------
                                                       (Dollars in Thousands)
Available-for-sale
Due in one year or less ...................          5.67%   $  6,896   $  6,908
Due after one year through 5 years ........          6.05%     10,056     10,289
Due after five years through 10 years .....          6.18%        352        375
Mortgage-backed securities ................          6.02%     54,576     54,661
Other debt and equity securities ..........           n/a      18,159     21,564
                                                             --------   --------
   Total available-for-sale ...............                  $ 90,039   $ 93,797
                                                             ========   ========
Held-to-maturity
Due in one year or less ...................          5.79%   $  1,608   $  1,611
Due after one year through 5 years ........          5.06%      4,189      4,174
Due after five years through 10 years .....          2.08%      1,000        693
Mortgage-backed securities ................          6.09%     11,007     11,076
                                                             --------   --------
  Total held-to-maturity ..................           n/a    $ 17,804   $ 17,554
                                                             --------   --------
  Total investment securities .............                  $107,843   $111,351
                                                             ========   ========

Loan Portfolio

     The Company's gross loan portfolio at December 31, 1998 totaled $206.1 million, an increase of $44.9 million or 28% compared to the amount reported at December 31, 1997. This increase was primarily due to increased loan demand. The Company's gross loan portfolio increased $23.8 million to $161.2 million at December 31, 1997 compared to the amount reported at December 31, 1996. The following table summarizes the components of the gross loan portfolio at the dates indicated.

                                                                                     December 31,
                                                                ----------------------------------------------------
                                                                  1998       1997       1996       1995       1994
                                                                --------   --------   --------   --------   --------
                                                                                   (In Thousands)
Loans secured by one- to - four-family residential properties   $ 66,485   $ 45,700   $ 43,100   $ 43,328   $ 26,925
Loans secured by nonresidential properties ..................    100,687     81,064     58,106     51,133     41,891
Loans to individuals ........................................     10,609     10,549      9,997      8,661      6,688
Loans to depository institutions ............................         --         --         --      4,600        600
Commercial loans ............................................     21,107     16,847     14,106     14,823     10,320
Construction loans ..........................................      5,163      5,784      5,534      4,292      4,754
Other loans .................................................      2,069      1,305      6,567      4,905      5,486
                                                                --------   --------   --------   --------   --------
     Total gross loans ......................................   $206,120   $161,249   $137,410   $131,742   $ 96,664
                                                                ========   ========   ========   ========   ========

     The following table sets forth the contractual maturity and interest rate sensitivity of components of the loan portfolio at December 31, 1998. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

                                                         December 31, 1998
                                             -----------------------------------------
                                              Within      1 - 5     Over 5
                                              1 year      Years     Years       Total
                                             --------   --------   --------   --------
                                                          (In Thousands)
Loans with predetermined interest rates:
Loans secured by nonresidential properties   $  7,001   $ 27,655   $  7,908   $ 42,564
Commercial loans .........................        489      4,609        575      5,673
Construction loans .......................        414        407         --        821
                                             --------   --------   --------   --------
     Total gross loans ...................   $  7,904   $ 32,671   $  8,483   $ 49,058

Loans with floating interest rates:
Loans secured by nonresidential properties     10,628     17,548     29,947     58,123
Commercial loans .........................     11,192      2,342      1,900     15,434
Construction loans .......................      2,913      1,429         --      4,342
                                             --------   --------   --------   --------
     Total gross loans ...................   $ 24,733   $ 21,319   $ 31,847   $ 77,899
                                             --------   --------   --------   --------
                                             $ 32,637   $ 53,990   $ 40,330   $126,957
                                             ========   ========   ========   ========


     At the date indicated in the foregoing loan table, no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.

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


                                                                         December 31,
                                                       ----------------------------------------------
                                                        1998      1997      1996      1995      1994
                                                       ------    ------    ------    ------    ------
                                                                    (Dollars in Thousands)
Nonaccruing loans ..................................   $1,657    $1,741    $1,033    $1,422    $1,499
Renegotiated loans .................................      416       521       726       517       526
                                                       ------    ------    ------    ------    ------
   Total nonperforming loans .......................    2,073     2,262     1,759     1,939     2,025
Loans past due 90 days and accruing ................      461       135       876     1,125        10
Other real estate ..................................      495       373     1,834     2,070     1,184
                                                       ------    ------    ------    ------    ------
   Total nonperforming assets ......................   $3,029    $2,770    $4,469    $5,134    $3,219
                                                       ======    ======    ======    ======    ======
Nonperforming loans to total gross loans ...........     1.01%     1.40%     1.28%     1.47%     2.09%
Nonperforming assets to total gross loans  and other
    real estate owned ..............................     1.47%     1.71%     3.21%     3.84%     3.29%
Nonperforming assets to total assets ...............      .81%      .86%     1.74%     2.03%     1.91%
Allowance for loan losses to nonperforming  loans ..   170.04%   120.73%   144.40%   120.27%    90.07%


     Nonperforming loans decreased by $189,000 at December 31, 1998 compared to December 31, 1997. The decrease is primarily due to the reclassification of certain loans from nonaccruing or renegotiated status to current loans. If the nonaccruing loans in 1998 had continued to pay interest, interest income during 1998 would have increased by $138,000. If nonaccruing loans in 1997 had continued to pay interest, interest income during 1997 would have increased by $291,000.

Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans where there is a doubt as to whether the borrowers will comply with the original loan repayment terms and thus allocates specific reserves against them. At December 31, 1998, such loans totaled $5.3 million with an allowance of $664,000 specifically allocated to them.

Foreign Loans.  The Company has no foreign loans or any other foreign exposure.

Allowance for Possible Loan Losses

     At December 31, 1998, the allowance for possible loan losses was $3.5 million as compared to $2.7 million at December 31, 1997. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, there are adequate reserves allotted. The level of the allowance is based on the ongoing evaluation by management of the respective Bank Subsidiaries of potential losses in the loan portfolio. Such evaluation includes consideration of the current financial status and credit standing of borrowers, prior loss experiences, results of periodic regulatory examinations, comments and recommendations of the Company's independent accountants, and management's judgment as to prevailing and anticipated real estate values and other economic conditions in the Bank Subsidiaries' market areas. Since future events that may affect these financial conditions are unpredictable, there is uncertainty as to the final outcome of the Bank Subsidiaries' loans and nonperforming assets.

     The following table represents transactions affecting the allowance for possible loan losses for the periods indicated.


                                                                           Years ended December 31,
                                                          -------------------------------------------------------
                                                            1998        1997        1996        1995        1994
                                                          -------     -------     -------     -------     -------
                                                                            (Dollars in Thousands)
Balance at beginning of year ..........................   $ 2,731     $ 2,540     $ 2,332     $ 1,824     $ 1,771
Charge-offs:
  Commercial ..........................................        (5)       (356)        (21)       (589)       (164)
  Real estate - mortgages .............................       (31)         --        (281)       (364)        (57)
  Installment loans to individuals ....................       (34)         (9)        (63)        (82)        (43)
  Credit cards and related plans ......................       (53)        (42)         --          --          --
                                                          -------     -------     -------     -------     -------
                                                             (123)       (407)       (365)     (1,035)       (264)
                                                          -------     -------     -------     -------     -------
Recoveries:
  Commercial ..........................................       376         104         124          87         100
  Real estate - mortgages .............................        11           7           9          --          --
  Installment loans to individuals ....................         5           1           9           3          45
  Credit cards and related plans ......................         5           1          --          --          --
                                                          -------     -------     -------     -------     -------
                                                              397         113         142          90         145
                                                          -------     -------     -------     -------     -------
Net recoveries (charge-offs) ..........................       273        (294)       (223)       (945)       (119)
Provision for possible loan losses ....................       520         485         440         414         172
Adjustment (allowance for loan losses acquired
  from Family First) ..................................        --          --          (9)      1,039          --
                                                          -------     -------     -------     -------     -------
Balance at end of year ................................   $ 3,525     $ 2,731     $ 2,540     $ 2,332     $ 1,824
                                                          =======     =======     =======     =======     =======
Ratio of net recoveries (charge-offs) during the period
  to average loans outstanding during the period ......       .15%       (.20%)      (.16%)      (.79%)      (.13%)

Allocation of the Allowance for Possible Loan Losses

     The following table sets forth the allocation of the allowance for loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                                                         At December 31,
                                          -----------------------------------------------------------------------------------
                                                    1998                          1997                         1996
                                          -------------------------    -------------------------    -------------------------
                                                               % of                         % of                         % of
                                                              Loans                        Loans                        Loans
                                                                 to                           to                           to
                                                   % of       Total              % of      Total             % of       Total
                                          Amount  Allowance   Loans    Amount  Allowance   Loans    Amount  Allowance   Loans
                                          ------  ---------   -----    ------  ---------   -----    ------  ---------   -----
                                                                                                      (Dollars in Thousands)
Balance at end of  period allocable to:

Commercial ............................   $1,467       43%       59%   $1,077       39%       60%   $  859       34%       53%
Real estate - construction ............       49        1         2        47        2         4        --       --         4
Real estate - mortgages ...............      919       26        34       898       33        29       670       26        31
Installment loans to
  individuals .........................      369       10         5       280       10         7       206        8        12
Unallocated reserves ..................      721       20        --       429       16        --       805       32        --
                                          ------   ------    ------    ------   ------    ------    ------   ------    ------
Total allowance for
    possible loan losses ..............   $3,525      100%      100%   $2,731      100%      100%   $2,540      100%      100%
                                          ======   ======    ======    ======   ======    ======    ======   ======    ======

                                                                            At December 31,
                                             ------------------------------------------------------
                                                    1995                          1994
                                             -------------------------    -------------------------
                                                                  % of                         % of
                                                                 Loans                        Loans
                                                                    to                           to
                                                      % of       Total              % of      Total
                                             Amount  Allowance   Loans    Amount  Allowance   Loans
                                             ------  ---------   -----    ------  ---------   -----
Balance at end of  period allocable to:

Commercial ............................      $1,256       54%       53%   $  876       48%       54%
Real estate - construction ............          --       --         3        --       --         5
Real estate - mortgages ...............         662       28        33       457       25        27
Installment loans to
  individuals .........................         296       13        11       215       12        14
Unallocated reserves ..................         118        5        --       276       15        --
                                             ------   ------    ------    ------   ------    ------
Total allowance for
    possible loan losses ..............      $2,332      100%      100%   $1,824      100%      100%
                                             ======   ======    ======    ======   ======    ======

Other Real Estate

     As of December 31, 1998, other real estate totaled $495,000, an increase of $122,000 or 33% compared to December 31, 1997. The increase was primarily due to additional foreclosed properties. The $495,000 includes collateral acquired through foreclosure of loans, stated at the lower of the loan value or fair market value less estimated cost to sell. Management is actively seeking repayment through sale of the underlying collateral.

Deposits

     As of December 31, 1998, total deposits were $293.4 million, an increase of $35.8 million or 14% over total deposits at December 31, 1997. Average deposits for 1998 were $52.8 million higher than average deposits for 1997. The following table summarizes the average yield/rate of the components of average deposit liabilities for the years indicated.

                                                                       Year ended December 31,
                                            ---------------------------------------------------------------------------------
                                                         Average                        Average                      Average
                                              1998     Yield/Rate      1997           Yield/Rate     1996          Yield/Rate
                                            --------   ----------    --------         ----------   --------        ----------
                                                                       (Dollars in Thousands)
Non interest-bearing deposits ............  $ 71,010         --      $ 60,481              --      $ 50,243              --
Savings and interest-bearing .............    83,645       2.11%       76,466            2.21%       81,112            2.22%
Time .....................................   127,477       5.69%       92,435            5.55%       86,277            5.34%
                                            --------                 --------                      --------
                                            $282,132                 $229,382                      $217,632
                                            ========                 ========                      ========


Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.



                                                         At December 31, 1998
                                                         --------------------
                                                            (In Thousands)

     Three months or less .............................        $20,987
     Over three months through six  months ............          2,506
     Over six months through twelve months ............          6,281
     Over twelve months ...............................          1,322
                                                               -------
                                                               $31,096
                                                               =======


Subordinated Debentures and Cancellable Mandatory Stock Purchase Contracts

     In December 1993, the Company received gross proceeds of $5.0 million by issuing Redeemable Subordinated Debentures ("Debentures") (unsecured debt obligation of the Company) due November 1, 1998, at an interest rate of 8.5% payable quarterly. Concurrently, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") to purchase $5.0 million of the Company's common stock at a predetermined price of $4.44 per share to be exercised no later than November 1, 1997. During November 1997 all of the outstanding Equity Contracts which had not previously been exercised were mandatorily exercised at the adjusted price of $4.44 per share. The Company issued 1,122,674 shares (as adjusted for a 2 for 1 stock split in 1998) of common stock in connection with these November exercises. All of the Equity Contracts were exercised by the surrender of Debentures having a face amount equal to the amount of the Equity Contracts. Subordinated debentures in the principal amount of $803,000 remained outstanding at December 31, 1997. All remaining subordinated debentures were redeemed during 1998.

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

     On May 21, 1997, the Company, through the Trust, sold 920,000 Preferred Securities at a price of $25 per Preferred Security, for a total of $23.0 million. The Preferred Securities have a distribution rate of 10% payable at the end of each calendar quarter. The Trust Preferred Securities are treated as Junior Subordinated Debentures on the Company's books and as such currently qualify for Tier I capital treatment. The Preferred Securities do not have a maturity date and are callable by the Company on or about June 1, 2002, or earlier if certain contingencies arise. The Debentures mature in the year 2027, at which time the Preferred Securities must be redeemed.

Interest Rate Sensitivity

     Banks are concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest rate-sensitive and by monitoring an institution's interest rate-sensitivity gap. An asset or liability is considered to be interest rate-sensitive if it will mature or reprice within a specific time period. The interest rate-sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. The Bank Subsidiaries monitor their gaps on a monthly basis, primarily their six-month and one-year maturities, and work to maintain their gaps within a range of 10% to (25)%.

     The  Company  had a  positive  position  with  respect to its  exposure  to interest  rate  risk  at  December  31,  1998.  The  Asset/Liability  Management
Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and the spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to
include   securities   with  more   advantageous   repricing   and/or   maturity
characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

     The following table summarizes, as of December 31, 1998, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                           Due within     Four to       One to      Two to        Over
                                                Three      Twelve          Two        Five        Five                     Fair
                                               Months      Months        Years       Years       Years        Total       Value
                                             --------    --------     --------    --------    --------     --------    --------
                                                                           (Dollars in Thousands)
Rate-sensitive assets:
 Investment securities...................$   $ 28,787    $ 30,012     $ 29,835    $ 18,169    $  4,798     $111,601    $111,351
                                      Rate       6.00%       5.99%        5.82%       6.02%       5.70%        5.88%
 Federal funds sold and deposit from bank$      8,032       8,179        3,934       1,249          --       21,394      21,394
                                      Rate       4.93%       5.89%        5.93%       6.08%         --         4.97%
Total loans..............................$     64,752      24,565       18,757      80,926      16,290      205,290     207,045
                                      Rate       8.59%       8.25%        8.62%       8.15%       6.89%        8.25%
                                             --------    --------     --------    --------    --------     --------
     Total rate-sensitive assets .........   $101,571    $ 62,756     $ 52,526    $100,344    $ 21,088     $338,285    $339,790
                                             ========    ========     ========    ========    ========     ========    ========
Rate-sensitive liabilities:
Interest-bearing demand deposits.........$   $ 19,849    $  5,876     $ 12,862    $ 19,631    $  6,769     $ 64,987    $ 64,987
                                      Rate       1.73%       1.73%       1.73%       1.73%        1.73%        1.73%
Savings deposits.........................$      9,598         192        5,008      11,547       6,538       32,883      32,883
                                      Rate       2.37%       2.25%       2.25%       2.25%        2.25%        2.27%
Time deposits............................$     51,348      60,875        5,545       1,405           6      119,179     119,792
                                      Rate       5.46%       5.22%       5.43%       5.16%        5.45%        5.33%
Total borrowings.........................$      7,103          --          --           --      33,000       40,103      40,258
                                      Rate       3.87%         --          --        4.87%        7.55%        5.43%
                                             --------    --------     --------    --------    --------     --------
     Total rate-sensitive liabilities ....   $ 87,898    $ 66,943     $ 23,415    $ 32,583    $ 46,313     $257,152    $257,920
                                             ========    ========     ========    ========    ========     ========    ========

Interest rate-sensitivity gap ............     13,673      (4,187)      29,111      67,761     (25,225)      81,133

Interest rate-sensitivity gap
 as a percentage of total rate-sensitive
 assets ..................................       4.04%      (1.24%)       8.61%      20.03%      (7.46%)

Cumulative interest rate-sensitivity gap..     13,673       9,486       38,597     106,358      81,133
                                             ========    ========     ========    ========    ========
Cumulative interest rate-sensitivity gap
 as a percentage of total rate-sensitive
 assets ..................................       4.04%       2.80%       11.41%      31.44%      23.98%

Liquidity

     The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been highly liquid and its liquid funds are more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions. Management expects this high liquidity trend to continue until overall economic conditions improve and loan demand rises.

     Sources of liquidity at December 31, 1998 totaled $150.8 million or 40% of total assets, consisting of investment securities of $111.6 million and $39.2 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity sources at December 31, 1997, were $152.0 million or 47% of total assets, consisting of investment securities in the amount of $126.8 million and cash and cash equivalents and interest-bearing due from banks in the amount of $25.2 million.

Capital Resources

     The Company's primary regulator, the Federal Reserve (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 1998, the minimum Tier I and the combined Tier I and Tier II capital ratios required by the Federal Reserve Board for capital adequacy purposes were 4% and 8%, respectively.

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

    The following table presents the risk-based and leverage capital ratios for the Company, GFB and BCB, respectively, as of December 31, 1998 and 1997.

                                                                                                                    To Be Well
                                                                                                                    Capitalized
                                                                                                                    Under Prompt
                                                                                          For Capital             Corrective Action
                                                                  Actual               Adequacy Purposes             Provisions
                                                           -------------------        --------------------       -------------------
                                                           Amount        Ratio        Amount         Ratio       Amount        Ratio
                                                           ------        -----        ------         -----       ------        -----
                                                                                     (Dollars in Thousands)
As of December 31, 1998
  Total capital (to risk-weighted assets)
    Greater Community Bancorp ......................       $55,953       21.58%       $20,746        8.00%      $    --          --
    Great Falls Bank ...............................        16,863       11.11%        12,145        8.00%       15,181       10.00%
    Bergen Commercial Bank .........................         8,961       11.74%         6,106        8.00%        7,633       10.00%

Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp ......................        39,726       15.32%        10,373        4.00%           --          --
    Great Falls Bank ...............................        14,956       10.45%         6,072        4.00%        9,108        6.00%
    Bergen Commercial Bank .........................         8,100       10.61%         3,053        4.00%        4,579        6.00%

Tier 1 capital  (to average assets)
    Greater Community Bancorp ......................        39,726       11.21%        14,015        4.00%           --          --
    Great Falls Bank ...............................        14,956        6.48%         9,011        4.00%       11,265        5.00%
    Bergen Commercial Bank .........................         8,100        6.96%         4,655        4.00%        5,818        5.00%

As of December 31, 1997
  Total capital (to risk-weighted assets)
    Greater Community Bancorp ......................       $52,433       26.19%       $16,015        8.00%      $    --          --
    Great Falls Bank ...............................        14,954       12.60%         9,492        8.00%       11,865       10.00%
    Bergen Commercial Bank .........................         8,517       14.21%         4,794        8.00%        5,993       10.00%

Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp ......................        35,908       17.94%         8,008        4.00%           --          --
    Great Falls Bank ...............................        13,465       11.35%         4,746        4.00%        7,119        6.00%
    Bergen Commercial Bank .........................         7,767       12.96%         2,397        4.00%        3,596        6.00%

Tier 1 capital  (to average assets)
    Greater Community Bancorp ......................        35,908       12.71%        11,302        4.00%           --          --
    Great Falls Bank ...............................        13,465        7.04%         4,746        4.00%        5,932        5.00%
    Bergen Commercial Bank .........................         7,767        8.51%         3,651        4.00%        4,564        5.00%


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

Impact of Recent Accounting Standards

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes new rules for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. The Company's financial statements for periods prior to 1998 have been restated to reflect the application of SFAS No. 130.

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the company is reporting one segment.

     On October 1, 1998,  the  Company  adopted  SFAS No. 133,  "Accounting  for
Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. Additionally, SFAS No. 133 allows a one-time reclassification of securities without calling into question the intent of the company to hold other securities to maturity.

Year 2000

     The year 2000 problem involves the risks that computer programs and computer systems may not be able to perform without interruption into the year 2000. If the computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect many banking and other transactions such as interest payments or due dates, and could cause the temporary inability to process transactions and to engage in ordinary business activities.

     The Company has been working since early 1997 to prepare its computer systems and applications for the year 2000. A year 2000 committee, with representatives from all departments of the Company, has been reviewing, modifying and communicating with external service providers as well as customers to ensure the year 2000 issue is being addressed appropriately. The Company has dedicated a substantial amount of management and staff resources to the year 2000 project.

     The inventory and assessment phases are complete. The committee started the year 2000 compliance testing late in the third quarter 1998 and it is expected to be completed in early 1999. Given the Company's computer systems structure, management estimates that the testing of its computer systems and applications will be substantially completed by March 31, 1999. Currently, almost all of the PCs and local area network servers have been tested for year 2000 readiness and have been returned to production as ready. The Company is also taking steps to run tests with its mission critical service providers as well as its mid-range computer systems. To date, the Company has not identified any material third party servicer problems, but it continues to assess the situation.

     The  estimated  total cost to become year 2000  compliant is  approximately
$100,000. Accordingly, as of December 31, 1998, the Company has expensed $100,000 in year 2000 anticipated expenses. It is not possible to predict with certainty all adverse effects which might result from failure to become fully year 2000 compliant or whether such effects could have a material impact on the Company's financial condition, results of operations or liquidity.

     For the computer systems and facilities that it has determined to be most critical, the Company expects to complete development, test, and adopt business contingency plans by June 30, 1999. The plans will conform to recently issued guidelines from the FFIEC on business contingency planning for year 2000 readiness. Contingency plans will include, among other actions, manual workarounds, identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-related failure. While the Company will have contingency plans to address temporary disruption, there can be no assurance that any failure or disruption will be only temporary, that the contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.

Item 7 - FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)


                                                                                                                December 31,
                                                                                                         --------------------------
ASSETS                                                                                                     1998             1997
                                                                                                         ---------        ---------
CASH AND DUE FROM BANKS - Non interest-bearing ...................................................       $  17,790        $  12,735
FEDERAL FUNDS SOLD ...............................................................................           5,850           10,110
                                                                                                         ---------        ---------
         Total cash and cash equivalents .........................................................          23,640           22,845
DUE FROM BANKS - Interest-bearing ................................................................          15,544            2,362
INVESTMENT SECURITIES - Available-for-sale .......................................................          93,797           91,251
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $17,554 and $35,212 at December 31, 1998 and 1997, respectively) .............................          17,804           35,525
                                                                                                         ---------        ---------
                                                                                                           111,601          126,776
LOANS ............................................................................................         206,120          161,249
  Allowance for possible loan losses .............................................................          (3,525)          (2,731)
  Unearned income ................................................................................            (830)            (393)
                                                                                                         ---------        ---------
         Net loans ...............................................................................         201,765          158,125
PREMISES AND EQUIPMENT, net ......................................................................           5,251            5,439
OTHER REAL ESTATE ................................................................................             495              373
ACCRUED INTEREST RECEIVABLE ......................................................................           2,293            2,149
INTANGIBLE AND OTHER ASSETS ......................................................................          11,811            3,916
                                                                                                         ---------        ---------
TOTAL ASSETS .....................................................................................       $ 372,400        $ 321,985
                                                                                                         =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing ..........................................................................       $  76,346        $  72,521
   Interest-bearing ..............................................................................          64,987           45,010
   Savings .......................................................................................          32,883           27,503
   Time (includes deposits $100 and over of $31,096 and $26,104
       at December 31, 1998 and 1997, respectively) ..............................................         119,179          112,521
                                                                                                         ---------        ---------
         Total deposits ..........................................................................         293,395          257,555

FHLB ADVANCES ....................................................................................          10,000               --
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ...................................................           7,103            6,338
REDEEMABLE SUBORDINATED DEBENTURES ...............................................................              --              803
ACCRUED INTEREST PAYABLE .........................................................................           2,589            2,053
OTHER LIABILITIES ................................................................................           4,004            2,975
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT ............................................................................          23,000           23,000
                                                                                                         ---------        ---------
         Total liabilities .......................................................................         340,091          292,724
                                                                                                         ---------        ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value: 1,000,000 shares authorized, none outstanding ..............              --               --
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 5,329,566 and
       5,294,032 shares outstanding at December 31, 1998 and 1997, respectively ..................           2,665            2,647
  Additional paid-in capital .....................................................................          25,460           25,138
  Retained earnings (Accumulated deficit) ........................................................           1,932             (391)
  Accumulated other comprehensive income .........................................................           2,252            1,867
                                                                                                         ---------        ---------
         Total shareholders' equity ..............................................................          32,309           29,261
                                                                                                         ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................................       $ 372,400        $ 321,985
                                                                                                         =========        =========



   The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

                                                                                                             For the Years Ended
                                                                                                                 December 31,
                                                                                                          --------------------------
                                                                                                           1998               1997
                                                                                                          -------            -------
INTEREST INCOME:
    Loans, including fees ....................................................................            $16,335            $13,625
    Investment securities ....................................................................              7,348              6,241
    Federal funds sold and deposits with banks ...............................................              1,183                682
                                                                                                          -------            -------
         Total interest income ...............................................................             24,866             20,548

INTEREST EXPENSE:
    Deposits .................................................................................              9,019              6,817
    Short-term borrowings ....................................................................                633                366
    Long-term borrowings .....................................................................              2,357              1,765
                                                                                                          -------            -------
         Total interest expense ..............................................................             12,009              8,948
                                                                                                          -------            -------
NET INTEREST INCOME ..........................................................................             12,857             11,600

PROVISION FOR POSSIBLE LOAN LOSSES ...........................................................                520                485
                                                                                                          -------            -------
         Net interest income after provision for possible loan losses ........................             12,337             11,115

OTHER INCOME:
    Service charges on deposit accounts ......................................................              1,761              1,481
    Other commission and fees ................................................................                925                627
    Gain on sale of investment securities ....................................................              1,083                216
    All other income .........................................................................                887                431
                                                                                                          -------            -------
         Total other income ..................................................................              4,656              2,755

OTHER EXPENSES:
     Salaries and employee benefits ..........................................................              5,703              4,741
     Occupancy and equipment .................................................................              2,383              2,139
     Regulatory, professional and other fees .................................................                654                734
     FDIC insurance assessment ...............................................................                 60                 52
     Computer services .......................................................................                193                167
     Office expenses .........................................................................                545                570
     Other real estate operating expenses ....................................................                161                 60
     All other operating expenses ............................................................              1,751              1,312
                                                                                                          -------            -------
         Total other expenses ................................................................             11,450              9,775
                                                                                                          -------            -------
INCOME BEFORE PROVISION FOR INCOME TAXES .....................................................              5,543              4,095

PROVISION FOR INCOME TAXES ...................................................................              2,000              1,495
                                                                                                          -------            -------
NET INCOME ...................................................................................            $ 3,543            $ 2,600
                                                                                                          =======            =======

Net income per share - basic .................................................................            $  0.67            $  0.60
                                                                                                          -------            -------

Net income per share - diluted ...............................................................            $  0.65            $  0.56
                                                                                                          -------            -------


       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(In Thousands)

                                                                                        Accumulated
                                                                               Retained       Other                            Total
                                                Common Stock     Additional    Earnings     Compre-                Share-    Compre-
                                            -------------------     Paid-in  (Accumulated   hensive   Treasury   holders'    hensive
                                             Shares   Par Value     Capital    Deficit)      Income      Stock     Equity     Income
                                            --------   --------    --------    --------    --------   --------   --------   --------
BALANCE, January 1, 1997 ..................    1,892   $  1,892    $ 17,841    $  1,209    $    307   $   (188)  $ 21,061
  Net income  - 1997 ......................       --         --          --       2,600          --         --      2,600   $  2,600
  10% stock dividend ......................      189        189       3,211      (3,400)         --         --         --
  Exercise of stock options ...............       50         50         400          --          --         --        450
  Exercise of equity contracts ............      560        560       4,433          --          --         --      4,993
  Cash dividends ..........................                  --          --        (800)         --         --       (800)
  Other comprehensive income, net of
    reclassification adjustments and taxes                   --          --          --       1,560         --      1,560      1,560
                                                                                                                            --------
  Total comprehensive income ..............                                                                                 $  3,560
                                                                                                                            ========
  Purchase of treasury stock ..............                  --          --          --          --       (156)      (156)
  Retirement of treasury stock ............      (44)       (44)       (747)         --          --        344       (447)
                                            --------   --------    --------    --------    --------   --------   --------

BALANCE, December 31, 1997 ................    2,647   $  2,647    $ 25,138    $   (391)   $  1,867   $     --   $ 29,261
                                            ========   ========    ========    ========    ========   ========   ========


  Net income  - 1998 ......................       --         --          --       3,543          --         --      3,543   $  3,543
  2 for 1 stock split .....................    2,647         --          --          --          --         --         --
  Exercise of stock options ...............       48         24         438          --          --         --        462
  Cash dividends ..........................       --         --          --      (1,220)         --         --     (1,220)
  Other comprehensive income, net of
     reclassification adjustments and taxes       --         --          --          --         385         --        385        385
                                                                                                                            --------
  Total comprehensive income ..............       --         --          --          --          --         --         --   $  3,928
                                                                                                                            ========
  Purchase of treasury stock ..............       --         --          --          --          --       (122)      (122)
  Retirement of treasury stock ............      (12)        (6)       (116)         --          --        122         --
                                            --------   --------    --------    --------    --------   --------   --------

BALANCE, December 31, 1998 ................    5,330   $  2,665    $ 25,460    $  1,932    $  2,252   $     --   $ 32,309
                                            ========   ========    ========    ========    ========   ========   ========



     The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                                              For the Years Ended
                                                                                                                  December 31,
                                                                                                            -----------------------
                                                                                                              1998           1997
                                                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..........................................................................................      $  3,543       $  2,600
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ....................................................................         1,201          1,056
    Accretion of discount on securities, net .........................................................           125           (127)
    Accretion of discount on debentures ..............................................................            --             11
    Realization of discount on securities sold .......................................................            --            (88)
    Gain on sale of securities, net ..................................................................        (1,083)          (216)
    Provision for possible loan losses ...............................................................           520            485
    Deferred income tax provision (benefit) ..........................................................          (310)          (233)
    Decrease (increase) in accrued interest receivable ...............................................            83           (243)
    Increase in other assets .........................................................................        (7,895)        (1,394)
    Increase in accrued interest and other liabilities ...............................................         1,565          1,972
                                                                                                            --------       --------
              Net cash (used in) provided by operating activities ....................................        (2,251)         3,823
                                                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale securities -
      Purchases ......................................................................................       (56,752)       (62,411)
      Sales ..........................................................................................         6,928         10,986
      Maturities .....................................................................................        48,568         14,339
   Held-to-maturity securities -
      Purchases ......................................................................................       (21,224)        (9,177)
      Maturities .....................................................................................        38,945         11,079
   Net decrease (increase) in interest-bearing deposits with banks ...................................       (13,182)         2,119
   Net increase in loans .............................................................................       (43,640)       (23,728)
   Capital expenditures ..............................................................................        (1,281)        (3,184)
   (Increase) decrease in other real estate ..........................................................          (122)         1,549
                                                                                                            --------       --------
              Net cash used in investing activities ..................................................       (41,760)       (58,428)
                                                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts ..................................................................        35,840         34,313
   Increase in securities sold under agreement to repurchase .........................................        10,765          2,179
   Proceeds from issuance of subordinated debt .......................................................            --         23,000
   Proceeds from exercise of equity contracts ........................................................            --            165
   Proceeds from redeemable subordinated debentures ..................................................          (803)            --
   Dividends paid ....................................................................................        (1,220)          (800)
   Proceeds from exercise of stock options ...........................................................           235            450
   Purchases of treasury stock .......................................................................          (122)          (156)
   Other, net ........................................................................................           111              5
                                                                                                            --------       --------
              Net cash provided by financing activities ..............................................        44,806         59,156
                                                                                                            --------       --------
              Net increase (decrease) in cash and cash equivalents ...................................           795          4,551

CASH AND CASH EQUIVALENTS, beginning of period .......................................................        22,845         18,294
                                                                                                            --------       --------

CASH AND CASH EQUIVALENTS, end of period .............................................................      $ 23,640       $ 22,845
                                                                                                            ========       ========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Greater Community Bancorp ("the Company"), through its subsidiary banks, Great Falls Bank ("GFB") and Bergen Commercial Bank ("BCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through twelve full service offices located in Bergen and Passaic counties, New Jersey. Great Falls Investment Company, Inc. is a wholly-owned subsidiary of GFB, and BCB Investment Company, Inc. is a wholly-owned subsidiary of BCB. The primary business of these subsidiaries is to own and manage the investment portfolios of their respective parent banks.

     The Company is in the process of forming a de novo bank subsidiary, Rock Community Bank ("RCB"). The Company anticipates raising $5.0 million through the sale of the Company stock. RCB anticipates commending operations in early 1999, subject to regulatory approval.

     In February 1998, Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary, was formed. HCC engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties. Two warehouse lines funded by the Bank Subsidiaries provide funding of leases.

     GCB Capital Trust ("Trust"), a wholly-owned nonbank subsidiary was formed in 1997 under the Business Trust Act of Delaware for the sole purposes of issuing and selling Preferred Securities and Common Securities and using the sales proceeds to acquire Junior Subordinated Debentures issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust and the payments under the Junior Subordinated Debentures are its sole revenue. All of the Trust's Common Securities are owned by the Company.

     GCB Realty, L.L.C. ("Realty"), a New Jersey limited liability company located in Totowa, New Jersey, was formed in 1997. The purposes of Realty are to engage in acquiring and managing real estate properties. In July 1997, Realty consummated the purchase of a property for $1.8 million in Bergen County, New Jersey. BCB and HCC are two of the tenants. Four tenants lease space in the building. In July 1998, Realty consummated the purchase of an office building in Lyndhurst, New Jersey for $400,000 which is currently being leased to BCB for one of their banking offices.

     Greater Community Services, Inc. (formerly known as Great Falls Financial Services, Inc.) is a wholly-owned nonbank subsidiary of the Company. Currently, it provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

     In 1996 the Company formed Greater Community Financial, L.L.C. ("GCF"), a majority-owned New Jersey limited liability company located in Clifton, New Jersey. GCF is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Security Dealers.

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

     The Company, Bank Subsidiaries and GCF are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, their respective businesses are particularly susceptible to being affected by state and federal legislation and regulations.

BASIS OF FINANCIAL PRESENTATION

     The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the company is reporting one segment.

FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No.107 requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

INVESTMENT SECURITIES

     The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company does not engage in securities trading. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

     On October 1, 1998,  the  Company  adopted  SFAS No. 133,  "Accounting  for
Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, SFAS No. 133 allows a one-time reclassification of securities without calling into question the intent of the company to hold other securities to maturity.

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Loans that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal are net of unearned discount, unearned loan fees, and an allowance for loan losses. The allowance for possible loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance for possible loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by management.

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

     The Company accounts for its transfers and servicing assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities.

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

INTANGIBLE AND OTHER ASSETS

     Intangible assets represent the excess of the cost over the fair value of net assets of acquired businesses. Intangible assets at December 31, 1998 and 1997, were approximately $350,000 and $458,000, respectively, and are being charged to operations on a straight line basis over a seven-year period which coincides with the average life of the assets acquired. The amortization charged to income was $108,000 for the years ended December 31, 1998 and 1997.

     Financing costs related to the issuance of the subordinated debt is being amortized over the life of the instruments and are included in other assets.

MORTGAGES  HELD FOR SALE

     Mortgages held for sale are recorded at cost which approximates market. Gains or losses on such sales are recognized at the time of sale in an amount equal to the present value of the difference between the effective interest rate to the Bank Subsidiaries and the net yield to the investor, excluding normal future loan servicing fees, over the estimated remaining lives of the loans sold, adjusted for prepayments. There were no loans held for sale at December 31, 1998 and 1997.

INCOME TAXES

     The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for possible losses on loans, other real estate, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax basis of assets acquired and acquired net operating loss carryforwards. The Company and its subsidiaries file a consolidated Federal income tax return.

DIVIDEND RESTRICTIONS

     New Jersey state law permits the payment of dividends from a bank subsidiary to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 1998 and 1997, GFB had $7.7 million and $5.9 million and BCB had $4.1 million and $3.4 million of funds available for the payment of dividends to the Company, respectively.

STATEMENTS OF CASH FLOWS

     Cash and cash equivalents are defined as cash on hand, non interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $1.9 million and $1.5 million for the years ended December 31, 1998 and 1997, respectively. Cash paid for interest was $11.5 million and $8.4 million for the years ended December 31, 1998 and 1997, respectively.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1998 and 1997 were approximately $209,000 and $201,000, respectively.

STOCK OPTIONS

     The Company accounts for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation." The standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

NET INCOME PER SHARE

     In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares or per share information in the financial statements has been adjusted retroactively for the effect of stock split and dividends.

START-UP COST

     The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, as defined, including organization costs, be expensed as incurred. The Company adopted this pronouncement upon issuance of SOP 98-5. During 1998 the Company expensed $119,000 of costs that would have been previously categorized as start-up costs. The Company did not have any prior start-up cost capitalized.

COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

     The income tax effects allocated to comprehensive income is as follows:

                                                              December 31, 1998                        December 31, 1997
                                                  ---------------------------------------    ---------------------------------------
                                                  Before tax           Tax     Net of Tax    Before tax           Tax     Net of Tax
                                                      Amount       Expense         Amount        Amount       Expense         Amount
                                                  ----------       -------     ----------    ----------       -------     ----------
Unrealized gains on securities
   Unrealized holding gains
     arising during period ...................       $ 1,747       $  (712)       $ 1,035       $ 2,809       $(1,119)       $ 1,690
Less reclassification adjustment
  for gains realized in net income ...........         1,083          (433)           650           216           (86)           130
                                                     -------       -------        -------       -------       -------        -------
Other comprehensive income, net ..............       $   644       $  (279)       $   385       $ 2,593       $(1,033)       $ 1,560
                                                     =======       =======        =======       =======       =======        =======

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1997 financial statements to conform to the classifications used in 1998.


NOTE 2 ACQUISITION

     On September 4, 1998, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with First Savings Bancorp of Little Falls, Inc. ("First Savings"). The Shareholders of First Savings will be entitled to receive $52.26 for each share of First Savings common stock owned on the effective date of the merger, subject to certain provisions of the merger agreement. The total purchase price will not exceed $23.0 million. The merger is subject to the approval of applicable regulatory agencies. The merger is anticipated to close in March 1999. The transaction will be accounted for under the purchase method of accounting.

NOTE 3 INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                       For the Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                             1998                                         1997
                                          --------------------------------------------  --------------------------------------------
                                                     Gross Un-   Gross Un-                         Gross Un-   Gross Un-
                                          Amortized   realized    realized        Fair  Amortized   realized    realized        Fair
                                               Cost       Gain      Losses       Value       Cost       Gain      Losses       Value
                                          ---------   --------    --------    --------  ---------   --------    --------    --------
                                                                                 (In Thousands)
Available-for-sale
U.S. Treasury and  U.S. ................
   Government agencies securities ......   $ 16,370   $    268    $     --    $ 16,638   $ 33,590   $    294    $     --    $ 33,884
State and political
   subdivisions ........................        934         --          --         934        558         --          --         558
Other debt and equity
   securities ..........................     18,159      3,815        (410)     21,564     13,410      2,844         (10)     16,244
Mortgage-backed securities:
       FHLMC ...........................     36,083        109         (47)     36,145     33,298         47        (117)     33,228
       FNMA ............................     18,493         81         (58)     18,516      7,301         43          (7)      7,337
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                             54,576        190        (105)     54,661     40,599         90        (124)     40,565
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                           $ 90,039   $  4,273    $   (515)   $ 93,797   $ 88,157   $  3,228    $   (134)   $ 91,251
                                           ========   ========    ========    ========   ========   ========    ========    ========
Held-to-maturity
U.S. Treasury and  U.S. ................
   Government agencies securities ......   $  5,899   $      2    $   (325)   $  5,576   $ 14,822   $     93    $   (396)   $ 14,519
State and political
   subdivisions ........................        898          4          --         902      1,390          1          --       1,391
Mortgage-backed securities:
       FHLMC ...........................      7,793         82         (16)      7,859     10,242         38         (19)     10,261
       FNMA ............................      3,214         10          (7)      3,217      9,071          6         (37)      9,041
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                             11,007         92         (23)     11,076     19,313         44         (56)     19,302
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                           $ 17,804   $     98    $   (348)   $ 17,554   $ 35,525   $    138    $   (452)   $ 35,212
                                           ========   ========    ========    ========   ========   ========    ========    ========

     The amortized cost and fair value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             December 31, 1998
                                                          ----------------------
                                                          Amortized       Fair
                                                            Cost          Value
                                                          ---------      -------
                                                              (In Thousands)
Available-for-sale

Due in one year or less ............................       $ 6,896       $ 6,908
Due after one year through five years ..............        10,056        10,289
Due after five years through ten years .............           352           375
Mortgage-backed securities .........................        54,576        54,661
Other debt and equity securities ...................        18,159        21,564
                                                           -------       -------
                                                           $90,039       $93,797
                                                           =======       =======
Held-to-maturity

Due in one year or less ............................         1,608         1,611
Due after one year through five years ..............         4,189         4,174
Due after five years through ten years .............         1,000           693
Mortgage-backed securities .........................        11,007        11,076
                                                           -------       -------
                                                           $17,804       $17,554
                                                           =======       =======

     Proceeds from sales of available-for-sale securities for the years ended December 31, 1998 and 1997 were $6.9 million and $11.0 million, respectively. Gross gains of $1.1 million and $216,000 were realized on these sales for the years ended December 31, 1998 and 1997, respectively. Gross losses were not significant for the years ended December 31, 1998 and 1997.

     Securities with a carrying value of $27.1 million and $17.5 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

     SFAS No. 133 allowed a reclassification of investment securities without calling into question the intent of the company to hold other investment securities to maturity in the future. On October 1, 1998, the Company reclassified securities with a fair market value of $5.5 million resulting in an increase of accumulated other comprehensive income of $28,000.

NOTE 4  LOANS

     Major classifications of loans are as follows:

                                                               December 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                              (In Thousands)
Loans secured by one- to four-family
  residential properties ...........................      $ 66,485      $ 45,700
Loans secured by nonresidential properties .........       100,687        81,064
Loans to individuals ...............................        10,609        10,549
Commercial loans ...................................        21,107        16,847
Construction loans .................................         5,163         5,784
Other loans ........................................         2,069         1,305
                                                          --------      --------
                                                          $206,120      $161,249
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

                                                                December 31,
                                                            --------------------
                                                             1998          1997
                                                            ------        ------
                                                               (In Thousands)

Nonaccrual loans ...................................        $1,657        $1,741
Renegotiated loans .................................           416           521
                                                            ------        ------
  Total nonperforming loans ........................        $2,073        $2,262
                                                            ======        ======

Loans past due 90 days and accruing ................        $  461        $  135
                                                            ======        ======
Gross interest income which would have
  been recorded under original terms ...............        $  138        $  291
                                                            ======        ======

     The balance of impaired loans was $907,000 and $1.3 million at December 31, 1998 and 1997, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $138,000 and $156,000 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans was $419,000 and $1.0 million at December 31, 1998 and 1997, respectively. The income recognized on impaired loans for the years ended December 31, 1998 and 1997, were $44,000 and $19,000, respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash basis when both the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation to the Bank Subsidiaries. If these factors do not exist, the Bank Subsidiaries will not recognize income.

     The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1998, loans outstanding to these related parties amounted to $7.7 million. An analysis of activity in loans to related parties at December 31, 1998, resulted in new loans of $4.2 million and repayments of $2.4 million. All such loans are current as to principal and interest payments at December 31, 1998.

NOTE 5  ALLOWANCE FOR POSSIBLE LOAN LOSSES

     An analysis of the allowance for possible loan losses is as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                         1998             1997
                                                       -------          -------
                                                           (In Thousands)

Balance at beginning of year .................         $ 2,731          $ 2,540
Provision charged to operations ..............             520              485
Charge-offs ..................................            (123)            (407)
Recoveries ...................................             397              113
                                                       -------          -------
Balance at end of year .......................         $ 3,525          $ 2,731
                                                       =======          =======

NOTE 6  PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                                                      December 31,
                                                         Estimated            ---------------------------
                                                        Useful Lives            1998               1997
                                                       -------------          --------           --------
                                                                                    (In Thousands)
Land.............................................         indefinite          $    809           $    617
Buildings and improvements.......................      5 to 20 years             2,323              2,468
Furniture, fixtures and equipment................      3 to 10 years             4,617              3,897
Leasehold improvements...........................      3 to 40 years             2,307              2,130
                                                                              --------           --------
                                                                                10,056              9,112
Less accumulated depreciation and amortization...                               (4,805)            (3,673)
                                                                              --------           --------
                                                                              $  5,251           $  5,439
                                                                              ========           ========


NOTE 7  DEPOSITS

     At December 31, 1998, the schedule of maturities of Certificates of Deposit is as follows (in thousands):


     1999 .........................................                $112,222
     2000 .........................................                   5,546
     2001 .........................................                     889
     2002 .........................................                     242
     2003 .........................................                     280
                                                                   --------
                                                                   $119,179
                                                                   ========


NOTE 8  DEBT

Federal Home Loan Bank Advances

     At December 31, 1998, the Company had $10.0 million of advances to the Federal Home Loan Bank ("FHLB"). These advances mature in 2008 unless refinanced or repaid by the Company based upon provision defined in the loan agreement. The weighted average interest rate was 4.98%.

     The Company has a line of credit for $15.9 million with the FHLB which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1998 and 1997 there were no outstanding balances.

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

     In May 1997, the Company issued $23.0 million of 10.00% of junior subordinated debentures to Trust, a Delaware Business Trust, in which the Company owns all of the common equity. The trust issued $23.0 million of Preferred Securities to investors, secured by the junior subordinated debentures and guarantee of the Company. The junior subordinated debentures mature in the year 2027. Although the junior subordinated debentures will be treated as debt of the Company, they currently qualify as Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company.

Subordinated Debentures and Cancellable Mandatory Stock Purchase Contracts

     The Company issued $5.0 million of 8.5% Redeemable Subordinated Debentures ("Debentures") due November 1, 1998, interest payable quarterly. In addition to the Debentures, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $5.0 million in common stock at a price of $4.44 per share no later than November 1, 1997, and permitting the purchase of common stock in that amount prior to that date. The purchase price under the Equity Contracts could be paid by the surrender of the Debentures with a principal amount equal to the amount of the common stock to be purchased. During November 1997, all of the outstanding stock purchase contracts which had not previously been exercised were mandatorily exercised at the adjusted price of $4.44 per share. The Company issued 1,122,674 shares of common stock in connection with these November exercises. Subordinated debentures in the principal amount of $0 and $803,000 were outstanding at December 31, 1998 and 1997.

NOTE 9  INCOME TAXES

     The provision for income taxes was as follows:

                                                  Year Ended December 31,
                                                --------------------------
                                                  1998               1997
                                                -------            -------
                                                     (In Thousands)
     Federal
        Current .....................           $ 1,953            $ 1,512
        Deferred ....................              (223)              (198)
     State
       Current ......................               346                216
       Deferred .....................               (76)               (35)
                                                -------            -------
                                                $ 2,000            $ 1,495
                                                =======            =======

     The reconciliation of the tax computed at the statutory federal rate was as follows:


                                                      Year Ended December 31,
                                                      -----------------------
                                                         1998       1997
                                                        -------    -------
                                                          (In Thousands)

     Tax at statutory rate ..........................   $ 1,884    $ 1,392
     Increase (reduction) in tax resulting from:
       Tax-exempt income ............................      (197)       (46)
       Amortization of intangible assets ............        37         36
       State income tax, net of federal benefit .....       181        142
       Other ........................................        95        (29)
                                                        -------    -------
       Provision for income taxes ...................   $ 2,000    $ 1,495
                                                        =======    =======

     The net deferred tax asset consists of the following:

                                                                                           December 31,
                                                                                        ------------------
                                                                                         1998       1997
                                                                                        -------    -------
                                                                                          (In Thousands)
     Allowance for possible losses on loans and other real estate ...................   $   938    $   720
     Interest income on nonaccrual loans ............................................       310        303
     Depreciation and amortization ..................................................       339        202
     Acquired net operating loss carryforward .......................................       191        231
     Difference between book and tax basis of assets acquired .......................       355        351
     Unrealized holding gains on investment securities available-for-sale ...........    (1,506)    (1,227)
     Other ..........................................................................      (139)      (112)
                                                                                        -------    -------
           Total net deferred tax asset (included in other assets) ..................   $   488    $   468
                                                                                        =======    =======

     At December 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $555,000. This net operating loss carryforward originated from preacquisition losses at Family First. Subject to certain yearly limitations, the Company can utilize the preacquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 10  SHAREHOLDERS' EQUITY

     During 1998, the Company amended its Certificate of Incorporation to increase the number of authorized common shares from 10,000,000 shares with a par value of $1.00 to 20,000,000 shares with a par value of $.50. In conjunction with this amendment, the Company declared a 2 for 1 stock split where one common share of $1.00 par value stock was exchanged for two common shares of $0.50 par value stock.

     On July 31, 1997, the Company paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1997.


NOTE 11 EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                             For Year Ended December 31, 1998
                                           ------------------------------------
                                                           Shares
                                                Income   (Denomi-     Per Share
                                           (Numerator)     nator)        Amount
                                           -----------   --------   -----------
                                                    (In Thousands, except
                                                      for per share data)

Basic EPS
Net income available to common stockholders   $  3,543      5,297   $      0.67
Effect of Dilutive Securities
Options ...................................         --        190         (0.02)
                                              --------   --------   -----------
Diluted EPS
Net income available to common stockholders
  plus assumed conversions ................   $  3,543      5,487   $      0.65
                                              ========   ========   ===========

Options to purchase 91,950 shares of common stock at $10.375 were outstanding during 1998. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

                                                For Year Ended December 31, 1997
                                                --------------------------------
                                                      (In Thousands, except
                                                       for per share data)
Basic EPS
Net Income available to common stockholders ...    $2,600     4,346    $0.60
Effect of Dilutive Securities
Options .......................................        --       156    (0.03)
Equity Contracts ..............................       208       462    (0.01)
                                                   ------    ------    -----
Diluted EPS
Net Income available to common stockholders
   plus assumed conversions ...................    $2,808     4,964    $0.56
                                                   ======    ======    =====

Options to purchase 9,000 shares of common stock at $9.69 were outstanding during 1997. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

NOTE 12  STOCK OPTIONS

     The Company adopted a nonstatutory stock option plan in 1988 (the "1988 Plan") allowing for the granting to employees of options to acquire up to a maximum of 222,608 shares of the Company's common stock. Effective with the approval of the 1996 Employee Plan, no further shares will be granted under the 1988 Plan. At December 31, 1998 and 1997, options to purchase 53,275 and 89,396 shares were outstanding.

     The Company  adopted a  nonstatutory  stock  option plan in 1994 (the "1995
Plan") allowing for the Company's Board of Directors to grant, to the individuals who were directors of GFB at that time, options to purchase a total of 71,874 shares of the Company's common stock. During 1997, all outstanding options were exercised under the 1995 Plan.

     The Company adopted two additional stock option plans in 1996. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. Effective with the approval of the 1996 Employee Plan, no additional shares will be granted under the 1988 Plan. A total of 484,000 shares is authorized to be granted under the 1996 Employee Plan. During 1998 and 1997, options to acquire 91,950 and 18,900 shares were granted under this plan. At December 31, 1998 and 1997, options to purchase a total of 331,925 and 255,400 shares were outstanding under the 1996 Employee Plan.

     The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 229,900 shares is authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 229,900 shares were granted under this plan. At December 31, 1998 and 1997, options to purchase a total of 225,569 and 228,754 shares were outstanding under the 1996 Directors Plan.

     Had compensation cost for the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income, basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below.



                                                            1998           1997
                                                           ------         ------
                                           (In Thousands, except per share data)

Net income..........................     As reported       $3,543         $2,600
                                         Pro forma         $3,412         $2,511
Net income per share - basic........     As reported        $0.67          $0.60
                                         Pro forma          $0.65          $0.56
Net income per share - diluted......     As reported        $0.65          $0.56
                                         Pro forma          $0.63          $0.52


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yields of 2.1% and 2.2%; expected volatility of 22% and 27%; risk-free interest rates of 4.58% and 6.43%; and expected lives of five and ten years.

     A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 and the changes during the years ending on those dates is represented below.

                                                                1998                                 1997
                                                     ---------------------------         -----------------------------
                                                                         Weighted-                             Weighted-
                                                                          Average                               Average
                                                                         Exercise                              Exercise
                                                      Shares               Price           Shares                Price
                                                     --------             ------         ---------               -----
Outstanding, beginning of year...............          573,550            $ 6.61           664,872               $6.23
Granted......................................           91,950             10.38            18,900                8.66
Exercised....................................         (48,334)              4.87          (101,054)               4.51
Terminated...................................          (6,397)              7.78            (9,168)               7.04
                                                     --------             ------         ---------               -----
Outstanding, end of year.....................         610,769             $ 7.30           573,550               $6.61
                                                     --------             ------         ---------               -----
Options exercisable at year-end..............          64,133                               36,076
                                                     ========                            =========
Weighted average fair value of
   options granted during the year...........                             $ 2.28                                 $3.60
                                                                          ======                                 =====


     The following table summarizes information about nonqualified options outstanding at December 31, 1998.


                                        Options Outstanding                               Options Exercisable
                     ---------------------------------------------------------      ------------------------------------
                               Number            Weighted-                                    Number
                       Outstanding at              Average           Weighted-        Outstanding at           Weighted-
     Range of            December 31,            Remaining             Average          December 31,             Average
  Exercise Prices               1998      Contractual Life      Exercise Price                  1998      Exercise Price
  ---------------    ----------------    -----------------      --------------      ----------------      --------------
  $3.10 - $ 4.65               29,708           4.39 years               $3.39                13,500               $3.38
  $4.66 - $ 6.99              442,730           8.17 years                6.85                48,646                6.87
  $7.00 - $10.50              138,331           9.28 years                9.42                 1,987                7.78


NOTE 13  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Company were approximately $325,000 and $183,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 14  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     The Company and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2007, containing certain renewal options. Rent expenses charged to operations approximated $630,000 and $681,000 for the years ended December 31, 1998 and 1997, respectively. Included in these amounts is $215,081 in 1998 and $146,000 in 1997, paid to a general partnership that includes two directors of the Company.

     As of December 31, 1998, future approximate minimum annual rental payments under these leases are as follows (in thousands):


     1999 ............................................               $  525
     2000 ............................................                  432
     2001 ............................................                  201
     2002 ............................................                   54
     2003 ............................................                   10
                                                                     ------
          Total ......................................               $1,222
                                                                     ======


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


NOTE 15 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

     Unless noted otherwise,  the Bank Subsidiaries do not require collateral or
other  security  to  support   financial   instruments  with  credit  risk.  The
approximate contract amounts are as follows:

                                                                                   December 31,
                                                                             -----------------------
                                                                              1998             1997
                                                                             -------          ------
Financial instruments whose contract amounts represent credit risk                (In Thousands)
     Commitments to extend credit.................................           $37,453          $30,221
     Standby letters of credit and  financial guarantees written..             1,108            1,468


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

     Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1998 varies up to 100%.

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

NOTE 16  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1998 and 1997 are outlined below.

     For cash and due from banks, the recorded book values of $23.6 million and $22.8 million at December 31, 1998 and 1997, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $15.5 million and $2.4 million at December 31, 1998 and 1997, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if not available if quoted market prices are not available.

     The net loan portfolio at December 31, 1998 and 1997, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

     The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 1998 and 1997.

                                                                  1998                                 1997
                                                        ---------------------------         ---------------------------
                                                        Carrying         Estimated          Carrying         Estimated
                                                         Amount          Fair Value          Amount          Fair Value
                                                        --------         ----------         --------         ----------
                                                                                (In Thousands)
     Investment securities available-for-sale           $ 93,797          $ 93,797          $ 91,251          $ 91,251
     Investment securities  held-to-maturity .            17,804            17,554            35,535            35,212
     Loans, net of unearned income ...........           205,290           207,045           160,856           161,807

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

     The following table describes the carrying amounts and estimated fair values of time deposits, securities sold under agreements to repurchase and FHLB advances at December 31, 1998 and 1997.


                                                                         1998                               1997
                                                              ---------------------------         ---------------------------
                                                              Carrying         Estimated          Carrying         Estimated
                                                               Amount          Fair Value          Amount          Fair Value
                                                              --------         ----------         --------         ----------
                                                                                       (In Thousands)
     Time deposits .................................          $119,179          $119,792          $112,521          $112,739
     Securities sold under agreements to repurchase              7,103             7,103             6,338             6,338
     FHLB Advances .................................            10,000            10,155                --                --


     The fair values of the 8.5% redeemable subordinated debentures totaling $0 and $803,000 at December 31, 1998 and 1997, respectively, are estimated to approximate their recorded book balances. The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $23.0 million at December 31, 1998 and 1997 approximates fair market value.

     There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totaled approximately $38.6 million and $31.7 million at December 31, 1998 and 1997, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 17 REGULATORY MATTERS AND CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets. As of December 31, 1998, management believes that the Company and the Bank Subsidiaries meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events which have occurred that management believes have changed the category of the Company or either of the Bank Subsidiaries.

                                                                                                           To Be Well-Capitalized
                                                                                                               Under Prompt
                                                                                   For Capital               Corrective Action
                                                        Actual                   Adequacy Purposes               Provisions
                                               ----------------------         ----------------------       ----------------------
                                                Amount          Ratio          Amount          Ratio       Amount           Ratio
                                               -------          -----         -------          -----       -------          -----
                                                                              (Dollars in Thousands)
As of December 31, 1998
  Total capital (to risk-weighted assets)
    Greater Community Bancorp ...........      $55,953          21.58%        $20,746          8.00%       $    --             --
    Great Falls Bank ....................       16,863          11.11%         12,145          8.00%        15,181          10.00%
    Bergen Commercial Bank ..............        8,961          11.74%          6,106          8.00%         7,633          10.00%

Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp ...........       39,726          15.32%         10,373          4.00%            --             --
    Great Falls Bank ....................       14,956          10.45%          6,072          4.00%         9,108           6.00%
    Bergen Commercial Bank ..............        8,100          10.61%          3,053          4.00%         4,579           6.00%

Tier 1 capital  (to average assets)
    Greater Community Bancorp ...........       39,726          11.21%         14,015          4.00%            --             --
    Great Falls Bank ....................       14,956           6.48%          9,011          4.00%        11,265           5.00%
    Bergen Commercial Bank ..............        8,100           6.96%          4,655          4.00%         5,818           5.00%

As of December 31, 1997
  Total capital (to risk-weighted assets)
    Greater Community Bancorp ...........      $52,433          26.19%        $16,015          8.00%       $    --             --
    Great Falls Bank ....................       14,954          12.60%          9,492          8.00%        11,865          10.00%
    Bergen Commercial Bank ..............        8,517          14.21%          4,794          8.00%         5,993          10.00%

Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp ...........       35,908          17.94%          8,008          4.00%            --             --
    Great Falls Bank ....................       13,465          11.35%          4,746          4.00%         7,119           6.00%
    Bergen Commercial Bank ..............        7,767          12.96%          2,397          4.00%         3,596           6.00%

Tier 1 capital  (to average assets)
    Greater Community Bancorp ...........       35,908          12.71%         11,302          4.00%            --             --
    Great Falls Bank ....................       13,465           7.04%          4,746          4.00%         5,932           5.00%
    Bergen Commercial Bank ..............        7,767           8.51%          3,651          4.00%         4,564           5.00%

NOTE 18  CONDENSED FINANCIAL
INFORMATION - PARENT  COMPANY ONLY

     The condensed financial information of Greater Community Bancorp is as follows:


CONDENSED BALANCE SHEET


                                                                                                                  December 31,
                                                                                                           -------------------------
                                                                                                            1998              1997
                                                                                                           -------           -------
                                                                                                                 (In Thousands)
ASSETS:
    Cash and Federal Funds sold ................................................................           $ 5,217           $ 3,258
    Investment securities available-for-sale ...................................................            23,172            24,925
    Accrued interest receivable ................................................................                78               177
    Investment in subsidiaries .................................................................            27,209            25,189
    Other assets ...............................................................................             1,914             1,684
                                                                                                           -------           -------
         Total assets ..........................................................................           $57,590           $55,233
                                                                                                           =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
    Redeemable subordinated debentures .........................................................           $    --           $   803
    Guaranteed preferred beneficial interest in the Company's subordinated debt ................            23,711            23,711
    Other liabilities ..........................................................................             1,570             1,458
    Shareholders' equity .......................................................................            32,309            29,261
                                                                                                           -------           -------
         Total liabilities and shareholders' equity ............................................           $57,590           $55,233
                                                                                                           =======           =======


CONDENSED STATEMENTS OF INCOME

                                                                                                            Year Ended December 31,
                                                                                                           -------------------------
                                                                                                            1998              1997
                                                                                                           -------           -------
                                                                                                                (In Thousands)
Income
    Equity in undistributed  income of Bank Subsidiaries .......................................           $ 1,450           $ 2,093
    Dividends from Bank Subsidiaries ...........................................................             2,167               958
    Interest income ............................................................................             1,457             1,008
    Gain on sale of investment securities ......................................................             1,026               154
                                                                                                           -------           -------
                                                                                                             6,100             4,213
Expenses
    Interest on subordinated debt ..............................................................             2,357             1,765
    Other expenses .............................................................................               327               253
                                                                                                           -------           -------
                                                                                                             2,684             2,018
         Income before income tax benefit ......................................................             3,416             2,195
    Income tax benefit .........................................................................               127               405
                                                                                                           -------           -------
         Net income ............................................................................           $ 3,543           $ 2,600
                                                                                                           =======           =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                 December 31,
                                                                                                           -----------------------
                                                                                                            1998            1997
                                                                                                           -------         -------
                                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income ....................................................................................           $ 3,543         $ 2,600
 Adjustments to reconcile net income to cash  (used in)  provided by operating activities:
     (Gain) loss on sale of investment securities available-for-sale ...........................            (1,026)           (154)
     (Increase) decrease  in other assets ......................................................              (253)         (1,740)
     (Increase) decrease in other liabilities ..................................................               605           1,149
     Equity in undistributed income of subsidiaries ............................................            (1,450)         (2,093)
                                                                                                           -------         -------
            Net cash provided by (used in)  operating activities ...............................             1,419            (238)
                                                                                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities, available-for-sale .....................................            (8,597)        (23,951)
     Proceeds from sales of investment securities, available-for-sale ..........................            11,547           4,891
     Payments for investments in and advances to subsidiaries ..................................              (500)           (775)
                                                                                                           -------         -------
            Net cash provided by (used in) investing activities ................................             2,450         (19,835)
                                                                                                           -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of subordinated debt ...................................................                --          23,000
     Proceeds from exercise of stock options ...................................................               235             450
     Proceeds from exercise of equity contracts ................................................                --             165
     Repayment of long-term debt ...............................................................              (803)             --
     Dividends paid ............................................................................            (1,220)           (800)
     Purchase of treasury stock ................................................................              (122)           (156)
     Other, net ................................................................................                --              45
                                                                                                           -------         -------

            Net cash provided by (used in) financing activities ................................            (1,910)         22,704
                                                                                                           -------         -------
            Net increase in cash and cash equivalents ..........................................             1,959           2,631

CASH AND CASH EQUIVALENTS, beginning of year ...................................................             3,258             627
                                                                                                           -------         -------

CASH AND CASH EQUIVALENTS, end of year .........................................................           $ 5,217         $ 3,258
                                                                                                           =======         =======

NOTE 19  QUARTERLY
FINANCIAL DATA (UNAUDITED)

     The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                                         Three months ended
                                                                --------------------------------------------------------------------
                                                                December 31       September 30           June 30            March 31
                                                                -----------       ------------           -------            --------
                                                                              (In Thousands, except for per share data)
1998
  Interest income ..................................              $6,411              $6,420              $6,144              $5,891
  Interest expense .................................               2,982               3,137               3,075               2,815
  Net interest income ..............................               3,429               3,283               3,069               3,076
  Provision for credit losses ......................                 181                 111                 108                 120
  Other operating income ...........................               1,488               1,139               1,111                 918
  Other operating expenses .........................               3,097               2,842               2,821               2,690
  Income before income taxes .......................               1,639               1,469               1,251               1,184
  Net income .......................................              $1,040              $  938              $  794              $  771

  Per share data
  Average common shares outstanding - basic ........               5,297               5,302               5,291               5,286
  Average common shares outstanding - diluted ......               5,487               5,492               5,486               5,470
  Net income per common share - basic ..............              $ 0.20              $ 0.18              $ 0.15              $ 0.14
  Net income per common share - diluted ............                0.19                0.17                0.14                0.14

1997
  Interest income ..................................              $5,494              $5,296              $4,994              $4,764
  Interest expense .................................               2,508               2,491               2,143               1,806
  Net interest income ..............................               2,986               2,805               2,851               2,958
  Provision for credit losses ......................                 105                 105                 160                 115
  Other operating income ...........................                 806                 766                 684                 449
  Other operating expenses .........................               2,546               2,515               2,391               2,323
  Income before income taxes .......................               1,141                 951                 984                 969
  Net income .......................................              $  771              $  604              $  626              $  599

  Per share data
  Average common shares outstanding - basic ........               5,308               4,170               4,155               4,132
  Average common shares outstanding - diluted ......               5,487               4,911               4,919               4,896

  Net income per common share - basic ..............              $ 0.15              $ 0.14              $ 0.15              $ 0.16
  Net income per common share - diluted ............                0.14                0.14                0.13                0.15

                                   [TO COME]

Item 8  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                     PART II


Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          A. Directors and Executive Officers: Information required by Item 401 of Reg. S-B is contained in the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

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

          D.   Involvement in Certain Legal Proceedings: Not applicable.

          E. Compliance with Section 16(a) of the Exchange Act: Information required by Item 405 of Reg. S-B is contained in the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.


Item 10 - EXECUTIVE COMPENSATION

          Information required by Item 402 of Reg. S-B is contained in the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.


Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-B is contained in the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

          B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-B is contained in the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

          C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements which may, at a future date, result in a change of control of the registrant.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by Item 404 of Reg. S-B is contained in the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.


Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits: The Exhibits listed below are filed with this report. [Note: Exhibits filed with Form 10-KSB have been omitted from the Annual Report to Stockholders, other than Exhibit 23.]

                    Exhibit No.         Description
                    -----------         -----------

                       10.1 Employment Agreement of George E. Irwin dated July 31, 1998

                       10.2 Employment Agreement of C. Mark Campbell dated July 31, 1998

                       21            Subsidiaries of Registrant

                       23            Consent of Grant Thornton LLP

                       27            Financial Data Schedule


          B. Reports on Form 8-K: The registrant did not file any reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1998. On January 27, 1999, the registrant filed a report on Form 8-K reporting the proposed acquisition of a de novo bank, Rock Community Bank, the capitalization of that bank at $5 million, and the Company's intention to conduct a private placement of up to $5 million of Common Stock.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Greater Community Bancorp

Date:  March 17, 1999             BY:   /s/John L. Soldoveri
                                        ----------------------------------------
                                        John L. Soldoveri
                                        Principal Executive Officer and
                                        Chairman of the Board

Date:  March 17, 1999             BY:   /s/Naqi A. Naqvi
                                        ----------------------------------------
                                        Naqi A. Naqvi
                                        Treasurer, Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 17, 1999             BY:   /s/George E. Irwin
                                        ----------------------------------------
                                        George E. Irwin
                                        President, Chief Operating Officer
                                        and Director

Date:  March 17, 1999              BY:  /s/Anthony M. Bruno, Jr.
                                        ----------------------------------------
                                        Anthony M. Bruno, Jr.
                                        Vice Chairman of the Board and Director

Date:  March 17, 1999             BY:   /s/Charles J. Volpe
                                        ----------------------------------------
                                        Charles J. Volpe
                                        Director

Date:  March 17, 1999             BY:   /s/C. Mark Campbell
                                        ----------------------------------------
                                        C. Mark Campbell
                                        Executive Vice President and Director

Date:  March 17, 1999             BY:   /s/Joseph A. Lobosco
                                        ----------------------------------------
                                        Joseph A. Lobosco
                                        Director

Date:  March 17, 1999             BY:   /s/John L. Soldoveri
                                        ----------------------------------------
                                        John L. Soldoveri
                                        Principal Executive Officer and Chairman
                                        of the Board