Form 10-Q
period 1999-03-31
GREATER COMMUNITY BANCORP
filed 1999-05-17
CIK 773845

U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549


                                           Form 10-Q




(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    March 31, 1999


     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                      to

     Commission file number                  0-14294


                             Greater Community Bancorp
          (Exact name of registrant issuer as specified in its charter)


            NEW JERSEY                    22-2545165
      (State or other jurisdiction of    (IRS Employer
      incorporation or organization)      Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
                    (Address of principal executive offices)

                                 (973) 942-1111
             (Registrant's telephone number, including area code)



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  YES    X    NO


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 5,609,114 shares at May 14, 1999.

                        GREATER COMMUNITY BANCORP AND SUBSIDIARIES


                                       Form 10-Q

                                          INDEX


                                                                           PAGE

PART  I  -  FINANCIAL INFORMATION


Item 1-Financial Statements


        Consolidated Balance Sheets at March 31, 1999 (Unaudited)
              and December 31, 1998. . . . . . . . . . . . . . . . . . . .  . 2


        Consolidated Statements of Income (Unaudited)
             Three Months ended March 31, 1999 and 1998 . . . . . . . . . . . 3

        Consolidated Statements of Changes in Shareholders'
             Equity and Comprehensive Income (Unaudited)
              Three Months ended March 31, 1999 and 1998 . . . . . . . . .  . 4

        Consolidated Statements of Cash Flows (Unaudited)
              Three Months ended March 31, 1999 and 1998 . . . . . . . . .  . 5


        Notes to Consolidated Financial Statements (Unaudited) . . . . . .  . 6

Item 2-Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . . . . 8

Item 3-Quantitative and Qualitative Changes Regarding Market Risk . . . . .  15


PART  II  -  OTHER INFORMATION

Items  1  through  6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .18

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                         GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)
                                            (Unaudited)

                                                  March 31,       December 31,
                                                   1999               1998
ASSETS
CASH AND DUE FROM BANKS-Non-interest-bearing      $ 13,306          $ 17,790
FEDERAL FUNDS SOLD                                   4,850             5,850
                                                  --------          --------
          Total cash and cash equivalents           18,156            23,640
DUE FROM BANKS - Interest-bearing                   37,237            15,544
SECURITIES:
  Available-for-sale, at fair value                 85,782            93,797
  Held-to-maturity, at amortized cost (fair
   Value $13,928 and $17,554)                       14,258            17,804
                                                  --------          --------
                                                   100,040           111,601
LOANS                                              207,127           206,120
 Less - Allowance for possible loan losses           3,606             3,525
        Unearned income                                880               830
                                                  --------          --------
          Net loans                                202,641           201,765
PREMISES AND EQUIPMENT, net                          5,396             5,251
OTHER REAL ESTATE                                      471               495
ACCRUED INTEREST RECEIVABLE                          2,385             2,293
INTANGIBLE AND OTHER ASSETS                         15,664            11,811
                                                  --------          --------
          Total assets                            $381,990          $372,400
                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
     Non-interest-bearing                         $ 79,193          $ 76,346
     Interest-bearing                               59,285            64,987
     Savings                                        33,880            32,883
     Time                                          105,082           119,179
                                                  --------          --------
          Total deposits                           277,440           293,395

FHLB ADVANCES                                       10,000            10,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE      32,356             7,103
ACCRUED INTEREST PAYABLE                             2,254             2,589
OTHER LIABILITIES                                    4,348             4,004
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY=S SUBORDINATED DEBT                 23,000            23,000
                                                  --------          --------
          Total Liabilities                        349,398           340,091
                                                  --------          --------

SHAREHOLDERS' EQUITY
    Common Stock, par value $1 per share:
      10,000,000 shares authorized, 5,340,230
      and 5,329,566 shares issued                    2,670             2,665
  Additional paid-in capital                        25,491            25,460
  Retained earnings                                  2,483             1,932
  Accumulated other comprehensive
      income                                         1,948             2,252
                                                  --------          --------
          Total shareholders' equity                32,592            32,309
                                                  --------          --------
          Total liabilities and
            shareholders' equity                  $381,990          $372,400
                                                  ========          ========

                   (See notes to Consolidated Financial Statements)

                        GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME
                           (in thousands, except per share data)
                                         (Unaudited)

                                                      Three Months Ended
                                                           March  31,
                                                      1999              1998

INTEREST INCOME
      Loans, including fees                         $ 4,306           $ 3,788
      Investment securities                           1,458             1,967
      Federal Funds sold and deposits with banks        307               136
                                                    -------           -------
          Total interest income                       6,072             5,891
                                                    -------           -------

INTEREST EXPENSE
      Deposits                                        1,879             2,156
      Short-term borrowings                             246                66
      Long-term borrowings                              575               593
                                                    -------           -------
          Total interest expense                      2,700             2,815
                                                    -------           -------
NET INTEREST INCOME                                   3,372             3,076

PROVISION FOR POSSIBLE LOAN LOSSES                      111               120
                                                    -------           -------
          Net interest income after
            provision for possible loan losses         3,261            2,956

OTHER INCOME
      Gain on sale of investment securities              200              154
      All other income                                 1,183              764
                                                   ---------          -------
                                                       1,383              918

OTHER EXPENSES
      Salaries and employee benefits                   1,562            1,339
      Occupancy and equipment                            600              584
      Regulatory, professional and other fees            238              173
      Office expenses                                    176              134
      Other operating expenses                           666              460
                                                     -------          -------
          Total other expenses                         3,242            2,690
                                                     -------          -------

          Income before income taxes                   1,402            1,184

PROVISION FOR INCOME TAXES                               515              413
                                                     -------          -------

NET INCOME                                               887              771
                                                     =======          =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic            5,340            5,287
                                                     =======          =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted          5,531            5,663
                                                     =======          =======

NET INCOME PER SHARE - Basic                           $0.17            $0.15
                                                     =======          =======

NET INCOME PER SHARE - Diluted                         $0.16            $0.14
                                                     =======          =======


                  (See notes to Consolidated Financial Statements)

                              GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                                      EQUITY AND COMPREHENSIVE INCOME
                                          (in thousands, Unaudited)


Three Months ended March 31, 1999

                                                                          Accumulated
                                                  Additional              Other           Total
                                         Common   Paid in     Retained    Comprehensive   Sahreholders'    Comprehensive
                                         Stock    Capital     Earnings    Income          Equity           Income

Balance January 1, 1999                 $2,665    $25,460     $1,932      $2,252          $32,309             -

Net Income                                                       887                          887          $887

Exercise of stock options                    8         97                                     105

Cash dividends                                                  (336)                        (336)
Other comprehensive income,
   net of reclassification,
   taxes and adjustments                                                    (304)            (304)         (304)
                                                                                                         --------

Total comprehensive income                                                                                 $584
Retirement of treasury
       stock                                (3)       (66)                                    (69)
                                        -------   --------    --------  ---------         --------
Balance, March 31, 1999                 $2,670    $25,491      $2,483     $1,948          $32,592
                                       --------  ---------     -------  ---------         --------






Three Months ended March 31, 1998

                                                                          Accumulated
                                                  Additional              Other           Total
                                         Common   Paid in     Retained    Comprehensive   Sahreholders'    Comprehensive
                                         Stock    Capital     Earnings    Income          Equity           Income

Balance January 1, 1998                 $2,647    $25,138       ($391)    $1,867          $29,261                -

Net Income                                                        771                         771              $771


Cash dividends                                                   (264)                       (264)
Other comprehensive income,
   net of reclassification,
   taxes and adjustments
                                                                             178              178               178
                                                                                                              -----
Total comprehensive income                                                                                     $949
Retirement of treasury
   stock                                     (4)      (100)                                  (104)
                                         -------   --------   -------     -------         -------
Balance, March 31, 1998                  $2,643    $25,038     $  116     $2,045          $29,842
                                        --------   --------    -------    -------         -------












                 (See notes to Consolidated Financial Statements)

                           GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (Unaudited)
                                                          Three Months Ended
                                                                March 31
                                                           1999          1998
                                                        -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                        $    887       $    771
      Adjustments to reconcile net income to net
        cash provided by operating activities:
       Depreciation and amortization                        305            288
       Accretion of discount on securities, net              23              -
       Provision for possible loan losses                   111            120
       Gain on sale of investment securities               (200)          (154)
       (Increase) decrease in accrued interest receivable   (92)            91
       (Increase)in other assets                         (3,853)          (526)
       Increase in accrued expenses
        and other liabilities                                 9            759
                                                       --------         -------
            Net cash provided by operating activities    (2,810)         1,349
                                                       --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Available-for-sale securities:
        Purchases                                        (9,812)       (21,920)
        Sales                                             4,670            112
        Calls or Maturities                              12,892         13,347
      Held-to-maturity securities:
        Purchases                                          (670)             -
        Maturities                                        4,216          2,166
      Net (increase)decrease in interest-bearing
          deposits with banks                           (21,693)          (301)
      Net increase in loans                                (876)       (10,096)
      Capital expenditure                                  (422)          (254)
      Decrease in other real estate                          24            115
                                                       ---------       ---------
           Net cash used in investing activities        (11,671)       (16,831)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in deposit accounts       (15,955)        28,033
      Increase in repurchase agreements                  25,253            795
      Dividends paid                                       (336)          (264)
      Proceeds from exercise of stock options               105             18
      Purchase of treasury stock                            (69)          (122)
      Other, net                                             (1)             7
                                                        --------       --------
           Net cash provided by financing activities      8,997         28,467
                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,484)        12,985
                                                       ---------      --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           23,640         22,845
                                                       --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $18,156        $35,830
                                                       ========       =========

                         (See notes to Consolidated Financial Statements)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


    In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at March 31, 1999 and the consolidated results of operations and cash flows for three months ended March 31, 1999 and 1998. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1998.


DIVIDEND

During March, 1999, the Company's Board of Directors declared a cash dividend of $.06 per share payable on April 30, 1999 to shareholders of record on April 15, 1999. The financial information in this report has been adjusted to reflect the dividend payable as of March 31, 1999.


EARNINGS PER SHARE

The Company's reported diluted earnings per share of $0.16 and $0.14 per share for the three-month periods ended March 31, 1999 and 1998, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.


RECENT ACQUISITION

On April 01, 1999, the Company consummated its previously announced merger agreement with First Savings Bancorp of Little Falls, Inc.("FSB"), parent of First Savings Bank of Little Falls located in Little Falls, New Jersey. As the date of the acquisition, FSB had total assets of $193 million, total loans of $109 million and total deposits of $184 million, with 3 banking offices. The transaction was accounted for using the purchase method of accounting. Each share of common stock of FSB was exchanged for $52.26 in cash for a total of $23.0 million. The consolidated financial statements in this Form 10-Q do not reflect the FSB acquisition.


RECENT DEVELOPMENTS

Effective April 27, 1999, the Company opened for business a wholly-owned de novo bank subsidiary named Rock Community Bank ("RCB") located in Glen Rock, Bergen County, New Jersey. On April 19, 1999, the Company funded RCB with $5.0 million in capital.

During April, 1999, pursuant to SEC Regulation D, the Company commenced a private placement of $5 million of common stock at $9.58 per share. The proceeds of the private placement are to be applied to reimburse the Company for its $5 million capital contribution to RCB. During April the Company completed the first stage of the private placement, which resulted in the issuance, to RCB's directors and their affiliates pursuant to a prior agreement, of 254,480 shares for gross sales proceeds of $2.5 million. Early in May, 1999 the Company commenced the second stage of such private placement, in which an additional $2.5 million of stock is being privately offered in the RCB market area, also at $9.58 per share. All shares sold in the private placement constitute "restricted stock" under SEC Rule 144. (See the Company's Form 8-K filed January 29, 1999.)

                           GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of the Company's consolidated financial condition as of March 31, 1999 and results of operations for the three-month periods ended March 31, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's latest Annual Report on Form 10-KSB and the other information herein. The information as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 is derived from unaudited financial data but, in the opinion of management of the Company, reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods.
The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for any other period. The term "Company" as used herein refers to Greater Community Bancorp and subsidiaries and the term "Subsidiary Banks" as used herein refers to Great Falls Bank (GFB) and Bergen Commercial Bank (BCB). Unless otherwise indicated, amounts indicated in the tables below are in thousands, except per share data.


PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the first quarter of 1999. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements presented in this document. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q, both in this MD&A section and elsewhere (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected", "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's bank subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

RECENT DEVELOPMENTS

Effective April 1, 1999 the Company completed the acquisition of First Savings Bank of Little Falls, F.S.B. See Note 3 to the financial statements in this Form 10-Q.

Effective April 27, 1999, a de novo New Jersey commercial bank subsidiary of the Company, Rock Community Bank ("RCB"), opened for business. During April the Company also commenced a private placement of common stock whose purpose is to raise up to $5 million to reimburse the Company for its $5 million capital contribution to RCB. See Note 4 to the financial statements in this Form 10-Q.

A.  Financial Condition: March 31, 1999 and December 31, 1998

At March 31, 1999, the Company's total assets were $382.0 million, an increase of $9.6 million or 3% compared to the amount reported at December 31, 1998. Investment securities decreased by $11.6 million or 11% while net loans increased by $876,000.

The decline in investment securities was a result of maturities. Cash and cash equivalents decreased by $5.5 million or 23%. The proceeds from investment securities and cash and cash equivalents were subsequently used to fund the decline of $16.0 million or 5% in total deposits.


Investment Securities

Investment securities totaled $100.0 million at March 31, 1999, a decrease of $11.6 million or 11% compared to the amount reported at December 31, 1998. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the quality of the investments. Of the total at March 31, 1999, 23% of the investments are in U.S. Government obligations, 58% in mortgage backed securities and the balance in municipal and equity securities.


Loan Portfolio

The Company's loan portfolio net of allowance for possible loan losses at March 31, 1999 totaled $202.6 million, an increase of $876,000, compared to the amount reported at December 31, 1998. This moderate increase is primarily due to increased loan demand for both Subsidiary Banks.


Deposits

Total deposits at March 31, 1999 were $277.4 million, a decrease of $16.0 million or 5%, compared to the amount reported at December 31, 1998. The majority of the such decrease is due to the non-renewal of matured time deposits. Of the total decrease, time deposits decreased by $14.1 million primarily as a result of deposit maturities. Interest-bearing demand deposits decreased by $5.7 million while non-interest bearing demand deposits increased by $2.8 million and savings deposits increased by $1.0 million. Of the total deposits, time deposits accounts for 38%, non-interest-bearing deposits accounts for 29%, interest-bearing demand deposits accounts for 21%, and savings deposits accounts for 12%.

Liquidity

Liquidity measures the Company's ability to provide sufficient cash flows for current and future financial obligations on a timely basis. Maintaining an adequate level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. The Company maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. At March 31, 1999, sources of liquidity include $18.2 million in cash and cash equivalents, and $85.8 million in investment securities available for sale.

Capital Adequacy and Regulatory Matters

The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking and Insurance (Department). Such regulators have promulgated risk-based capital guidelines which require the Company and the Subsidiary Banks to maintain certain minimum capital as a percentage of their assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 1999:

                                                                                             To Be Well
                                                                                             Capitalized Under
                                                                   For Capital Adequacy      Prompt Corrective
                                                   Actual                 Purposes           Action Provision
                                               Amount    Ratio        Amount     Ratio       Amount     Ratio

   Total capital (to risk weighted assets)
       Greater Community Bancorp             $ 56,740    20.77%    $ 21,855      8.00%     $      -        -
       Great Falls Bank                        17,554    11.43%      12,286      8.00%       15,357    10.00%
       Bergen Commercial Bank                   9,250    12.06%       6,136      8.00%        7,670    10.00%

   Tier 1 Capital (to risk weighted assets)
       Greater Community Bancorp               40,536    14.84%      10,926      4.00%            -        -
       Great Falls Bank                        15,624    10.17%       6,145      4.00%        9,218     6.00%
       Bergen Commercial Bank                   8,375    10.92%       3,068      4.00%        4,602     6.00%

   Tier 1 Capital (to average assets)
       Greater Community Bancorp               40,536    11.17%      14,516      4.00%            -        -
       Great Falls Bank                        15,624     7.02%       8,903      4.00%       11,128     5.00%
       Bergen Commercial Bank                   8,375     7.35%       4,558      4.00%        5,697     5.00%



Asset Quality

The Company seeks to manage credit risk through diversification of its loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring policies. Over the last several years management has devoted increased resources to its lending department to remediate problem assets and improve loan review procedures. The senior lending officers of the Subsidiary Banks are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent applications of these procedures.

The Company's lending is concentrated in its local market area. Its non-performing loans primarily were made to the Company's customers who operated in northeastern New Jersey. The degree of risk inherent in all of the Company's lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to increase or decrease portfolio risk are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with levels of unemployment, tax rates, governmental actions and market conditions affecting the demand for credit among qualified borrowers, are also important determinants of the risk inherent in the Company's lending.

General economic conditions in the State of New Jersey have improved over the past few years. Interest rates have been fairly stable. The real estate market, real estate values and employment levels are fairly stable and in some cases have shown an upward movement.

Non-performing assets consist of non-accrual loans, renegotiated loans, accruing loans past due 90 days or more, and ORE. It is the Company's policy to place a loan on non-accrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial loan or real estate loan more than 90 days past due with respect to principal or interest is classified as a non-accrual loan. Installment loans generally are not placed on non-accrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced.

Loans are considered renegotiated if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Company has renegotiated certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed and collateral that is in the Company's possession and under its control without legal transfer of title.

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

     The  following   table  sets  forth  the   composition   of  the  Company's
non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                                 March 31,     December 31,
                                                    1999          1998

Non-accruing loans                                $1,522           $ 1,657
Renegotiated loans                                   746               416
                                                  -------          -------
     Total non-performing loans                   $2,268           $ 2,073
Loans past due 90 days and accruing                    9               461
Other real estate                                    471               495
                                                 -------           -------
     Total non-performing assets                 $ 2,748           $ 3,029
                                                 =======           =======

Asset Quality Ratios
Non-performing loans to total gross loans          1.09%             1.01%
Non-performing assets to total gross loans         1.33%             1.47%
Non-performing assets to total assets               .72%              .81%
Allowance for possible loan losses to
   non-performing loans                          158.99%           170.04%



Non-accruing loans decreased by $135,000 for the three months ended March 31, 1999 when compared to December 31, 1998, primarily due to such loans being brought to current status. Renegotiated loans increased by $330,000 for the same period, primarily due to a reclassification of a non-accrual loan. During the three months ended March 31, 1999, gross interest income of $24,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.

Impaired Loans - In accordance with SFAS No. 114, the Company utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with contractual terms. As of March 31, 1999 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                    March 31,              December 31,
                                      1999                    1998
Impaired loans -
    Recorded investment               $1,204                   $ 907
    Valuation allowance               $  266                   $ 138


This valuation allowance is included in the allowance for possible loan losses on the Company's statement of condition.

The average recorded investment in impaired loans for the three-month period ended March 31, 1999 was $1.1 million compared to $419,000 at December 31, 1998.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $11,000 for the three-month period ended March 31, 1999.

Analysis of the Allowance For Possible Loan Losses

The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Company's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Company's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at March 31, 1999 of $3.6 million or 159% of non-performing loans, was adequate.

The Company's management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

At March 31, 1999, the allowance for possible loan losses increased by $81,000 over the amount recorded at December 31, 1998. The following table represents transactions affecting the allowance for possible loan losses during the three-month period ended March 31, 1999 and 1998.


Balance at beginning of period, January 1, 1999                        $3,525
Charge-offs:
    Commercial, financial and agricultural                                  -
    Real estate--mortgage                                                   -
    Installment loans to individuals                                       13
    Credit cards and related plans                                         34
                                                                       -------
                                                                           47
Recoveries:
    Commercial, financial and agricultural                                  2
    Real estate--mortgage                                                  13
    Installment loans to individuals                                        1
    Credit cards and related plans                                          1
                                                                       -------
                                                                           17
Net charge-offs                                                            30
Provision charged to operations
 during the three-month period                                            111
Balance at end of period, March 31, 1999                               $3,606
                                                                      =======
Ratio of net charge-offs during the
   three-month period to average loans
   outstanding during that period                                        .01%

Balance at beginning of period, January 1, 1998                       $2,731
Charge-offs:
    Commercial, financial and agricultural                                 -
    Real estate--mortgage                                                  -
    Installment loans to individuals                                       8
    Credit cards and related plans                                         5
                                                                      -------
                                                                          14
Recoveries:
   Commercial, financial and agricultural                                 25
    Real estate--mortgage                                                  6
    Installment loans to individuals                                       -
    Credit cards and related plans                                         3
                                                                      -------
                                                                          34
Net Recoveries                                                            20
Provision charged to operations
   during the three-month period                                         120
                                                                      -------
Balance at end of period, March 31, 1998                              $2,871
                                                                      =======
Ratio of net recoveries during the
   three-month period to average loans
   outstanding during that period                                        .01%



B.  Results of Operations:  Three-Months ended March 31, 1999

General. The Company's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Company's net income is also affected by the generation of non-interest income, which primarily consists of service fees on deposit accounts and other income. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of non-performing assets. In addition, the level of operating expenses and establishment of loan loss reserves and ORE reserves affects net income.

The operations of the Company and the entire banking industry are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of real estate, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the market area.


Three Months Ended March 31, 1999. The Company earned net income of $887,000 or $0.17 per share basic and $0.16 per share diluted for the three months ended March 31, 1999, compared to $771,000 or $0.15 per share basic and $0.14 per share diluted for the same period in 1998.

Interest income increased by $181,000 or 3% for the three months ended March 31, 1999 relative to the comparable period in 1998. The moderate increase in interest income is attributable primarily to increase in average loans coupled with a decline in average investment securities. Other income increased by $465,000 or 51% in the first quarter of 1999 compared to the same period in 1998. The majority of such increase is attributable to the increase in sales and commission fees from trading activities in the amount of $160,000 and gains on sale of investment securities of $46,000.

Total interest expense decreased by $115,000 during the first three months of 1999 relative to the same period in 1998. The majority of such decrease is related to the decrease in average rate-related liabilities. Total other expenses increased by $552,000 during the first three months of 1999 compared to the same period in 1998. The majority of such increase is attributable to the increase in salaries and employee benefits and all other operating expenses due to increased personnel.

The provision for possible loan losses for the three months ended March 31, 1999 was $111,000 compared to $120,000 during the first three months of the prior year.

Some Specific Factors Affecting Future Results of Operations

Although future movement of interest rates cannot be predicted with certainty, the interest rate sensitivity of the Company's assets and liabilities are such that a decline in interest rates during the next few months would have a favorable impact on the Company's results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

With the acquisition and consolidation of FSB, the Company expects to improve its results of operations and earnings per share in future reporting periods. The Company does not expect the formation of RCB to have a material adverse impact on its future results of operations for the next year.

YEAR 2000

The Company has been working since early 1997 to prepare its computer systems and applications for the year 2000. A year 2000 committee, with representatives from all departments of the Company, has been reviewing, modifying and communicating with external service providers as well as customers to ensure the year 2000 issue is being addressed appropriately.

The committee started the year 2000 compliance testing late in the 3rd quarter 1998 and it is expected to be completed by June 1999. The majority of the testing of the Company's computer systems and applications has been completed. Currently, almost all of the PCs and local area network servers have been tested for year 2000 readiness and have been returned to production as ready. The Company is also taking steps to run tests with its mission control service providers as well as its mini-frame computer systems. To date, the Company has not identified any material third party servicer problems, but it continues to assess the situation.

For the computer systems and facilities that it has determined to be most critical, the Company expects to complete, test, and adopt business contingency plans by June 1999. The plans will conform to the latest guidelines from the FFIEC on business contingency planning for year 2000 readiness. Contingency plans will include, among other actions, manual workarounds, identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-relate failure.

The estimated total cost to become year 2000 compliant is approximately $100,000. As of year-end 1998, the Company had already expensed $100,000 in year 2000 anticipated expenses. Although management believes that any additional year 2000 expenses will not be significant, it is not possible to predict with certainty all adverse effects that might result from failure to become fully year 2000 compliant or whether such effects could have a material impact on the Company's financial condition, results of operations, or liquidity.


ITEM 3 - Quantitative and Qualitative Changes Regarding Market Risk

There has been no material changes in Company's assessment of its sensitivity to market risk since its presentation in 1998 Annual Report to Shareholders in Form 10-KSB filed with Securities and Exchange Commission.

                                    GREAT FALLS BANCORP AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

The Company and its subsidiaries are parties in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgement neither the Company's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

Item 2 -  Changes in Securities and Use of Proceeds

None.


Item 3 -  Defaults Upon Senior Securities

None.

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Company's annual meeting of stockholders  (the 1999 Annual Meeting) was held on April 20, 1999. The following actions were taken at the 1999 Annual Meeting with respect to election of directors. In accordance with the nominations described in the Company's Proxy Statement dated March 17, 1999 (the 1999 Proxy Statement), previously filed with the Commission, all four of the nominees, C. Mark Campbell, Joseph A. Lobosco, John L. Soldoveri and Charles J. Volpe, were elected as directors for three-year terms expiring in 2002 and until the election and qualification of their respective successors. The voting was as follows:

 Name of Nominee      Votes for       Votes Against           Votes Withheld
----------------      ----------      -------------           --------------
C. Mark Campbell      4,405,210              -                    22,351
Joseph A. Lobosco     4,405,210              -                    22,351
John L. Soldoveri     4,405,100              -                    22,461
Charles J. Volpe      4,405,210              -                    22,351

The names of the other Directors of the Company whose terms of office as Director continued after the 1999 Annual Meeting (and the year in which their respective terms expire) are as follows: Marino A. Bramante (2000); Robert J. Conklin (2000); William T. Ferguson (2000); Anthony M. Bruno, Jr. (2001); George
E. Irwin (2001); and Alfred R. Urbano (2001).


Item 5 -  Other information

None.


Item 6 -  Exhibits and Reports on Form 8-K


      (a)      Exhibits.  The following exhibits is filed with this Report.
               Exhibit No.      Description

                   3.1 Restated Certificate of Incorporation of Greater Community Bancorp (incorporated by reference to Exhibit 3.4 filed with Form 10-QSB for the quarter ended June 30, 1998 filed on August 14, 1998).

                   3.2 By laws of Greater Community Bancorp as amended and restated effective December 16, 1997 (incorporated by reference to Exhibit 3 to Form 10-KSB for the year ended December 31, 1997 filed on March 23, 1998.

               10.1            Employment agreement of George E. Irwin dated
                               July 31, 1998 (incorporated by reference to
                               Exhibit 10.1 to Form 10-KSB for the year ended
                               December 31, 1998 filed on March 17, 1999.
               10.2            Employment agreement of C. Mark Campbell dated
                               July 31, 1998 (incorporated by reference to
                               Exhibit 10.2 to Form 10-KSB for the year ended
                               December 31, 1998 filed on March 17, 1999.
               27              Financial Data Schedule


      (b)      Reports on Form 8-K.


                  On January 29, 1999, the Company filed a Form 8-K with reporting the approval of the application of Rock
                  Community Bank by the State of New Jersey, Department of Banking and Insurance.

                  On April 13, 1999, the Company filed a Form 8-K reporting the consummation of previously announced acquisition of First Savings Bancorp of Little Falls, Inc.

                  On April 30, 1999,  the Company  filed a Form 8-K  reporting
                  the  election  of  directors,   change  of  CEO  and  first
                  quarter financial information.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 GREATER COMMUNITY BANCORP
                                                 (Registrant)


Date: May 17, 1999                             By: \Naqi A. Naqvi\
      ------------                                ----------------------------
                                                   Naqi A. Naqvi, Treasurer
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)