Form 10KSB/A
period 1998-12-31
GREATER COMMUNITY BANCORP
filed 1999-06-22
CIK 773845

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

                         [LETTERHEAD GRANT THORTON LLP]




               Report Of Independent Certified Public Accountants




To to Board of Directors
and Shareholders of
Greater Community Bancorp

     We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility as to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance wit generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting to amounts and disclosures in to financial statements. An audit also includes messing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity wit generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 19, 1999

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Greater Community Bancorp

Date:  June 22, 1999              BY:   /s/John L. Soldoveri
                                        ----------------------------------------
                                        John L. Soldoveri
                                        Principal Executive Officer and
                                        Chairman of the Board

Date:  June 22, 1999              BY:   /s/Naqi A. Naqvi
                                        ----------------------------------------
                                        Naqi A. Naqvi
                                        Treasurer, Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 22, 1999              BY:   /s/George E. Irwin
                                        ----------------------------------------
                                        George E. Irwin
                                        President, Chief Operating Officer
                                        and Director

Date:  June 22, 1999               BY:  /s/Anthony M. Bruno, Jr.
                                        ----------------------------------------
                                        Anthony M. Bruno, Jr.
                                        Vice Chairman of the Board and Director

Date:  June 22, 1999              BY:   /s/Charles J. Volpe
                                        ----------------------------------------
                                        Charles J. Volpe
                                        Director

Date:  June 22, 1999              BY:   /s/C. Mark Campbell
                                        ----------------------------------------
                                        C. Mark Campbell
                                        Executive Vice President and Director

Date:  June 22, 1999              BY:   /s/Joseph A. Lobosco
                                        ----------------------------------------
                                        Joseph A. Lobosco
                                        Director

Date:  June 22, 1999              BY:   /s/John L. Soldoveri
                                        ----------------------------------------
                                        John L. Soldoveri
                                        Principal Executive Officer and Chairman
                                        of the Board