Form 10-Q
period 1999-06-30
GREATER COMMUNITY BANCORP
filed 1999-08-02
CIK 773845

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-Q




                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       For the transition period from to

                         Commission file number 0-14294


                           Greater Community Bancorp
             (Exact name of registrant as specified in its charter)


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 5,739,151 shares at July 26, 1999.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


      Consolidated Balance Sheets at
         June 30, 1999 (Unaudited) and December 31, 1998.................... 3


         Consolidated Statements of Income (Unaudited)
            Three and six months ended
            June 30, 1999 and 1998 ..........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity and Comprehensive Income (Unaudited)
            Three and Six Months ended June 30, 1999 and 1998................5


         Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 1999 and 1998.......... ...............6


         Notes to Consolidated Financial Statements (Unaudited)..............7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk. . ...17

PART  II  -  OTHER INFORMATION

Items  1  through  6........................................................18



Signatures..................................................................20

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except share data)

                                                   June 30,        December 31,
                                                     1999              1998
ASSETS                                           (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing       $ 18,479           $ 17,790
FEDERAL FUNDS SOLD                                    3,650              5,850
          Total cash and cash equivalents            22,129             23,640
DUE FROM BANKS - Interest-bearing                    11,320             15,544
SECURITIES:
   Available-for-sale, at fair value                134,553             93,797
   Held-to-maturity, at amortized cost
         (Fair value $11,654 and $17,554)            12,057             17,804
                                                    146,610            111,601
LOANS                                               324,815            206,120
 Less - Allowance for possible loan losses            4,615              3,525
        Unearned income                               1,253                830
          Net loans                                 318,947            201,765
PREMISES AND EQUIPMENT, net                           8,172              5,251
OTHER REAL ESTATE OWNED                               2,288                495
ACCRUED INTEREST RECEIVABLE                           3,777              2,293
INTANGIBLE ASSETS                                    13,476                347
OTHER ASSETS                                         16,026             11,464
          Total assets                             $542,745           $372,400

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                            $ 91,373           $ 76,346
   Interest-bearing                                  71,447             64,987
   Savings                                           61,273             32,883
   Time                                             225,828            119,179
          Total deposits                            449,921            293,395

FHLB ADVANCES                                        10,498             10,000
REPURCHASE AGREEMENTS                                 9,208              7,103
FEDERAL FUNDS PURCHASED                               8,400                  -
ACCRUED INTEREST PAYABLE                              2,105              2,589
OTHER LIABILITIES                                     3,972              4,004
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY?S SUBORDINATED DEBT                  23,000             23,000
          Total Liabilities                         507,104            340,091
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 5,739,151
      and 5,329,566 shares outstanding                2,870              2,665
  Additional paid-in capital                         29,121             25,460
  Retained earnings                                   3,098              1,932
  Accumulated other comprehensive income                552              2,252
   Total shareholders' equity                        35,641             32,309
    Total liabilities and shareholders' equity     $542,745          $ 372,400

                    (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                     Three Months                    Six Months
                                                    Ended June 30,                Ended June 30,
                                                    1999         1998             1999         1998
INTEREST INCOME
       Loans, including fees                       $6,746       $3,948          $11,053      $ 7,736
       Securities                                   2,169        1,912            3,627        3,879
       Federal Funds sold and deposits with banks     272          285              579          421
           Total interest income                    9,187        6,145           15,259       12,036

INTEREST EXPENSE
       Deposits                                     3,738        2,359            5,617        4,515
       Short-term borrowings                          371          120              617          186
       Long-term borrowings                           575          597            1,150        1,190
     Total interest expense                         4,684        3,076            7,384        5,891
NET INTEREST INCOME                                 4,503        3,069            7,875        6,145

PROVISION FOR POSSIBLE LOAN LOSSES                    448          108              559          228
           Net interest income after
              provision for possible loan losses    4,055        2,961            7,316        5,917

OTHER INCOME
       Gain on sale of securities                   1,793          207            1,993          361
       All other income                             1,253          904            2,436        1,668
                                                    3,046        1,111            4,429        2,029
OTHER EXPENSES
    Salaries and employee benefits                  2,904        1,410            4,466        2,749
    Occupancy and equipment                           760          625            1,360        1,209
    Regulatory, professional and other fees           532          156              770          329
    Amortization of intangible assets                 193           27              220           54
       Office expense                                 208          141              384          275
    All other operating expenses                      938          462            1,577          895
           Total other expenses                     5,535        2,821            8,777        5,511

           Income before income taxes               1,566        1,251            2,968        2,435

PROVISION FOR INCOME TAXES                            550          457            1,065          870

NET INCOME                                         $1,016       $  794          $ 1,903      $ 1,565

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic         5,597        5,291            5,469        5,289

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted       5,780        5,486            5,656        5,497

NET INCOME PER SHARE - Basic                       $ 0.18       $ 0.15           $ 0.35      $  0.30

NET INCOME PER SHARE - Diluted                     $ 0.18       $ 0.14           $ 0.34      $  0.28


                     (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                            (in thousands, Unaudited)


Six Months ended June 30, 1999

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income

Balance January 1, 1999                   $2,665        $25,460      $1,932             $2,252            $32,309                  -

Net Income                                                            1,903                                 1,903            $ 1,903

Exercise of stock options                      9             98                                               107

Issuance of common stock                     200          3,640                                             3,840

Cash dividends                                                        (737)                                 (737)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                            (1,700)            (1,700)            (1,700)

Total comprehensive income                                                                                                     $203
Retirement of treasury
       stock                                (4)           (77)                                              (81)


Balance, June 30, 1999                  $2,870        $29,121        $3,098             $552            $35,641





Six Months ended June 30, 1998

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income

Balance January 1, 1998                   $2,647        $25,138      ($391)             $1,867            $29,261                  -

Net Income                                                            1,565                                 1,565             $1,565

Exercise of stock options                      5             64           -                  -                 69

Cash dividends                                                        (263)                                 (263)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                              (613)              (613)              (613)

Total comprehensive income                                                                                                     $952
Retirement of treasury
       stock                                 (4)           (100)                                                     (104)


Balance, June 30, 1998                   $2,648          $25,102         $911             $1,254           $29,915





                           (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                               1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $ 1,903   $ 1,565
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                 821       548
   Accretion of discount on securities, net                      (69)       56
   Gain on sale of securities, net                            (1,975)     (433)
   Gain on sale of other real estate owned                       (18)        -
   Provision for possible loan losses                            559       228
   (Increase) decrease in accrued interest receivable           (159)       91
   Increase in other assets                                   (3,073)     (400)
   (decrease) Increase in accrued expenses
                     and other liabilities                    (1,902)      422
        Net cash (used in) provided by operating activities   (3,913)    2,077
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                               (21,920)  (36,265)
     Sales                                                    14,779       861
     Maturities and principal paydowns                        23,001    26,120
   Held-to-maturity securities -
     Purchases                                                  (684)   (3,853)
     Maturities                                                6,399     5,150
   Net decrease (increase) in interest-bearing deposits
     with banks                                                4,224   (10,521)
   Net increase in loans                                      (8,781)  (21,014)
   Capital expenditure                                          (867)     (485)
   Decrease in other real estate                                 199       115
     Cash paid in purchase transaction, First Savings Bank   (23,000)        -
        Net cash used in investing activities                 (6,650)  (39,892)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposit accounts               (15,812)   29,735
   Increase in federal funds purchased                         8,400     2,100
   Increase in repurchase agreements                           2,103     2,433
   Decrease in redeemable subordinated debentures                  -        (8)
   Dividends paid                                               (737)     (264)
   Proceeds from exercise of stock options                       107        69
   Proceeds from issuance of common stock                      3,840         -
   Purchase of treasury stock                                    (81)     (104)
   Other, net                                                     (7)        5
        Net cash (used in) provided by financing activities   (2,187)   33,966

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (12,750)   (3,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                23,640    22,845

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $10,890   $18,996



                    (See notes to Consolidated Financial Statements)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


     In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 1999, the consolidated results of operations for three and six months ended June 30, 1999 and 1998 and cash flows for six months ended June 30, 1999 and 1998. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1998. CASH AND STOCK DIVIDENDS During June 1999, the Company's Board of Directors declared a cash dividend $.07 per share, which is payable on July 30, 1999 to shareholders of record on July 15, 1999. On May 19, 1999, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend is September 1, 1999 and the issue date will be September 15, 1999. Since the number of shareholders and the price of the common stock were unknown as of June 30, 1999, the financial and per share information has not been adjusted to reflect the 5% stock dividend. EARNINGS PER SHARE COMPUTATION The Company's reported diluted earnings per share of $0.34 and $0.28 per share for the six-month periods ended June 30, 1999 and 1998 take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options. RECENT ACQUISITION On April 1, 1999, the Company consummated its previously announced merger agreement with First Savings Bancorp of Little Falls, Inc. ("FSB"), parent of First Savings Bank of Little Falls located in Little Falls, New Jersey. As the date of the acquisition, FSB had total assets of $193 million, total loans of $109 million and total deposits of $184 million, with 3 banking offices. The transaction was accounted for under the purchase method of accounting. Each share of common stock of FSB was exchanged for $52.26 in cash for a total of $23.0 million. The acquisition created a net intangible asset in the amount of $13.4 million, which will be amortized over a 20-year period.

     The pro forma results of operations assuming FSB had been acquired as of January 1, 1999, are as follows:


                                   Six Months
                                 Ended June 30,

         Net interest income                                     $8,930
         Net income                                               2,071
         Net income per share - Basic                            $ 0.38
         Net income per share - diluted                          $ 0.37



RECENT DEVELOPMENTS

     Effective April 27, 1999, the Company opened for business a wholly-owned de novo bank subsidiary named Rock Community Bank ("RCB") located in Glen Rock, Bergen County, New Jersey. On April 19, 1999, the Company funded RCB with $5.0 million in capital. During the second quarter of 1999, the Company conducted a private placement of common stock in order to reimburse the Company for its capital contribution to RCB and obtain the financial involvement of persons located in RCB's market area. All shares issued constitute "restricted stock" under SEC Rule 144. The Company sold 391,566 shares of common stock at $9.58 per share, for which the Company received gross proceeds of approximately $3.8 million. Approximately two-thirds of the shares sold in the offering were purchased by RCB directors and their affiliates.

                    GREATER COMMUNITY BANCORP AND SUBSIDIARIES

     PART I - FINANCIAL INFORMATION ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion and analysis of the Company's consolidated financial condition as of June 30, 1999 and the results of operations for the three- and six-month periods ended June 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1998, and the other information herein. The consolidated statement of condition as of June 30, 1999 and the statements of operations and cash flows for the six months ended June 30, 1999 and 1998 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for any future period. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank, Bergen Commercial Bank and Rock Community Bank, and the term "Trust" refers to GCB Capital Trust. Data is presented for both the Company and the Subsidiaries unless otherwise noted. Unless otherwise indicated, amounts set forth in the tables below are in thousands, except for per share data.

PURPOSE OF DISCUSSION AND ANALYSIS

     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the second quarter of 1999. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements presented in this document. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This  Form  10-Q,  both in  this  MD&A  section  and  elsewhere  (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected", "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Subsidiary Banks to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.


RECENT  DEVELOPMENTS

     Three important events occurred during the second quarter of 1999. All of these events were previously reported.

     On April 1, 1999 the Company completed its acquisition of First Savings Bancorp of Little Falls, Inc. ("FSB"). See "Recent Acquisition" in the Notes to Financial Statements in this Form 10-Q. See also Form 8-K/A filed on June 18, 1999.

     Effective April 27, 1999, Rock Community Bank ("RCB"), a de novo New Jersey commercial bank subsidiary of the Company, opened for business. During the second quarter the Company also conducted a private placement of common stock, selling 391,566 shares at $9.58 per share and receiving gross proceeds of approximately $3.8 million. See "Recent Developments" in the notes to financial statements in this Form 10-Q.

A. Financial  Condition:  June 30, 1999 and December 31, 1998

     At June 30, 1999, the Company's total assets were $542.7 million, a net increase of $170.3 million or 46% compared to the amount reported at December 31, 1998. Securities increased by $35.0 million or 31% and net loans increased by $117.2 million or 58%. The increases in total assets, investment securities and net loans as a direct result of the FSB acquisition were $184.4 million, $57.0 million and $108.4 million, respectively.

     Cash and due from banks increased by $689,000 or 4% whereas federal funds sold decreased by $2.2 million or 38%. Due from banks interest-bearing decreased by $4.2 million or 27%. The funds generated by decreases in federal funds sold and due from bank interest-bearing were used in part to fund the loan demand.


Securities

     Securities totaled $146.6 million at June 30, 1999, a net increase of $35.0 million or 31% compared to the amount reported at December 31, 1998. The increase in securities is a combination of a $57.0 million increase as a result of the FSB acquisition offset in part by a decrease of $22.0 million in other securities. The decrease is primarily due to sales, calls and prepayments of principal. Management reviews the investment portfolio continually to achieve maximum yields without having to sacrifice the high quality of the investments. Of the total securities, 31% are in U.S. Government and agency obligations, 45% in mortgage-backed securities and the balance in municipal and other securities.


Loan Portfolio

     The Company's loan portfolio net of allowance for possible loan losses at June 30, 1999 totaled $318.9 million, an increase of $117.2 million or 57% compared to the amount reported at December 31, 1998. The loan portfolio increased by $108.4 million as a result of the FSB acquisition and $8.8 million as a result of internal growth.


Other Real Estate

     As of June 30, 1999, other real estate totaled $2.3 million, an increase of $1.8 million or 362% compared to the amount reported at December 31, 1998. The increase in other real estate as a result of the FSB acquisition was $1.9 million which was partially offset by a decline of $100,000 in other real estate held prior to that acquisition.

Intangible Assets

     As of June 30, 1999, intangible assets, which consist primarily of goodwill, totaled $13.5 million, an increase of $13.1 million compared to the amount reported at December 31, 1998. Goodwill created from the FSB acquisition totaled $13.4 million. This portion of goodwill will be amortized over a 20-year period at the rate of approximately $670,000 per year.


Deposits

     Total deposits at June 30, 1999 were $449.9 million, an increase of $156.5 million or 53% compared to the amount reported at December 31, 1998. Total deposits acquired through the acquisition of FSB amounted to $172.3 million. Excluding the acquired deposits, overall deposits decreased by $15.8 million, primarily due to maturities. Of the total increase reported, time deposits increased by $106.6 million, savings deposits increased by $28.3 million, interest-bearing demand deposits increased by $6.4 million and non-interest bearing demand deposits increased by $15.2 million. Of the total deposits, time deposits accounts for 50%, non-interest-bearing deposits for 20%, interest-bearing demand deposits accounts for 16%, and savings deposits accounts for 14%.


Liquidity

     Liquidity measures the Company's ability to provide sufficient cash flows for current and future financial obligations on a timely basis. Maintaining an adequate level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. The Company maintains a liquidity position which it considers adequate to provide funds to meet loan demand or the possible outflow of deposits. At June 30, 1999, sources of liquidity include $22.1 million in cash and cash equivalents, and $135.5 million in securities available for sale.


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

     The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 1999:

                                                                                          To Be Well
                                                                        For Capital       Capitalized Under
                                                                          Adequacy        Prompt Corrective
                                                        Actual            Purposes        Action Provision
                                                 Amount       Ratio    Amount   Ratio    Amount     Ratio
    Total capital (to risk weighted assets)
            Greater Community Bancorp            $ 48,869     13.82%  $ 28,283  8.00%   $      -         -
            Great Falls Bank                       26,052     10.73%    19,424  8.00%     24,280     10.00%
            Bergen Commercial Bank                  8,720     10.49%     6,650  8.00%      8,313     10.00%
            Rock Community Bank                     4,822    183.95%       210  8.00%        262     10.00%

        Tier 1 Capital (to risk weighted assets)
            Greater Community Bancorp              33,309      9.42%     14,143 4.00%          -         -
            Great Falls Bank                       23,010      9.48%      9,709 4.00%     14,563      6.00%
            Bergen Commercial Bank                  7,778      9.36%      3,324 4.00%      4,986      6.00%
            Rock Community Bank                     4,801    183.15%        105 4.00%        157      6.00%

      Tier 1 Capital (to average assets)
            Greater Community Bancorp              33,309      6.25%     21,304 4.00%          -         -
            Great Falls Bank                       23,010      6.22%     14,797 4.00%     18,497      5.00%
            Bergen Commercial Bank                  7,778      6.01%      5,177 4.00%      6,471      5.00%
            Rock Community Bank                     4,801     51.16%        375 4.00%        469      5.00%






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

     General economic conditions in the State of New Jersey have improved over the past few years. Interest rates have been fairly stable with the exception of the recent increase announced by the Federal Reserve Board. The real estate market, real estate values and employment levels have shown an upward movement as of late.

     Non-performing assets consist of non-accrual loans, renegotiated loans, accruing loans past due 90 days or more, and other real estate (ORE). It is the Company's policy to place a loan on non-accrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial loan or real estate loan more than 90 days past due with respect to principal or interest is classified as a non-accrual loan. Installment loans generally are not placed on non-accrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced.

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

                                          June 30,              December 31,
                                            1999                    1998

Non-accruing loans                         $1,763                   $1,657
Renegotiated loans                            737                      416
     Total non-performing loans            $2,490                   $2,073

Loans past due 90 days and accruing        $   99                      461
Other real estate                           2,287                      495
     Total non-performing assets           $4,876                   $3,029


Asset Quality Ratios
Non-performing loans to total gross loans    0.77%                   1.01%
Non-performing assets to total gross loans   1.51%                   1.47%
Non-performing assets to total assets        0.90%                    .81%
Allowance for possible loan losses to
   non-performing loans                    185.34%                 170.04%

     Non-accruing loans increased by $106,000 for the six months ended June 30, 1999 when compared to December 31, 1998. Renegotiated loans increased by $321,000 for the same period. Other real estate increased by 1.9 million. The increase in other real estate resulting from the FSB acquisition totaled $2.0 million; since the acquisition, the Company sold one other real estate property for $200,000. During the six months ended June 30, 1999, gross interest income of $47,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.

     Impaired Loans - In accordance with SFAS No. 114, the Company utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accruing loans where situations exist which have reduce the probability of collection in accordance with contractual terms.

     As of June 30, 1999 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                June 30,        December 31,
                                                1999                1998

Impaired loans -
    Recorded investment                          $1,119            $ 907
    Valuation allowance                          $  209            $ 138

     The valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

     The average recorded investment in impaired loans for the six-month period ended June 30, 1999 was $1.2 million compared to $419,000 at December 31, 1998.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $74,000 for the six-month period ended June 30, 1999.


Analysis of the Allowance For Possible Loan Losses

     The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Company's loan portfolio, and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Company's market, and other factors affecting credit quality. Management believes the allowance for possible loan losses at June 30, 1999 of $4.6 million or 184.06% of non-performing loans, was adequate.

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

     At June 30, 1999, the allowance for possible loan losses increased by $1.1 million over the amount recorded at December 31, 1998. Of the total increase, $658,000 was a result of the FSB acquisition. The following table represents transactions affecting the allowance for possible loan losses during the six-month periods ended June 30, 1999 and 1998.
                                                      1999        1998

Balance at beginning of period, January 1           $3,525       $2,731
Charge-offs:
    Commercial, financial and agricultural              84            -
    Real estate--mortgage                                -            -
    Installment loans to individuals                    30           14
    Credit cards and related plans                      39           22
                                                       153           36
Recoveries:
    Commercial, financial and agricultural               5          170
    Real estate--mortgage                               11            8
    Installment loans to individuals                     1            3
    Credit cards and related plans                       8            3
                                                        25          184
Net charge-offs                                        128          148
Provision charged to operations
   during the six-month period                         559          228
Purchase of FSB                                        658            -
Balance at end of period, June 30                   $4,615      $ 3,107
Ratio of net charge-offs during the
   six-month period to average loans
   outstanding during that period                     .01%         .01%



B.  Results of Operations:  Three and Six Months ended June 30, 1999

     General. The Company's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Company's net income is also affected by the generation of non-interest income, which primarily consists of service fees on deposit accounts and other income. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The
Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of non-performing assets. In addition, the level of operating expenses and establishment of loan loss reserves and ORE reserves affects net income affects net income.

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

     Three and Six Months Ended June 30, 1999. The Company earned net income of $1.0 million or $0.18 per share basic and diluted and $1.9 million or $0.35 per share basic and $0.34 per share diluted, for the three- and six-month periods ended June 30, 1999, compared to $794,000 or $0.15 per share basic and $0.14 per share diluted and $1.6 million or $0.30 per share basic and $0.28 per share diluted for the same periods in 1998.

     Interest income increased by $3.0 million or 50% and $3.2 million or 27% for the three- and six-month periods ended June 30, 1999 over the corresponding periods in 1998. The increases in interest income are primarily due to increases in average income-yielding assets resulting from the FSB acquisition. Other income increased by $1.9 million or 174% and $2.4 million or 118% for the three- and six-month periods ended June 30, 1999 over the comparable periods in 1998. The majority of such increase is primarily related to increased gain on sale of securities in the amount of $1.6 million during the second quarter.

     Total interest expense increased by $1.6 million or 52% and $1.5 million or 25% for the three- and six-month periods ended June 30, 1999 over the corresponding periods in the prior year, primarily due to an increase in average interest bearing deposits resulting from the FSB acquisition. Total other expenses increased by $2.7 million or 96% and $3.3 million or 59% for the three- and six-month periods ended June 30, 1999 compared to the same periods in the prior year, primarily as a result of the FSB acquisition. Of the total increase for the six-month period, $1.7 million was attributable to an increase in salaries and employee benefits as a result of additional personnel acquired through the acquisition and one-time bonuses paid to certain key employees of FSB. Amortization of intangible assets totaled $193,000 and $220,000 for the three- and six-month periods ended June 30, 1999 primarily as a result of amortization of goodwill created from the acquisition of FSB; such amortization was $168,000, which will continue quarterly for 20 years. Other expenses increased by $848,000 while regulatory and professional fees increased by $441,000 for the six-month period ended June 30, 1999 over the comparable period; the majority of such increase is related to the FSB acquisition.


     During second quarter of 1999, the Company incurred $1.4 million in non-recurring expenses related to the FSB acquisition. Of the total, $957,000 were attributable to severance and retention bonuses, $290,000 was attributable to provision for loan losses, $83,000 was attributable to professional fees, and the balance was attributable to all other operating expenses related to the FSB acquisition.

     The provision for possible loan losses for the three- and six-month periods ended June 30, 1999 was $448,000 and $559,000, respectively. This represents increases of $340,000 and $331,000 compared to the same periods in the prior year. The primary reason for the increase is the increase in total loan portfolio resulting from the FSB acquisition.


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

     With the acquisition and consolidation of FSB, the Company expects to improve its results of operations and earnings per share in future reporting periods. The acquisition of FSB created goodwill in the amount of $13.4 million which the Company expects to amortize the goodwill over a 20-year period. The annual amortization expense of goodwill is approximately $670,000. The Company does not expect the formation of RCB to have a material adverse impact on its future results of operations for the next year.

YEAR 2000

     The Company has been working since early 1997 to prepare its computer systems and applications for the year 2000. A year 2000 committee, with representatives from all departments of the Company, has been reviewing, modifying and communicating with external service providers as well as customers to ensure the year 2000 issue is being addressed appropriately.


     The committee started the year 2000 compliance testing late in the 3rd quarter 1998. The testing of the Company's computer systems and applications has been completed. Currently, almost all of the PCs and local area network servers have been tested for year 2000 readiness and have been returned to production as ready. The Company has also run tests with its mission critical service providers. To date, the Company has not identified any material third party servicer problems, but it continues to assess the situation.

     For the computer systems and facilities that it has determined to be most critical, the Company expects to complete, test, and adopt business contingency and resumption plans by the end of third quarter of 1999. The plans will conform to the latest guidelines from the FFIEC for year 2000 readiness. Plans will include, among other actions, manual workarounds, identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000-related failure.

     The estimated total cost to become year 2000 compliant is approximately $100,000. As of year-end 1998, the Company had already expensed $100,000 in year 2000 anticipated expenses. Although management believes that any additional year 2000 expenses will not be significant, it is not possible to predict with certainty all adverse effects that might result from a failure to become fully year 2000 compliant or whether such effects could have a material impact on the Company's financial condition, results of operations, or liquidity.


ITEM 3 - Quantitative and Qualitative Changes Regarding Market Risk

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in 1998 Annual Report to Shareholders in Form 10-KSB filed with Securities and Exchange Commission.

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

Item 2 -  Changes in Securities and Use of Proceeds

     On April 15, 1999 the Company sold 254,480 shares of common stock in the first stage of a private placement related to Rock Community Bank. The sales price was $9.58 per share. The Company received $2,437,918 in gross sales proceeds in cash from this first stage. On June 10, 1999 the Company sold an additional 137,086 shares of common stock in the second stage of such private placement, also at a price of $9.58 per share, receiving additional gross sales proceeds of $1,313,283 in cash. Following such sales the offering was terminated.


     The offering was conducted by the Company's officers, without the use of any underwriter. The sales proceeds have been applied to reimburse the Company for the majority of the $5.0 million it invested in Rock Community Bank, the Company's de novo bank subsidiary, as that bank's initial capital before it opened for operations in April, 1999.

     The sales were exempt from registration by virtue of Regulation D of the Commission. The exemption was available based upon the following facts: most of the purchasers were "accredited investors" under Regulation D; the majority of the stock purchasers are directors of Rock Community Bank and their affiliates; other investors are persons considered to have a potential banking relationship with Rock Community Bank; a private offering memorandum was furnished to each offeree which included, among other things, a statement that the securities purchased would be "restricted stock" subject to the holding period and other conditions to the Commission's Rule 144; and the stock certificates for the common stock sold in the private placement were issued with a restrictive legend referring to the lack of registration under the 1933 Act.


Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     See Part II, Item 4 of Form-10Q for the quarter ended March 31, 1999 for information with respect to the annual meeting of stockholders held on April 20, 1999.

Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K



      (a)      Exhibits.  The following exhibits are filed with this Report.
               Exhibit No.                Description

     3.1 Restated Certificate of Incorporation of Greater Community Bancorp (incorporated by reference to Exhibit 3.4 filed with Form 10-QSB for the quarter ended June 30, 1998 filed on August 14, 1998). 3.2 Bylaws of Greater Community Bancorp as amended and restated effective December 16, 1997 (incorporated by reference to

 Exhibit 3 to Form 10-KSB for the year ended December 31, 1997 filed on March 23, 1998).

     10.1  Employment   agreement  of  George  E.  Irwin  dated  July  31,  1998
(incorporated by reference to Exhibit 10.1 to Form 10-KSB for the year ended December 31, 1998 filed on March 17, 1999).

     10.2 Employment agreement of C. Mark Campbell dated July 31, 1998 (incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended December 31, 1998 filed on March 17, 1999).

     27 Financial Data Schedule



      (b)      Reports on Form 8-K.


     On April 13, 1999, the Company filed a Form 8-K reporting the consummation of the previously announced acquisition of First Savings Bancorp of Little Falls, Inc.

     On April 30, 1999, the Company filed a Form 8-K reporting the election of directors, change of CEO and first quarter financial information.

     On June 14, 1999, the Company filed Form 8-K/A with respect to the acquisition of First Savings Bancorp of Little Falls, Inc., amending the Form 8-K filed on April 13, 1999.

     On June 18, 1999 the Company filed a second Form 8-K/A with respect to the acquisition of First Savings Bancorp of Little Falls, Inc., amending the Form 8-K/A filed on June 14, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   July 30, 1999                        By:
                                                 Naqi A. Naqvi, Treasurer
                                                 (Duly Authorized Officer and
                          Principal Financial Officer)