Form 10-Q
period 1999-09-30
GREATER COMMUNITY BANCORP
filed 1999-11-16
CIK 773845

U.S. Securities and Exchange Commission
                                               Washington, D.C. 20549


                                                      Form 10-Q




(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    September 30, 1999


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

                                 (973) 942-1111
                                      (Registrant's telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
 to such filing requirements for the past 90 days.  YES    X    NO


     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 6,020,444 shares at November 8, 1999.






                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                                    INDEX


                                                                          PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
        September 30, 1999 (Unaudited) and December 31, 1998............... 3


         Consolidated Statements of Income (Unaudited)
            Three and Nine months ended
        September 30, 1999 and 1998 .........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity and Comprehensive Income (Unaudited)
        Three and Nine Months ended September 30, 1999 and 1998.............5


         Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 1999 and 1998...................6


     Notes to Consolidated Financial Statements(unaudited)...................7


Item  2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk..16

PART  II  -  OTHER INFORMATION

Items  1  through  6.........................................................17



Signatures..................................................................18









PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                      September 30,         December 31,
                                                                              1999               1998
ASSETS                                                                     Unaudited
CASH AND DUE FROM BANKS-Non-interest-bearing                              $ 21,405              $ 17,790
FEDERAL FUNDS SOLD                                                          19,275                 5,850
                                                                          --------               -------
          Total cash and cash equivalents                                   40,680                23,640
DUE FROM BANKS - Interest-bearing                                           13,576                15,544
SECURITIES:
   Available-for-sale, at fair value                                       134,239                93,797
   Held-to-maturity, at amortized cost
         (Fair value $9,331 and $17,554)                                     9,742                17,804
                                                                           143,981               111,601
                                                                          --------             ---------
LOANS                                                                      332,554               206,120
 Less - Allowance for possible loan losses                                   4,835                 3,525
        Unearned income                                                      1,330                   830
                                                                          --------             ---------
          Net loans                                                        326,389               201,765
PREMISES AND EQUIPMENT, net                                                  8,019                 5,251
OTHER REAL ESTATE OWNED                                                        765                   495
ACCRUED INTEREST RECEIVABLE                                                  4,000                 2,293
INTANGIBLE ASSETS                                                           13,322                   347
OTHER ASSETS                                                                19,127                11,464
                                                                          --------             ---------
          Total assets                                                    $569,859              $372,400
                                                                          ========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                   $ 90,368              $ 76,346
   Interest-bearing                                                         75,183                64,987
   Savings                                                                  60,028                32,883
   Time                                                                    250,237               119,179
                                                                          --------             ---------
          Total deposits                                                   475,816               293,395

FHLB ADVANCES                                                               15,000                10,000
REPURCHASE AGREEMENTS                                                       11,253                 7,103
ACCRUED INTEREST PAYABLE                                                     2,434                 2,589
OTHER LIABILITIES                                                            6,762                 4,004
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                         23,000                23,000
                                                                          --------             ---------
          Total Liabilities                                                534,265               340,091
                                                                          --------             ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,020,444
      and 5,329,566 shares outstanding                                       3,010                 2,665
  Additional paid-in capital                                                31,810                25,460
  Retained earnings                                                            842                 1,932
  Accumulated other comprehensive income                                       (68)               2,252
                                                                           --------            ---------
   Total shareholders' equity                                               35,594               32,309
                                                                           --------            ---------
    Total liabilities and shareholders' equity                            $569,859             $372,400
                                                                          =========            =========

                     (See notes to Condensed Consolidated Financial statements)

                                     GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (in thousands, except per share data)
                                                        (Unaudited)



                                                                       Three Months                   Nine Months
                                                                          Ended September 30,           Ended September 30,
                                                                            1999         1998             1999         1998
                                                                            ----         ----             ----         ----
INTEREST INCOME
       Loans, including fees                                              $6,960       $4,218          $18,013      $11,953
       Securities                                                          2,172        1,883            5,799        5,762
       Federal Funds sold and deposits with banks                           389           319              968          740
                                                                         -------           ------    -------         -------
           Total interest income                                           9,521        6,420           24,780       18,455
                                                                         -------       ------          -------      -------

INTEREST EXPENSE
                                                           Deposits        3,937        2,331           9,554         6,846
                                             Short-term borrowings          336           197             953           382
                                              Long-term borrowings          575           609           1,725         1,799
                                                                                       ------           ------      -------
           Total interest expense                                          4,848        3,137           12,232        9,027
                                                                          ------       ------          -------      -------
NET INTEREST INCOME                                                        4,673        3,283           12,548        9,428

PROVISION FOR POSSIBLE LOAN LOSSES                                           194          111              753          339
                                                                          ------       ------           ------      -------
                  Net interest income after
              provision for possible loan losses                           4,479        3,172           11,795        9,089

OTHER INCOME
       Gain on sale of securities                                            103          425            2,096          786
       All other income                                                    1,302          714            3,738        2,381
                                                                          ------       ------           ------      -------
                                                                           1,405        1,139            5,834        3,167
OTHER EXPENSES
       Salaries and employee benefits                                      2,015        1,439            6,481        4,188
       Occupancy and equipment                                               803          585            2,163        1,794
       Regulatory, professional and other fees                               391          168            1,161          497
       Amortization of intangible assets                                     194           27              414           81
       Office expense                                                        211          140              595          414
       All other operating expenses                                          461          484            2,038        1,379
                                                                          ------       ------          -------      -------
                                               Total other expenses        4,075            2,843       12,852           8,353
                                                                           ------           ------      -------         -------
                                         Income before income taxes        1,809            1,468        4,777           3,903
                                                                         ------           ------      -------         -------

PROVISION FOR INCOME TAXES                                                   756          531            1,821        1,402
                                                                          ------       ------          -------      -------

NET INCOME                                                                $1,053       $  937          $ 2,956      $ 2,501
                                                                          ======       ======          =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                6,025        5,567            5,838        5,558
                                                                          ======       ======          =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                             6,215            5,783        6,046           5,788
                                                                          ======           ======      =======         =======

NET INCOME PER SHARE - Basic                                              $ 0.17       $ 0.17           $ 0.51      $  0.45
                                                                          ======       ======           ======      =======

NET INCOME PER SHARE - Diluted                                            $ 0.17       $ 0.16           $ 0.49      $  0.43
                                                                          ======       ======           ======      =======



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


Nine Months ended September 30, 1999

                                                                                      Accumulated Other Comprehensive Income
                                                     Additional Paid in Capital             Total Shareholders' Equity
                                         Common                      Retained Earnings                        Comprehensive Income
                                         Stock

Balance January 1, 1999              $2,665           $25,460         $1,932          $2,252           $32,309   -

Net Income                                                             2,956                             2,956          $ 2,956

5% stock dividend                       143             2,740        (2,887)                               (4)

Exercise of stock options                 9                98                                              107

Issuance of common stock                195             3,556                                            3,751

Issuance of common Stock for dividend                     9               189                              198
   Reinvestment plan

Cash dividends                                                          (1,159)                          (1,159)
Other comprehensive income,
net of reclassification,
  taxes and adjustments

                                                                                      (2,320)              (2,320)        (2,320)
                                                                                                                         ---------

Total comprehensive income                                                                                                 $  636

Retirement of treasury       stock           (11)             (233)                                          (244)

Balance, September 30, 1999               $3,010           $31,810          $  842        $  (68)          $35,594
                                          --------         ---------       --------       ---------         -------





Nine Months ended September 30, 1998

                                                                                      Accumulated Other Comprehensive Income
                                                     Additional Paid in Capital                Total Shareholders' Equity
                                         Common                        Retained Earnings                 Comprehensive Income
                                         Stock

Balance January 1, 1998                     $2,647           $25,138         ($391)       $1,867              $29,261   -

Net Income                                                                    2,501                             2,501       $2,501

Exercise of stock options                       11               111              -            -                  122

Cash dividends                                                                (582)                              (582)
Other comprehensive income,   net of reclassification,   taxes and adjustments

                                                                                            (812)                (812)        (812)
                                                                                                                             -------

Total comprehensive income                                                                                                   $1,689
Retirement of treasury       stock
                                               (6)             (116)                           (122)
                                           -------          --------       --------             ---------             --------


Balance, September 30, 1998               $2,652           $25,133           $1,528               $1,055             $30,368
                                          --------         ---------        -------              --------            -------



                            (See notes to Consolidated Financial Statements)

                                     GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)
                                                          (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                1999             1998
                                                                                           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $ 2,956         $ 2,501
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                                1,325             886
   Accretion of discount on securities, net                                                       (83)             41
   Accretion of discount on debentures                                                              -               -
   Gain on sale of securities, net                                                              (2,096)           (786)
   Gain on sale of other real estate owned                                                        (18)              -
   Provision for possible loan losses                                                             753             239
   Increase in accrued interest receivable                                                        (382)           (304)
   Increase in other assets                                                                     (6,020)         (1,338)
   Increase accrued expenses and other liabilities                                              1,217             999
                                                                                               -------         --------
          Net cash (used in)provided by operating activities                                    (2,348)      2,338
                                                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                                                                 (29,334)        (45,198)
     Sales                                                                                     15,137           3,935
     Maturities and principal paydowns                                                         29,426          37,805
   Held-to-maturity securities -
     Purchases                                                                                    (684)        (21,224)
     Maturities                                                                                 8,709          30,921
   Net decrease (increase) in interest-bearing deposits
     with banks                                                                                 1,968         (11,948)
   Net increase in loans                                                                       (16,157)        (30,628)
   Capital expenditure                                                                          (1,024)           (877)
   Decrease in other real estate                                                                1,722             115
   Cash paid in purchase transaction, First Savings Bank                                      (23,000)              -
                                                                                             ---------        ---------
          Net cash used in investing activities                                                (13,237)        (37,099)
                                                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                                            10,083          28,965
   Increase in federal funds purchased                                                              -           3,400
   Increase in repurchase agreements                                                            8,650          12,567
   Decrease in redeemable subordinated debentures                                                   -               (8)
   Dividends paid                                                                               (1,159)           (582)
   Proceeds from issuance of stock                                                              4,056             122
   Purchase of treasury stock                                                                    (244)            (122)
   Other, net                                                                                       -              12
                                                                                              --------        ---------
          Net cash provided by financing activities                                            21,386          44,354
                                                                                              --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       5,801           9,593

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 23,640          22,845
                                                                                              --------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $29,441         $32,438
                                                                                              ========       ==========


                   (See notes to Condensed Consolidated Financial Statements)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


    In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 1999, the consolidated results of operations for three and nine months ended September 30, 1999 and 1998 and cash flows for nine months ended September 30, 1999 and 1998. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 1998.


Dividend

During September 1999, the Company's Board of Directors declared a cash dividend of 7 cents ($.07) per share, payable on October 29, 1999 to shareholders of record on October 15, 1999. The financial information in this report has been adjusted to reflect the dividend as of September 30, 1999.

On May 19, 1999, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend was September 1, 1999 and the issue date was September 15, 1999. Accordingly, on September 15, 1999, the Company issued 287,010 shares of common stock.
 As a result of the stock dividend, the Company increased its outstanding common shares to 6,025,394 at September 15, 1999. The financial information in this Form 10-Q has been adjusted to reflect the 5% stock dividend.


EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share of $0.49 and $0.43 per share for the three- and nine-month periods ended September 30, 1999 and 1998, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options. Prior period per share amounts have been restated to reflect adoption of SFAS 128.


RECENT ACQUISITION

On April 01, 1999, the Company consummated its previously announced merger agreement with First Savings Bancorp of Little Falls, Inc. ("FSB"), parent of First Savings Bank of Little Falls located in Little Falls, New Jersey. As the date of the acquisition, FSB had total assets of $193 million, total loans of $109 million and total deposits of $184 million, with 3 banking offices. The transaction was accounted for using the purchase method of accounting. Each share of common stock of FSB was exchanged for $52.26 in cash for a total of $23.0 million.
The pro forma results of operations assuming First Savings had been acquired as of January 1, 1999, are as follows:

[GRAPHIC OMITTED]


RECENT DEVELOPMENTS

Effective April 27, 1999, the Company opened for business a wholly-owned de novo bank subsidiary named Rock Community Bank ("RCB") located in Glen Rock, Bergen County, New Jersey. On April 19, 1999, the Company funded RCB with $5.0 million in capital.

During the quarter ended June 30, 1999, pursuant to SEC Regulation D, the Company conducted a private placement of common stock at $9.58 per share. The proceeds of the private placement approximately $3.8 million were applied to defray the Company's $5 million capital contribution to RCB. All shares sold in the private placement constitute "restricted stock" under SEC Rule 144. (See the Company's Form 8-K filed January 29, 1999.)

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I -       FINANCIAL INFORMATION

ITEM 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations
          ---------------------------------------------------------------------

The following discussion and analysis of the Company's consolidated financial condition as of September 30, 1999 and the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1998, and the other information herein. The consolidated statement of condition as of September 30, 1999 and the statements of operations and cash flows for the nine months ended September 30, 1999 and 1998 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank, Bergen Commercial Bank and Rock Community Bank and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months and nine months ended September 30, 1999. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-KSB for the year ended December 31, 1998.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This  Form  10-Q,   both  in  this  MD&A   section   and   elsewhere,   includes
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's bank subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000
(Y2K) technology changes, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

Business Overview

Greater Community Bancorp (the "Company") is registered with the Federal
 Reserve Board as a bank holding company. Its primary business is banking, which it conducts in northern New Jersey through three wholly-owned New
Jersey commercial bank subsidiaries, Great Falls Bank (GFB), Bergen Commercial
 Bank (BCB) and Rock Community Bank (RCB) (together sometimes referred to as the "Bank Subsidiaries"). The total assets of GFB, BCB and RCB at September
30, 1999 were $392.2 million, $148.8 million and $15.6
million, respectively.

The Company is a diversified financial services company in New Jersey operating retail banking, brokerage, and equipment leasing businesses that provides products and services in the any's primary geographic markets in northern counties of New Jersey and expanding. Through Highland Capital Corp., one of the Company's wholly-owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses in New Jersey and contiguous states. The Company also owns a majority interest in a securities broker-dealer, Greater Community Financial, L.L.C.

Financial services providers as of late are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and non-banks compete for customers with a broad array of banking, investments and capital market products.

The Company has made an effort these challenges by providing highly focused personalized customer service, which provides a basis for differential in today's environment where banks and other financial service providers target the same customer. To leverage the technology, the Company responded with formation of e-commerce services through World Wide Web. As a result, an Internet banking product for retail customers was introduced in mid 1999.
 The Company expects to launch a cash management product through Internet banking for its commercial customers by the end of 1999.



Recent Business Highlights

On April 1, 1999, the Company acquired First Savings Bank of Little Falls,
 F.S.B. (First Savings), a $193 million thrift institution, for $23.0 million in cash and the assumption of liabilities. The Company divided the business of First Savings between GFB and BCB. GFB acquired two former branches of
 First Savings in Little Falls, adjacent to Totowa, New Jersey, where GFB has its headquarters. BCB acquired a former branch of First Savings in Little Ferry, in Bergen County, New Jersey, BCB's primary market area.

During the second quarter the Company also capitalized RCB, located in Glen Rock, New Jersey, with $5 million during April, 1999. Approximately $3.8 million of the Company's capital contribution to RCB was raised by a private placement of the Company's common stock. RCB commenced business as a de novo bank during that same month.

During the third quarter of 1999 the Company continued its banking operations, including efforts to assimilate the business of First Savings. The Company also continued to devote attention to the establishment of RCB's new business operations.

Effective July 1, 1999 the Company employed Erwin D. "Skip" Knauer as Executive Vice President of the Company and as President and Chief Executive Officer of Greater Community Services, Inc., the Company's bank-servicing subsidiary, at an initial base annual salary of $160,000. Mr. Knauer's employment is "at will" rather than for a fixed term. During the third quarter the Company entered into a written agreement with Mr. Knauer effective as of July 1, 1999. Under the agreement, in the event of certain terminations of employment within 12 months after a "change of control" (as defined in the agreement) of the Company, Mr. Knauer is generally entitled to receive twice his base annual compensation less amounts paid after the change of control. Before joining the Company Mr. Knauer was President of The Ramapo Bank, the banking subsidiary of Ramapo Financial
Corporation of Wayne, New Jersey, which recently merged with another financial institution. The Company expects to benefit from Mr. Knauer's product development skills and sales and service experience resulting from his 30 years of community banking experience.

EARNINGS SUMMARY

The results of operations for the three and nine months ended September 30, 1999 were significantly affected by the purchase of First Savings on April 1, 1999.

Net income for the first nine months of 1999 was $3.0 million or $0.49 per diluted share, a 18.9% increase over $2.5 million or $0.43 per diluted share earned in the first nine months of 1998. Excluding gains on the sale of securities and non-recurring expenses of $1.4 million related to the purchase of First Savings incurred in the second quarter of 1999, net income for the nine months ended September 30, 1999 were approximately $2.5 million compared to $1.9 million for the comparable period in 1998.


Net Income for the third quarter of 1999 was $1.1 million or $0.17 per diluted share, a 12.4% increase over $937,000 or ($0.16 per diluted share) earned in the third quarter of 1998. Excluding gains on the sale of securities, net income (after the tax effect) for the third quarter of 1999 were unchanged compared to $647,000 for the 1998 third quarter.

Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.56 and $0.20 for the 1999 nine- and three- month periods ended September 30, 1999, respectively, compared to $0.45 and $0.17 per share in the same periods of 1998.

The increase in net income for the nine-month period primarily reflects higher net interest income and higher gain on the sale of securities and other income, partially offset by higher salaries and employee benefits, all other expenses (including amortization of intangible assets and other charges related to the acquisition of First Savings), and higher provisions for possible loan losses and income taxes. Net operating losses from RCB for its first six months of operations in the amount of $235,000.

The increase in net income for the three-month period primarily reflects higher net interest income, offset by reduced gains on the sale of securities coupled with higher salaries and employee benefits and other expenses (including amortization or goodwill arising from to the acquisition of First Savings), and higher provisions for possible loan losses and income taxes. Net income for the third quarter of 1999 was also impacted negatively by RCB's third quarter operating loss of $111,000.


Net Interest Income

Nine-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income for the nine months ended
 September 30, 1999 increased by $3.1 million (33%) to $12.5 million from $9.0 million for the nine months ended September 30, 1998. Interest income from loans increased 51% to $18.0 million, while interest paid on deposits increased 40% to $9.6 million. These increases result primarily from the purchase of First Savings.

Three Month Comparison: Net interest income (before income tax effect) for the three months ended September 30, 1999 increased by $1.4 million (42%)
 to $4.7 million for the three months ended September 30, 1998.
 The most important components of the increase were an increase of $2.7 million (65%) in net interest from loans, to $7.0 million, only partially offset by an increase of $1.6 million (69%) in interest paid on deposits, to $3.9 million. The increase in net interest income is primarily attributable to the purchase of First Savings.


Other Income

Non-interest income continues to represent a considerable source of income for the Company, constituting an amount equal to 46% of net interest income for the nine months ended September 30, 1999 and 30% of net interest income for the third quarter. Excluding gains on securities transactions, total non-interest income increased $1.4 million (57%) to $3.7 million for the nine months ended September 30, 1999, compared to the third quarter of 1998. Such increase for the third quarter of 1999 was $588,000
(82%), to $1.3 million, compared to the third quarter of 1998. Those increases are primarily attributable to the purchase of First Savings and income from bank-owned life insurance policy which was put into place in beginning of 1999.

Gain on the sale of securities increased $1.3 million (167%) to $2.1 million during the first nine months of 1999 compared to the comparable period in 1998. By contrast, the Company realized only $103,000 in gains on the sale of securities during the third quarter of 1999, a 76% decrease from the $425,000 in gains realized during the third quarter of 1998.

Non-Interest Expense

Total other expense increased by $1.2 million (43%) to $4.1 million, and by $4.5 million (54%) to $12.9 million, for the three months and nine months ended September 30, 1999 compared to the same periods in 1998. Those increases are primarily attributable to the purchase of First Savings.

The largest component of other expense, salaries and employee benefits, increased by $576,000 (40%) to $2.0 million, and by $2.3 million (55%) to $6.5 million, for the three months and nine months ended September 30, 1999, respectively, over the comparable 1998 periods. These increases are primarily attributable to the purchase of First Savings. $957,000 of the increase for the nine months ended September 30, 1999 represents one-time severance and retention bonuses paid to certain key employees of First

Savings prior to the third quarter. Without such one-time payments, salaries and employee benefits would have increased by $1.3 million (32%) to $5.5 million for such nine-month period over the comparable period in 1998.

The second largest component of other expense, occupancy and equipment expense, also rose, by $218,000 (37%) and $369,000 (21%) respectively, for the three months and nine months ended September 30, 1999 over the comparable 1998 periods. The increases are primarily attributable to the purchase of First Savings.

Regulatory, professional and other fees, the third largest component of other expense, increased $223,000 (133%) and $664,000 (134%) for the three months and nine months ended September 30, 1999, respectively, over the same periods during 1998. The increase for the nine-month period includes various expenses related to the purchase of First Savings, including $83,000 in professional fees incurred before the third quarter of 1999.

Amortization of intangible assets increased by $167,000 (619%) and $333,000 (411%) for the third quarter of 1999 and the nine months ended September 30, 1999, respectively. These increases reflect the amortization of goodwill resulting from the purchase of First Savings. Such amortization commenced at the beginning of the second quarter of 1999 at the rate of $168,000 per quarter and will continue for 20 years.

Other operating expenses for the third quarter of 1999 were slightly lower than for the third quarter of 1998. However, other operating expenses for the nine months ended September 30, 1999 increased $659,000 (48%) over the first nine months of 1998. The increase for the nine-month period includes various expenses totaling $70,000 related to the purchase of First Savings.


Provision for Possible Loan Losses

The provision for possible loan losses for the three and nine months ended September 30, 1999 increased by $83,000 (75%) to $194,000, and by $414,000
(122%) to $753,000, relative to the third quarter and first nine months of 1998, respectively. Such increases are primarily due to the increase in total loans resulting from the purchase of First Savings.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 1999 was $756,000, constituting 41.8% of income before income taxes, compared to $531,000, constituting 36.2% of income before income taxes for the third quarter of 1998.

The provision for income taxes for the nine months ended September 30, 1999 was $1.8 million, constituting 38.1% of income before income taxes, compared to $1.4 million, constituting 35.9% of income before income taxes for the third quarter of 1998.

The increase in the percentages of income provided for income taxes for the three- and nine- month periods is attributable to the increase in amortization expense on intangible assets which does not qualify as a tax deductible expense.

FINANCIAL CONDITION

ASSETS

Between December 31, 1998 and September 30, 1999 total assets increased by $197.5 million (53%) to $569.9 million. The increase is primarily attributable to the acquisition of First Savings. The increase also reflects the Company's receipt of $3.8 million raised through a private placement of common stock in connection with the Company's formation of RCB, and $3.0 million in net income for the nine-month period.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans increased from December 31, 1998 to September 30, 1999 by $126.4 million (61%) to $332.6 million. Such increase resulted primarily from the acquisition of First Savings, whose loans were approximately $109 million when it was acquired on April 1, 1999. Approximately $16.9 million of the increase was the result of internal growth.

The following table reflects the composition of the gross loan portfolio as of September 30, 1999 and December 31, 1998. The majority of the increases within the components of the loan portfolio is related to the acquisition of First Savings.



[GRAPHIC OMITTED]


Nonperforming Assets

Nonperforming assets include nonaccrual loans and other real estate owned
(OREO). At September 30, 1999, total nonperforming assets totaled $3.7 million (1.12% of total loans), increased from $3.2 million
(1.47% of total loans) at December 31, 1998. Nonaccrual loans were $1.6 million or 0.47% of total loans, as compared to $1.7 million or 0.80% of total loans at December 31, 1998. Loans past due 90 days or more and still accruing at September 30, 1999 increased to $669,000 compared to $461,000 at
December 31, 1998.

Other real estate owned were $765,000 at September 30, 1999 compared to $495,000 at December 31, 1998, an increase of $270,000 primarily as a result of the First Savings acquisition.



The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated.
 All of such assets were domestic assets since the Company had no foreign loans.

                                                             September 30,                   December 31,
                                                               1999                             1998
Nonaccrual loans                                                   $1,572                        $1,657
Renegotiated loans                                                    734                           416
                                                                   ------                        ------
     Total nonperforming loans                                     $2,306                        $2,073
                                                                   ------                        ------

Loans past due 90 days and accruing                                $  669                       $  461
Other real estate                                                     765                           495
                                                                   ------                        ------
     Total nonperforming assets                                    $3,740                        $3,029
                                                                   ======                        ======


Asset Quality Ratios
Non-performing loans to total gross loans                          0.69%                          1.01%
Non-performing assets to total gross loans                         1.12%                          1.47%
Non-performing assets to total assets                              0.66%                           .81%
Allowance for possible loan losses to
   nonperforming loans                                           209.67%                        170.04%

During the Nine months ended September 30, 1999, gross interest income of $47,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.


Impaired Loans - In accordance with SFAS No. 114, the Company utilizes the following information when measuring its allowance for possible loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of nonaccruing loans where situations exist which have reduced the probability of collection in accordance with contractual terms.

As of September 30, 1999 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                             September 30,          December 31,
                                               1999                    1998

Impaired loans -
    Recorded investment                          $  920                 $ 907
    Valuation allowance                        $  195                   $ 138


This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the nine-month period ended September 30, 1999 was $1.2 million compared to $419,000 at December 31, 1998.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $74,000 for the nine-month period ended September 30, 1999.


Analysis of the Allowance for Possible Loan Losses


Between December 31, 1998 and September 30, 1999, the allowance for possible loan losses increased by $1.3 million (37%) to $4.8 million, which constituted 1.45% of gross loans on September 30, 1999 compared to 1.71% at December 31, 1998. The provision for possible loan losses added $753,000 for the nine-month period, while $624,000 of the increase resulted from the purchase of First Savings.
Management believes the allowance for possible loan losses at September
 30, 1999 of $4.8 million or 209.67% of
nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for possible loan losses during the nine-month period ended September 30, 1999.


Balance at beginning of period, January 1,              $3,525     $2,731
Charge-offs:
    Commercial, financial and agricultural                  95            -
    Real estate--mortgage                             -                   -
    Installment loans to individuals                        38            14
    Credit cards and related plans                          54            22
                                                        -------        -----
                                                           187            36
Recoveries:
    Commercial, financial and agricultural                  47           170
    Real estate--mortgage                                   61             8
    Installment loans to individuals                         2             3
    Credit cards and related plans                          10             3
                                                       --------         ------
                                                           120           184
Net (charge-offs) recoveries                               (67)          148
Provision charged to operations
  during the three-month period                            753
Adjustments                                                624           228
                                                        -------       ------
Balance at end of period, September 30, 1999            $4,835        $3,107
                                                          =======     ======
Ratio of net charge-offs during the
   nine-month period to average loans
   outstanding during that period                       .02%            .01%



Investment Securities

Securities increased by a net amount of $32.4 million (29%). An increase of $56.9 million of such increase is attributable to the First Savings acquisition. A $41.3 million (44%) increase in securities available for sale, to $135.1 million, was partially offset by a 50% decrease in securities held to maturity, to $8.9 million.


Cash

Cash and cash equivalents increased by $17.0 million (72%) to $40.7 million. Approximately $11.2 million of such increase is attributable to the First Savings acquisition. Federal funds sold increased by $13.4 million (229%) to $21.4 million while cash and due from banks increased 20% to $21.4 million.

Intangible Assets

Intangible assets rose nearly $13.0 million, from $347,000 million to $13.3 million. Substantially all of the increase represents the unamortized portion of the goodwill intangible asset arising from the acquisition of First Savings . The total premium was $13.3 million, which is being amortized at the rate of $168,000 per quarter over a 20-year period. The premium net of amortization at September 30, 1999 was $13.1 million.

Other Assets

Other assets increased $7.7 million (67%) to $19.1 million. Approximately $3.4 million of the increase is attributable to the First Savings acquisition. Premises

Premises and equipment net of depreciation increased by $2.8 million (53%)
 to $8.0 million. Approximately $2.7 of the increase is attributable to the First Savings acquisition.


LIABILITIES

Between December 31, 1998 and September 30, 1999, total liabilities increased by $193.8 million (57%) to $533.8 million. The increase is primarily attributable to the acquisition of First Savings. The increase also reflects continued growth of the Subsidiary Banks.

Deposits

Total deposits increased by $182.4 million (62%) to $475.8 million.
 Such increase is primarily attributable to the acquisition of First Savings, from which the Company acquired $172.3 million in deposits.
 As of the reporting period, the Company lost approximately $7.0 million in deposit runoff from the acquired deposits of First Savings.

The allocation of the $182.4 million increase in deposits between interest bearing and non-interest bearing reflected the allocation of deposits acquired from First Savings. Approximately $164 million of the deposits acquired from First Savings were interest bearing, and approximately $8.3 million of the deposits acquired from First Savings were non-interest bearing. The $182.4 million increase in deposits from December 31, 1998 to September 30, 1999 was predominantly attributable to a $131.1 million
(110%) increase in time deposits, while savings deposits increased $27.1 million (83%) and interest-bearing deposits increased $10.2 million (16%).


SHAREHOLDERS' EQUITY

Between December 31, 1998 and September 30, 1999 total shareholders' equity increased by $3.3 million (11%) to $36.0 million.

In addition to the Company's net income of $3.0 million for the nine-month period ended September 30, 1999, the Company received $3.8 million from the sale of common stock pursuant to the second quarter 1999 private placement and an additional $200,000 from the exercise of stock options and issuance of common stock under the dividend reinvestment plan. Such increases in shareholders' equity, totaling $4.0 million, were partially offset by dividends paid in the amount of $1.1 million and a $2.3 million decrease in accumulated other comprehensive income.

Book value per common share at September 30, 1999 was $5.91 compared to $6.06 at December 31, 1998.


CAPITAL ADEQUACY, REGULATORY CAPITAL RATIOS AND DIVIDENDS

The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and th New Jersey Department of Banking and Insurance (Department). Such regulators have promulgated risk-based capital guidelines which require the Company and the Subsidiary Banks to maintain certain minimum capital as a percentage of their assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

Total shareholders' equity of $36.0 million at September 30, 1999 was 6.3% of total assets, compared with $32.3 million or 8.7% of total assets at December 31, 1998. The decreased percentage resulted from the addition of significant assets in the First Savings purchase. Moreover, for purposes of computing regulatory capital of the Company, which includes the Company and the subsidiary banks, governmental regulations require that the goodwill intangible asset arising from the First Savings acquisition be ignored. As a result of these two factors, the Company's and the Subsidiary Banks' regulatory capital ratios decreased between December 31, 1998 and September 30, 1999. Despite these decreases the Company and the Subsidiary Bank's remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 1999:



                                                                                              To Be Well Capitalized
                                                                                              under Prompt Corrective
                                                                  For Capital Adequacy        Action Provision
                                                                           Purposes
                                                     Actual

                                               Amount         Ratio        Amount         Ratio       Amount            Ratio

   Total capital (to risk weighted assets)
       Greater Community Bancorp             $ 49,703         13.73%     $ 28,954          8.00%     $           -               -
       Great Falls Bank                         27,229        11.71%        18,602         8.00%        23,253            10.00%
       Bergen Commercial Bank                     9,121       12.50%          5,837        8.00%           7,297          10.00%
       Rock Community Bank                        4,751     183.95%              207       8.00%              258         10.00%


 Tier 1 Capital (to risk weighted assets)
       Greater Community Bancorp                34,226          9.46%      14,477          4.00%                  -                -
       Great Falls Bank                         24,222        10.45%         9,272         4.00%         13,907             6.00%
       Bergen Commercial Bank                     8,113       11.31%         2,869         4.00%           4,304            6.00%
       Rock Community Bank                        4,690     183.15%             102        4.00%              154           6.00%

 Tier 1 Capital (to average assets)
       Greater Community Bancorp               34,226           6.31%      21,700          4.00%                  -               -
       Great Falls Bank                        24,222           6.48%      14,952          4.00%         18,690             5.00%
       Bergen Commercial Bank                    8,113          7.00%        5,636         4.00%           5,795            5.00%
       Rock Community Bank                       4,690        51.16%            367        4.00%              458           5.00%


During the last three quarters of 1998 and the first quarter of 1999 the Company declared cash dividends at the rate of $0.06 per share, or an annual rate of $0.24 per share. During the second quarter of 1999 the Company increased the declared quarterly dividend by 17% to $0.07 per share, or an annual dividend rate of $0.28 per share. The Company's payment of a 5% stock dividend during the third quarter of 1999 had the effect of further increasing the annual dividend rate by 5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.


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


YEAR 2000

Historically, until relatively recently most computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and these programs may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of Year 2000 ("Y2K") issues could have a material adverse impact on the Company's business, operations and financial condition in the future.

As of September 30, 1999, virtually all of the Company's MIS and PC client-server systems have been tested and returned to use as year 2000 ready.
  In addition, all of the Company's non-PC related related hardware and systems have been tested and determined to be year 2000 ready.

The Company had completed its company-wide assessment of year 2000 issues relating to its identified mission critical systems and continues to monitor these systems as necessary. No significant problems have been identified to date with respect to these systems. Also, the Company has substantially completed its assessment of the year 2000 preparedness of its mission critical service providers and have not found any material problems associated with its mission critical service providers. However, the Company can make no guarantee as to the year 2000 preparedness of any such provider or other third party.

The estimated total cost to become year 2000 compliant is approximately $100,000. As of year-end 1998, the Company had already expensed $100,000 in year 2000 anticipated expenses. No significant outlays have been made to replace existing systems solely for year 2000 reasons. The costs to complete its year 2000 readiness activities were based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party preparedness and other factors. Management believes that any additional year 2000 expenses will not be significant.

Contingency plans for year 2000 issues have been and will continue to reviewed and monitored during the remainder of 1999 and modify them when necessary and appropriate.

It is not possible to predict with certainty all adverse effects that might result from failure to become fully year 2000 compliant or whether such effects could have a material impact on the Company's financial condition, results of operations, or liquidity. However, if the Company or its third party service providers were to fail to correct internal year 2000 problems or if the Company's contingency plans fail to mitigate any such problems, a disruption of operations could occur, resulting in increased operation costs, loss of revenues and the Company could subject itself to liquidity risk in the event of deposit withdrawals. Also, to the extend the borrowers' financial positions are weakened, the Company's credit risk could be adversely affected.


Item 3  Quantitative and Qualitative Disclosures About Market Risk

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

Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K


               (a)                    Exhibits.  The following exhibits are
                                        filed with this Report.
               Exhibit No.            Description





                                    4.1              Junior Subordinated
Indenture between Greater Community Bancorp and Bankers Trust Company as Trustee, dated May 1997 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital
 Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9, 1997).

               4.2 Form of Junior Subordinated Debenture Certificate for junior subordinated debentures due May, 2027 1997
(incorporated by reference to Exhibit 4.2 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos.
 333-26453-01, 333-26453, filed May 9, 1997).

                4.4 Amended and Restated Trust among Greater Community Bancorp as Depositor, Bankers Trust Company as Property
 Trustee, and Bankers Trust (Delaware) as Delaware Trustee, dated May 1997 (incorporated by reference to Exhibit 4.4 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos.
333-26453-01, 333-26453, filed May 9, 1997).

                4.6 Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Bankers Trust Company (as Trustee)
 dated May , 1997 (incorporated by reference to Exhibit 4.6 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater
 Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9, 1997).

                10.3       Agreement with Erwin D. Knauer dated July 1, 1999

                  27                   Financial Data Schedule

      (b)      Reports on Form 8-K.


                    On January November 12, 1999, the Company filed a Form 8-K with Securities and Exchange Commission reporting the third quarter earnings.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   November 12, 1999                    By:
       ------------------                       --------------------------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)