Form 10-K
period 1999-12-31
GREATER COMMUNITY BANCORP
filed 2000-03-28
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-14294

                            Greater Community Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                             22-2545165
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

55 Union Boulevard, Totowa, New Jersey                                     07512
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (973) 942-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
       NONE                                 NASDAQ National Market System

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.50 per share
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market price shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      $36,203,846 as of February 15, 2000. For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

      The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, was as follows: 6,023,894 as of February 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on April 18, 2000 is incorporated by reference into Part III, Items 9 through 12, inclusive.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 1999

PART I                                                                  PAGE NO.
                                                                        --------
Item 1.  Business..............................................................1
Item 2.  Properties............................................................8
Item 3.  Legal Proceedings.....................................................9
Item 4.  Submission of Matters to a Vote of Security Holders...................9

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................9
Item 6.  Selected Financial Data..............................................10
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11
Item 7a. Quantitative and Qualitative Market Risk.............................25
Item 8.  Financial Statements.................................................26
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................52

PART III

Item 10. Directors and Executive Officers of the Registrant...................52
Item 11. Executive Compensation...............................................52
Item 12. Security Ownership of Certain Beneficial Owners and Management.......52
Item 13. Certain Relationships and Related Transactions.......................53

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......53

SIGNATURES....................................................................55

                                     PART I

Item 1 - BUSINESS

THE HOLDING COMPANY

      Greater Community Bancorp (the "Company") is a New Jersey business corporation. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Company was incorporated in 1984.

      The Company's only substantive business activity is the ownership and operation of Great Falls Bank ("GFB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (the "Bank Subsidiaries"), which the Company acquired in 1985, 1995 and 1999, respectively (see "BANK SUBSIDIARIES" below) and its nonbank subsidiaries (see "NONBANK SUBSIDIARIES" below).

      During 1999, the Company demonstrated continued growth. As of December 31, 1999, the Company's consolidated assets were $567.4 million, as compared with consolidated assets of $372.4 million at December 31, 1998. Net income for the year ended December 31, 1999 was $4.2 million ($0.71 per share-basic and $0.69 per share-diluted), up from $3.5 million ($0.64 per share-basic and $0.61 per share-diluted) in 1998. The Company declared total cash dividends of $0.27 per share and $0.23 per share during 1999 and 1998, respectively.

NONBANK SUBSIDIARIES

      The Company owns five nonbank subsidiaries. (i) In March 1998, the Company continued its expansion efforts by forming another nonbank subsidiary, Highland Capital Corp. ("HCC"). HCC is a New Jersey corporation located in Paramus, New Jersey. The purpose of HCC is to engage in the business of leasing commercial office equipment to small and mid-size businesses in Bergen and surrounding counties.

      (ii) GCB Realty, L.L.C. ("Realty") was formed in July 1997 as a New Jersey limited liability company located in Totowa, New Jersey. The purposes of Realty are to acquire and manage real estate properties. Realty owns two properties purchased for a total of $2.2 million in Bergen County, New Jersey. BCB, HCC and two other tenants lease space in one of the buildings. BCB also leases its Lyndhurst location from Realty. Annual rentals from both properties are estimated at $348,000.

      (iii) GCB Capital Trust (the "Trust") was formed in April 1997 under the Business Trust Act of Delaware. The sole purposes of the Trust were issuing and selling Preferred Securities and Common Securities and using the sales proceeds to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust and the payments under the Junior Subordinated Debentures are its sole revenues. The Company owns all of the Trust's Common Securities.

      In May 1997, the Company through the Trust sold 920,000 Preferred Securities with a liquidation preference of $25 per share for an aggregate amount of $23.0 million. It has a distribution rate of 10% per annum payable at the end of each calendar quarter. Although the Debentures are treated as debt of the Company, they currently qualify for Tier I capital treatment. The Preferred Securities have no maturity date and are callable by the Company on or about June 1, 2002, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Debentures mature in 2027, at which time the Preferred Securities must be redeemed.

      (iv) Greater Community Services, Inc., activated in March 1997, provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

      (v) In October 1996, a nonbank subsidiary opened for business under the name of Greater Community Financial, L.L.C. ("GCF"), a New Jersey limited liability company located in Clifton, New Jersey. This Company engages in the business of securities broker and dealer. Effective November 30, 1999, the Company acquired the minority interest of this subsidiary, resulting in a 100% ownership as of this date.

BANK SUBSIDIARIES

      GFB received its charter from the New Jersey Department of Banking & Insurance (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. GFB has five additional branches, all of which are located in Passaic County, New Jersey. Two branches are located in Little Falls, one of which was acquired by merger in April 1999 and the other has operated since March 1988. Three branches are located in Clifton, two of which were acquired by merger in April 1995 and the other was a de novo branch established in 1997. A sixth branch, located at 100 Furler Street, Totowa, has been in operation since 1996. The seventh branch was acquired by merger in April 1999, located at 123 Newark-Pompton Turnpike in Singac.

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

      BCB was incorporated in New Jersey in 1987 and commenced its banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. In addition to its main office at Two Sears Drive in Paramus, New Jersey, BCB has six additional branch offices, located in Hasbrouck Heights, Wood-Ridge, Wallington, Hackensack, and Lyndhurst. The sixth branch, acquired by merger in April 1999, is located at 100 Washington Avenue in Little Ferry.

      GFB and BCB each have a wholly-owned investment company subsidiary formed to manage their respective investment portfolios to increase net yields.

      RCB is located in Glen Rock, Bergen County, New Jersey. RCB commenced its banking operations in 2nd quarter 1999. RCB's main office is located at 175 Glen Rock Road in Glen Rock, New Jersey, primarily servicing Bergen County. RCB offers a variety of banking services, including commercial and real estate lending, revolving credit arrangements and consumer loans. It also offers the traditional deposit services and other customary banking services.

ACQUISITION

      On April 1, 1999, the Company consummated its previously announced acquisition of First Savings Bancorp of Little Falls, Inc. ("First Savings"), parent of First Savings Bank of Little Falls located in Little Falls, New Jersey. Each share of common stock of First Savings was exchanged for $52.26 in cash for a total of $23.0 million. The merger was accounted for using the purchase method of accounting.

      As of the date of acquisition First Savings had total assets of $193.0 million, total loans of $109.2 million and total deposits of $172.3 million, with 3 banking offices. The purchase price exceeded the fair market value of net assets acquired by approximately $13.2 million, which is reflected as goodwill, included in the accompanying consolidated balance sheet.

COMPETITION

      The Company, through the Bank Subsidiaries, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies, and credit unions. A substantial number of offices of competing financial institutions are located within the Bank Subsidiaries' respective market areas. The past trend toward consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as the Bank Subsidiaries to compete with larger national and regional banking institutions. Several of the Bank Subsidiaries' competitors are affiliated with major banking and financial institutions which are substantially larger and have far greater financial resources than the Bank Subsidiaries.

      Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service. Rate competition is intense especially in the area of time deposits. The Bank Subsidiaries compete with larger institutions with respect to the interest rates they offer. From a service standpoint, the Bank Subsidiaries' competitors, by virtue of their superior financial resources, have substantially greater lending limits than the Bank Subsidiaries. Such competitors also perform certain functions for their customers, such as trust and international services, which the Bank Subsidiaries have chosen not to provide.

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

      A policy of the Federal Reserve requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 1999, the Company had approximately $6.9 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies which require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

      Satisfactory capital ratios and Community Reinstatement Act ("CRA") ratings are generally prerequisites to obtaining regulatory approval to make acquisitions. The Financial Modernization Act of 1999, discussed below (see "Recent Legislation"), allows the Company to expand into insurance, securities, merchant banking and other activities that are financial in nature.

      The federal Interstate Banking and Branching Act of 1994 permits a bank holding company to acquire banks in states other than its home state, regardless of applicable state law. The 1994 law also permits banks to create interstate branches, either by merging across state lines or by creating new branches, subject to a state's ability to opt out of these enabling provisions. As have most states, New Jersey has enacted legislation to authorize interstate banking either by merger or by branching into New

Jersey if the foreign bank already has branches in New Jersey; however, that legislation did not authorize de novo branching into New Jersey.

Recent Legislation

      During November, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. Under the new Act, effective March 13, 2000:

      - Bank holding companies meeting standards as to management, capital and Community Reinvestment Act compliance will be permitted to engage in a substantially broader range of nonbanking activities than has previously been permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. If a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals.

      - Insurers and other financial services companies are allowed to acquire banks.

      - Various restrictions currently applicable to bank holding company ownership of securities firms and mutual fund advisory companies are removed.

      - A new overall regulatory structure is established for bank holding companies also engaged in insurance and securities operations.

      On January 19, 2000, the Federal Reserve adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The Federal Reserve also established procedures which would be used against financial holding companies which have depository institutions which have fallen out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

      The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

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

Holding Company Dividends and Stock Repurchases

      The Federal Reserve has the power to prohibit bank holding companies from paying dividends if their actions are deemed to constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. It is the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with its capital needs, asset quality and overall financial condition.

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

Bank Regulation

      As state-chartered banks which are not members of the Federal Reserve System, the Bank Subsidiaries are subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). Prior approval of the FDIC is required for the Bank Subsidiaries to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Bank Subsidiaries are also subject to regulation and supervision by the Department. In addition, they are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Community Reinvestment Act

      Under the CRA, the Subsidiary Banks have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. GFB and BCB received "satisfactory" CRA ratings in their most recent examinations.

Bank Dividends

      New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 1999, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases," above.

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

Real Estate Lending Guidelines

      Under FDIC regulations, state banks must adopt and maintain written policies establishing appropriate limits and standards for real estate lending activities. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by federal bank regulators.

Deposit Insurance

      Since the Bank Subsidiaries are FDIC member institutions, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank Subsidiaries are also required to pay deposit insurance premiums to the FDIC.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent in 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized or undercapitalized. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratios of 10.0% or greater, (ii) Tier I risk-based capital ratios of 6.0% or greater, and (iii) Tier I leverage ratios of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratios of 8.0% or greater; (ii) Tier I risk-based capital ratios of 4.0% or greater, and (iii) Tier I leverage ratios of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant. Effective January 1, 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rates were 0.00% in 1998 and 1999.

      In addition, the Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The rates established for GFB and BCB for 1997 through 2000 are 0.065% and 0.013%, respectively.

Standards for Safety and Soundness

      Under FDICIA, each federal banking agency is required to prescribe noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have adopted interagency guidelines which cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank Subsidiaries meet all adopted standards.

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

      The FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances. The FDIC as a conservator or receiver of a depository institution also has express authority to repudiate most contracts with such institution which it determines to be burdensome or if such repudiation will promote the orderly administration of the institution's affairs. The FDIC is also given authority to enforce contracts made by a depository institution notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions also are prohibited from entering into contracts for goods, products or services which would adversely affect their safety and soundness.

Regulatory Capital Requirements

      The Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks"). The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

      These regulations require bank holding companies and state nonmember banks to maintain a minimum leverage ratio of "Tier I capital" to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier I capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

      The risk-based capital rules require bank holding companies and state nonmember banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a Tier I or core capital requirement and a Tier II or supplementary capital requirement. Tier I capital consists primarily of common stockholders' equity, certain perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less most intangible assets, primarily goodwill. Tier II capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier I and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

      At December 31, 1999, the Company's total risk-based capital and leverage capital ratios were 13.73% and 7.18%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

      FDICIA also required the federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under FDICIA and its "prompt corrective action" regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements.

      Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately-capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4%, and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. If an institution's ratio of tangible capital to total assets falls below a "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund.

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

EMPLOYEES

      As of December 31, 1999, the Company employed a total of approximately 188 employees, including 152 full-time employees. Management considers relations with employees to be satisfactory.

Item 2 - PROPERTIES

      The Company does not directly own or lease any land, buildings or equipment. However, the Company's wholly-owned nonbank subsidiary, Realty, owns two properties in Bergen County, New Jersey.

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

      RCB leases its main office space at 175 Glen Rock Road, Glen Rock, New Jersey. The leased space is owned by Sinabaldo Leone, Jr., a director of RCB.

      In the opinion of management, all such leased properties are adequately insured and leased at fair rentals.

      For further information regarding the Bank Subsidiaries' lease obligations, see Note 14 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1999, contained in Item 7 -"Financial Statements."

Item 3 - LEGAL PROCEEDINGS

      The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against the Company which, if determined adversely, would have a material effect on the Company's business, financial position or results of operations.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock was held by approximately 1,077 holders of record on December 31, 1999, and is traded on the NASDAQ National Market System under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The cash dividends have been adjusted to take into account the effect of the 5% stock dividend paid in 1999 and 2 for 1 stock split in 1998.

                                               Market Quotations
                                               -----------------           Cash
                                                                      Dividends
                                               High          Low       Declared
                                               ----          ---       --------
Year Ended December 31, 1998
  First Quarter                              $10.75       $ 9.06       $ .048
  Second Quarter                              12.19        10.63         .057
  Third Quarter                               12.25         9.75         .057
  Fourth Quarter                              11.75         8.25         .058

Year Ended December 31, 1999
  First Quarter                              $11.19       $ 9.29       $  .06
  Second Quarter                              10.36         9.17          .07
  Third Quarter                               11.42         9.50          .07
  Fourth Quarter                              10.96         9.25          .07

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

Item 6 - SELECTED FINANCIAL DATA

      The selected consolidated financial highlights of Greater Community Bancorp (the "Company") set forth below should be read in conjunction with the more detailed information included in the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

                                                                             As of the Years Ended December 31,
                                                           ---------------------------------------------------------------------
                                                           1999             1998             1997           1996            1995
                                                           ----             ----             ----           ----            ----
Summary of Operations:
  Total interest income............................        $34,564         $24,866         $20,548        $18,693         $17,433
  Total interest expense...........................         17,140          12,009           8,948          7,154           6,550
  Net interest income..............................         17,424          12,857          11,600         11,539          10,883
  Provision for possible loan losses...............            885             520             485            440             414
  Net interest income after provision for
      possible loan losses.........................         16,539          12,337          11,115         11,099          10,469
  Other income.....................................          7,270           4,656           2,755          1,929           2,177
  Other expenses...................................         17,288          11,450           9,775          9,379           9,400
  Income before income taxes.......................          6,521           5,543           4,095          3,649           3,246
  Provision for income taxes.......................          2,349           2,000           1,495          1,312           1,174
  Net Income.......................................         $4,172          $3,543          $2,600         $2,337          $2,072
Per Common Share Data:
  Earnings Per Share - Basic.......................          $0.71           $0.64           $0.57          $0.54           $0.50
  Earnings Per Share - Diluted.....................          $0.69           $0.61           $0.54          $0.51           $0.48
  Cash dividends per common share..................          $0.27           $0.22           $0.17          $0.12           $0.09
  Stock splits and dividends per common share......             5%         2 for 1             10%            10%             10%
  Book value per common share......................          $5.86           $5.77           $5.26          $4.82           $4.51
Selected Operating Ratios:
  Return on average assets.........................          0.81%           1.00%           0.92%          0.93%           0.93%
  Return on average equity.........................         11.98%          11.88%          10.82%         11.69%          11.99%
  Interest rate spread.............................          3.02%           2.65%           3.20%          4.01%           4.24%
  Net interest margin..............................          3.78%           3.87%           4.40%          4.95%           5.24%
Financial Condition Data:
  Total Assets.....................................       $567,453        $372,400        $321,985       $256,506        $253,045
  Cash and cash equivalents........................         19,200          23,640          22,845         18,294          29,046
  Investment securities............................        151,191         111,601         126,776         89,679          83,986
  Total Loans, net.................................        340,563         201,765         158,125        134,587         129,107
  Allowance for possible loan losses...............          4,953           3,525           2,731          2,540           2,332
  Total Deposits...................................        460,634         293,395         257,555        223,242         222,766
  Other borrowings.................................         64,403          40,103          30,141          9,147           7,732
  Shareholders' equity.............................         35,402          32,309          29,261         21,061          19,595
Capital Ratios:
  Equity to assets.................................          6.23%           8.68%           9.09%          8.21%           7.74%
  Total risk-based capital ratio...................         13.73%          21.58%          26.19%         17.29%          16.77%
  Tier I risk-based capital ratio..................          9.59%          15.32%          17.94%         12.86%           7.27%
  Leverage ratio...................................          7.18%          11.21%          12.71%          8.01%           8.28%

      All per share data has been adjusted to reflect stock dividends and stock split.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for each of the past three years and its financial condition at the end of each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

      This Form 10-K, both in this MD&A section and elsewhere (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected," "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's bank subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

RECENT DEVELOPMENTS

      On April 1, 1999, the Company acquired First Savings, a $193.0 million thrift institution, for $23.0 million in cash and the assumption of liabilities. The Company divided the business of First Savings between GFB and BCB. GFB acquired two former branches of First Savings in Little Falls, adjacent to Totowa, New Jersey, where GFB has its headquarters. BCB acquired a former branch of First Savings in Little Ferry, in Bergen County, New Jersey, BCB's primary market area.

      During the second quarter of 1999 the Company also capitalized RCB, a new wholly-owned subsidiary bank located in Glen Rock, New Jersey, with $5.0 million. Approximately $4.1 million of the Company's capital contribution to RCB was raised by a private placement of the Company's common stock. RCB commenced business as a de novo bank in April 1999.

      During the second half of 1999 the Company continued its banking operations, including efforts to assimilate the business of First Savings. The Company also continued to devote attention to the establishment of RCB's new business operations.

Results of Operations: Fiscal Years Ended December 31, 1999, 1998 and 1997

      The results of operations for the year ended December 31, 1999 were significantly affected by the purchase of First Savings on April 1, 1999.

      The Company earned $4.2 million or $0.69 per diluted share, a 20% increase over $3.5 million or $0.61 per diluted share earned during 1998. Excluding gains on the sale of investment securities and non-recurring expenses of $1.4 million related to the purchase of First Savings incurred in the second quarter of 1999, net income for the year ended December 31, 1999 was approximately $3.4 million compared to $2.5 million in 1998. The Company earned $2.6 million or $0.54 per diluted share in 1997, which included $216,000 in gains on sale of investment securities.

      Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.79, $0.63 and $0.56 for the years ending December 31, 1999, 1998 and 1997, respectively.

      The increase in net income for the year ended December 31, 1999 primarily reflects higher net interest income and higher gain on the sale of investment securities and other income, partially offset by higher salaries and employee benefits, all other expenses (including amortization of intangible assets and other charges related to the acquisition of First Savings), and higher provisions for possible loan losses and income taxes. Net operating losses from RCB for 1999 (its first nine months of operations) were $283,000.

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

      The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest expense on related items, and the Company's average yield for the years ended December 31, 1999, 1998 and 1997. The yields are not shown on a fully taxable basis.

Average Balance Sheet, Interest Income and Expense, and Average Interest Rates

                                                                                 For the Years ended
                                                  ----------------------------------------------------------------------------------
                                                             December 31, 1999                          December 31, 1998
                                                  ---------------------------------------    ---------------------------------------
                                                  Average       Interest         Average     Average        Interest       Average
                                                  Balance      Earned/Paid     Yield/Rate    Balance      Earned/Paid     Yield/Rate
                                                  -------      -----------     ----------    -------      -----------     ----------
                                                                                (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities..........................    $137,983       $ 8,094       5.87%       $126,719          $ 7,348         5.80%
Due from banks - interest-bearing..............      13,121           762       5.82%          9,917              578         5.83%
Federal funds sold.............................      11,900           612       5.14%         11,524              605         5.25%
Loans(1).......................................     298,278        25,096       8.41%        183,676           16,335         8.89%
                                                   --------       -------                   --------          -------
    Total earning assets.......................     461,282        34,564       7.49%        331,836           24,866         7.49%
Less: Allowance for possible loan losses.......      (4,409)           --                     (3,078)              --
    Unearned income-- loans....................      (1,264)           --                       (630)              --
All other assets...............................      57,175            --                     26,753               --
                                                   --------       -------                   --------          -------
    Total assets...............................    $512,784       $34,564                   $354,881          $24,866
                                                   ========       =======                   ========          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits........    $123,776       $ 2,725      (2)20%       $ 83,645          $ 1,766        (2)11%
  Time deposits................................     207,460        10,651       5.13%        127,477            7,253         5.69%
  Federal funds and short-term borrowings(2)...      28,938         1,464       5.06%         13,521              633         4.68%
  Trust preferred securities...................      23,000         2,300      10.00%         23,669            2,357         9.96%
                                                   --------       -------                   --------          -------
            Total interest-bearing liabilities.     383,174        17,140       4.47%        248,312           12,009         4.84%
Non interest-bearing deposits..................      88,003            --                     71,010               --
Other liabilities..............................       6,777            --                      5,748               --
Shareholders' equity...........................      34,830            --                     29,811               --
                                                   --------       -------                   --------          -------
     Total liabilities and
        shareholders' equity...................    $512,784       $17,140                   $354,881          $12,009
                                                   ========       =======                   ========          =======
NET INTEREST INCOME  ..........................                   $17,424                                     $12,857
                                                                  =======                                     =======

NET INTEREST MARGIN............................                                 3.78%                                         3.87%
                                                                               =====                                          ====

                                                              For the Years ended
                                                     ----------------------------------------
                                                               December 31, 1997
                                                     ----------------------------------------
                                                     Average        Interest        Average
                                                     Balance      Earned/Paid      Yield/Rate
                                                     -------      -----------      ----------
                                                             (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities............................    $102,021        $ 6,241           6.12%
Due from banks - interest-bearing................       5,052            267           5.29%
Federal funds sold...............................       7,676            415           5.41%
Loans(1).........................................     149,024         13,625           9.14%
                                                     --------        -------
    Total earning assets.........................     263,773         20,548           7.79%
Less: Allowance for possible loan losses.........      (2,644)            --
    Unearned income-- loans......................        (341)            --
All other assets.................................      22,229             --
                                                     --------        -------
    Total assets.................................    $283,017        $20,548
                                                     ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits..........     $76,466        $ 1,689           2.21%
  Time deposits..................................      92,435          5,128           5.55%
  Federal funds and short-term borrowings(2).....       7,507            366           4.88%
  Trust preferred securities.....................      18,721          1,765           9.43%
                                                     --------        -------
            Total interest-bearing liabilities...     195,129          8,948           4.59%
Non interest-bearing deposits....................      60,481             --
Other liabilities................................       3,382             --
Shareholders' equity.............................      24,025             --
                                                     --------        -------
     Total liabilities and
        shareholders' equity.....................    $283,017        $ 8,948
                                                     ========        =======
NET INTEREST INCOME  ............................                    $11,600
                                                                     =======

NET INTEREST MARGIN..............................                                      4.40%
                                                                                       =====

      (1) Average balance includes nonperforming loans.
      (2) Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase.

Net Interest Income

      Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Net interest income is the largest source of the Company's operating income. In 1999, net interest income increased by $4.6 million or 36% compared to 1998. Interest and fee income on loans during 1999 increased by $8.8 million or 54% over the comparable period in 1998 as a result of an increase of 62% in average total loans. The average yield on loans decreased to 8.41% in 1999 compared to 8.89% in 1998 as a result of repricing of loans at prevailing rates. Loans represent 65% and 55% of average earning assets in 1999 and 1998, respectively. Income earned on investment securities during 1999 increased by $746,000, or 10% compared to the same period in 1998. The increase was primarily due to a 9% increase in average investments for the year ended December 31, 1999 over 1998. The average yield on securities was 5.87% for the year ended December 31, 1999, compared to 5.80% for the same period in the prior year. Investments represent 30% and 38% at 1999 and 1998, respectively, of average earning assets. Interest income on federal funds sold and deposits with banks during 1999 increased by $191,000, or 16% compared to 1998 as a result of a $3.6 million, or 17%, increase in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represent 5% and 7% of average earning assets at 1999 and 1998, respectively.

      In 1998, net interest income increased by $4.3 million or 21% compared to 1997. Interest and fee income on loans during 1999 increased by $2.7 million or 20% over the comparable period in 1997 as a result of an increase of 23% in average total loans. The average yield on loans decreased to 8.89% in 1998 from 9.14% in 1997 as a result of repricing of loans at the prevailing rates. Income earned on investment securities during 1998 increased by $1.1 million, or 18% compared to 1997. The increase was primarily due to a 24% increase in average investments for the year ended December 31, 1998 over 1997. The average yield on securities was 5.80% for the year ended December 31, 1998 compared to 6.12% for the prior year; the decline was due to general market conditions. Interest income on federal funds sold and deposits with banks during 1998 increased by $501,000 or 73% compared to the same period in the prior year as a result of a $8.7 million, or 68%, increase in average federal funds sold and deposits with banks due to the purchase of $13.1 million of interest-bearing deposits.

      Interest expense for the year ended December 31, 1999, increased by $5.1 million or 43% from the level of interest expense for 1998. $4.4 million of the total increase was related to the increase in interest expense on deposits, $831,000 was related to the increase in interest expense on short-term borrowings, coupled with a decline of $57,000 related to interest expense on long-term borrowings, coupled with a 37 basis point decrease in the average rate paid. The increase in total interest expense was related to the increase in average interest-bearing liabilities of $134.9 million or 54%.

      Interest expense for the year ended December 31, 1998, increased by $3.1 million or 34% from the level of interest expense for 1997. $2.2 million of the total increase in interest expense was related to the increase in interest expense on deposits, $592,000 was related to the increase in interest expense on long-term borrowings, and the remaining $267,000 was related to the increase in interest expense on short-term borrowings. The increase in total interest expense was related to the increase in average interest-bearing liabilities of $53.0 million or 27% primarily due to a $23.0 million increase in the 10% Trust Preferred Securities in May 1997, offset to some extent by the decrease in 8.5% Subordinated Debentures effective November 1, 1997.

      Average interest-bearing deposits comprised 86%, 85% and 87% of Company total funding sources in 1999, 1998 and 1997, respectively, with the balance comprised of short- and long-term funding.

      The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 3.78%, 3.87% and 4.40% for the years ended December 31, 1999, 1998 and 1997, respectively.

Rate/Volume Analysis

      The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the years ended December 31, 1999 and 1998 compared to the prior years. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes which are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.

                                                   Full Year 1999                Full Year 1998
                                             Compared to Full Year 1998    Compared to Full Year 1997
                                                  Increase(Decrease)           Increase (Decrease)
                                            Volume      Rate        Net    Volume      Rate        Net
                                            -------   -------    -------   -------   -------    -------
                                                                (In Thousands)
Interest Earned On:
  Loans                                     $ 9,636   $  (875)   $ 8,761   $ 3,078   $  (368)   $ 2,710
  Investment securities                         663        83        746     1,435      (328)     1,107
  Other earning assets                          205       (14)       191       486        15        501
                                            -------   -------    -------   -------   -------    -------
    Total earning assets                    $10,504   $  (806)   $ 9,698   $ 4,999   $  (681)   $ 4,318
                                            =======   =======    =======   =======   =======    =======
Interest Paid On:
  Savings and interest-bearing deposits $       883   $    76    $   959   $   152   $   (75)   $    77
  Time deposits                               4,090      (692)     3,398     1,995       130      2,125
  Borrowings (1)                              1,069      (295)       774       880       (21)       859
                                            -------   -------    -------   -------   -------    -------
    Total interest-bearing liabilities $      6,042   $  (911)   $ 5,131   $ 3,027   $    34    $ 3,061
                                            =======   =======    =======   =======   =======    =======

      (1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase, and trust preferred securities.

Provision for Possible Loan Losses

      The Company recorded a provision for possible loan losses of $885,000 in 1999 compared with $520,000 in 1998 and $485,000 on 1997. Management of each Bank Subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

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

Other Income

      Total non-interest income continues to represent a considerable source of income for the Company. In 1999 such non- interest income totaled $7.3 million, an increase of $2.6 million or 56% over 1998. Non-interest income for 1999 included $2.2 million in realized gains on sale of investment securities available-for-sale, an increase of $1.1 million over 1998. All other income includes $567,000 from fees and sales of lease financing, $480,000 from bank-owned life insurance and $207,000 from rental income. Service charges on deposit accounts increased by $211,000 over 1998 and other commissions and fees increased by $357,000. The majority of the increase in service charges on deposit accounts is attributable to the increase in deposit- related services during 1999. The increase in realized gain on sale of investment securities available-for-sale resulted from sale of $16.4 million of securities.

      Total non-interest income for the year ended December 31, 1998 was $4.7 million, an increase of $1.9 million or 69% compared to 1997. The $1.9 million net increase was the result of significant fluctuations within the major components of other income. Of the net increase in 1998, service charges on deposit accounts increased by $280,000, other commissions and fees increased by $298,000, realized gain on sale of securities available-for-sale increased by $867,000, and all other income increased $456,000 over 1997. The majority of the increase in service charges on deposit accounts is attributable to the increase in deposit-related services during 1998. The increase in realized gain on sale of securities available-for-sale resulted from sale of $6.9 million of available-for-sale securities during 1998.

Other Expenses

      Total other expenses increased by $5.8 million for the year ended December 31, 1999 over 1998. Of the total increase, $2.9 million is attributable to increases in salaries and employee benefits as a direct result of the acquisition of First Savings coupled with severance and bonuses paid out to certain key employees of First Savings. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $540,000. Regulatory, professional and other fees increased by $899,000. Computer services, office expenses and other operating expenses increased by $194,000, $447,000 and $347,000, respectively. The majority of these increases are attributable to the acquisition of First Savings and the balance is due to the overall growth of the Company. Amortization of intangibles increased by $500,000 over 1998. This increase reflect the amortization of goodwill resulting from the acquisition of First Savings.

      Total non-interest expenses increased by $1.7 million for the year ended December 31, 1998 over 1997. The $1.7 million net increase was a result of fluctuations within the components of other expenses. More specifically, salaries and employee benefits increased by $962,000 or 20% as a result of an increase in number of employees and general salary increases coupled with an increase in employee benefits. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $244,000 or 11% primarily due to the addition of office space and equipment. Regulatory, professional and other fees, and office expenses in 1998 both decreased from 1997 by $80,000 or 11% and $25,000 or 4%, respectively. Other real estate operating expense increased by $101,000 or 168% due to an increase in ORE properties owned. Computer services expenses increased by $26,000 or 16%. All other operating expenses increased by $439,000 or 33%. The primary reason for the increase in such expenses is the growth of the Bank Subsidiaries.

Income Taxes

      The Company recorded income tax provisions of $2.3 million, $2.0 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in income tax provision are attributable to increased earnings for each of the years over the prior year.

Financial Condition

      At December 31, 1999, the Company's total assets were $567.4 million, an increase of $195.1 million or 52% over the amount reported at December 31, 1998. Gross loans increased by $140.8 million. The increase in loans was a direct result of the acquisition of First Savings coupled with increased loan demand. Investment securities increased by $39.6 million, while interest-bearing due from banks and federal funds sold decreased by $4.9 million and $3.5 million. These declines were related to the maturities of such assets and the proceeds were subsequently used to meet the loan demand.

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

Investment Securities

      Investment securities at December 31, 1999 increased by $39.6 million or 35% over the amount reported at December 31, 1998. The increase was a result of investment securities totaling $57.0 million acquired in the acquisition of First Savings coupled with the maturity and sale of $63.2 million and purchases of $47.9 million. Investment securities at December 31, 1998 decreased by $15.2 million or 12% over the amount reported at December 31, 1997. The decrease was a result of investment securities either maturing or being sold. The proceeds were partly used in funding the increase in interest-bearing due from banks. The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 1999, 1998 and 1997.

                                                            December 31,
                                   ---------------------------------------------------------------
                                          1999                  1998                  1997
                                   -------------------   -------------------  --------------------
                                                          (In Thousands)
                                   Amortized    Fair     Amortized   Fair     Amortized    Fair
                                     Cost      Value       Cost      Value       Cost      Value
                                   --------   --------   --------   --------   --------   --------
Available-for-sale

U.S. Treasury and U.S.
 Government agencies securities    $ 63,851   $ 62,443   $ 16,370   $ 16,638   $ 33,590   $ 33,884
State and political subdivisions      7,957      7,790        934        934        558        558
Other debt and equity securities     13,790     14,347     18,159     21,564     13,410     16,244
Mortgage-backed securities           58,583     57,656     54,576     54,661     40,599     40,565
                                   --------   --------   --------   --------   --------   --------
   Total available-for-sale        $144,181   $142,236   $ 90,039   $ 93,797   $ 88,157   $ 91,251
                                   --------   --------   --------   --------   --------   --------
Held-to-maturity

U.S. Treasury and  U.S.
 Government agencies securities    $  4,500   $  4,088   $  5,899   $  5,576   $ 14,822   $ 14,519
State and political subdivisions        872        871        898        902      1,390      1,391
Mortgage-backed securities            3,583      3,546     11,007     11,076     19,313     19,302
                                   --------   --------   --------   --------   --------   --------
   Total held-to-maturity          $  8,955   $  8,505   $ 17,804   $ 17,554   $ 35,525   $ 35,212
                                   --------   --------   --------   --------   --------   --------
   Total investment securities .   $153,136   $150,741   $107,843   $111,351   $123,682   $126,463
                                   ========   ========   ========   ========   ========   ========

      During 1999, the Company realized net gains of $2.2 million through the sale of $16.4 million of investment securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 1999 is accumulated other comprehensive loss in the amount of $1.1 million, a decrease of $3.4 million or 151% over the end of 1998. In 1998, the Company realized net gains of $1.1 million through the sale of $6.9 million of investment securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 1998 is accumulated other comprehensive income in the amount of $2.3 million, an increase of $385,000 or 21% over the end of 1997. The Company has no investment securities held for trading purposes.

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

      The following table shows the average yields, amortized cost and fair values of the Company's investment securities by maturity.

                                                        December 31, 1999
                                              -------------------------------------
                                              Average       Amortized         Fair
                                               Yield          Cost            Value
                                               -----          ----            -----
                                                      (Dollars in Thousands)
Available-for-sale
Due in one year or less....................    5.05%        $  9,852        $  9,793
Due after one year through 5 years.........    6.30%          36,693          36,254
Due after five years through 10 years......    5.81%           5,589           5,426
Due after ten years........................    5.54%          19,674          18,760
Mortgage-backed securities.................    6.02%          58,583          57,656
Other debt and equity securities...........      n/a          13,790          14,347
                                                            --------        --------
   Total available-for-sale................                 $144,181        $142,236
                                                            ========        ========
Held-to-maturity
Due in one year or less....................    4.44%        $  4,184        $  4,172
Due after one year through 5 years.........    4.22%             188             187
Due after five years through 10 years......    2.49%           1,000             600
Mortgage-backed securities.................    6.82%           3,583           3,546
                                                            --------        --------
  Total held-to-maturity...................      n/a        $  8,955        $  8,505
                                                            ========        ========
  Total investment securities..............                 $153,136        $150,741
                                                            ========        ========

Loan Portfolio

      The Company's gross loan portfolio at December 31, 1999 totaled $346.9 million, an increase of $140.8 million or 68% compared to the amount reported at December 31, 1998. Of the total increase in 1999, $109.0 million were acquired through the acquisition of First Savings and the balance was due to internal growth. At December 31, 1998, the gross loan portfolio totaled $206.1 million, an increase of $44.9 million or 28% compared to the amount reported at December 31, 1997. This increase was primarily due to increased loan demand. The Company's gross loan portfolio increased $23.8 million to $161.2 million at December 31, 1997 compared to the amount reported at December 31, 1996. The following table summarizes the components of the gross loan portfolio at the dates indicated.

                                                                                         December 31,
                                                              -----------------------------------------------------------------
                                                                1999           1998          1997           1996          1995
                                                              --------       --------     --------       --------      --------
                                                                                      (In Thousands)
Loans secured by one- to - four-family residential
  properties ...........................................      $154,822      $  66,485    $  45,700      $  43,100     $  43,328
Loans secured by nonresidential properties..............       140,200        100,687       81,064         58,106        51,133
Loans to individuals....................................         9,405         10,609       10,549          9,997         8,661
Loans to depository institutions........................             -              -            -              -         4,600
Commercial loans........................................        30,702         21,107       16,847         14,106        14,823
Construction loans......................................        10,024          5,163        5,784          5,534         4,292
Other loans.............................................         1,782          2,069        1,305          6,567         4,905
                                                              --------       --------     --------       --------      --------
     Total gross loans..................................      $346,935       $206,120     $161,249       $137,410      $131,742
                                                              ========       ========     ========       ========      ========

      The following table sets forth the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 1999. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

                                                                  December 31, 1999
                                                     -----------------------------------------
                                                      Within     1 - 5      Over 5
                                                      1 year     Years       Years     Total
                                                     --------   --------   --------   --------
                                                                  (In Thousands)
Loans with predetermined interest rates:
Loans secured by nonresidential properties ........  $  5,121   $ 40,229   $ 10,372   $ 55,722
Commercial loans ..................................     1,606      9,855      1,212     12,673
Construction loans ................................       620        391        223      1,234
                                                     --------   --------   --------   --------
     Total loans with predetermined interest rates   $  7,347   $ 50,475   $ 11,807   $ 69,629
Loans with floating interest rates:
Loans secured by nonresidential properties ........     8,335     13,403     61,740     84,478
Commercial loans ..................................    13,478      2,335      2,216     18,029
Construction loans ................................     5,508      3,593        689      8,790
                                                     --------   --------   --------   --------
     Total loans with floating interest rates .....  $ 27,321   $ 19,331   $ 64,645   $111,297
                                                     --------   --------   --------   --------
         Total gross loans ........................  $ 34,668   $ 69,806   $ 76,452   $180,926
                                                     ========   ========   ========   ========

      At the date indicated in the foregoing loan table, no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.

Asset Quality

      Various degrees of risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. The senior lending officers of BCB, GFB and RCB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these procedures. Nonperforming assets include past due, nonaccrual and renegotiated and other real estate loans. Since lending is concentrated within the local market area, nonperforming loans were also made primarily to customers operating in the area. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors which tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions which reduce the demand for credit among qualified borrowers, are also important determinants of the risk inherent in lending.

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

      The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated.

                                                                              December 31,
                                                             ----------------------------------------------
                                                              1999      1998      1997      1996      1995
                                                             ------    ------    ------    ------    ------
                                                                          (Dollars in Thousands)
Nonaccruing loans .........................................  $1,678    $1,657    $1,741    $1,033    $1,422
Renegotiated loans ........................................     606       416       521       726       517
                                                             ------    ------    ------    ------    ------
   Total nonperforming loans ..............................   2,284     2,073     2,262     1,759     1,939
Loans past due 90 days and accruing .......................     248       461       135       876     1,125
Other real estate .........................................     467       495       373     1,834     2,070
                                                             ------    ------    ------    ------    ------
   Total nonperforming assets .............................  $2,999    $3,029    $2,770    $4,469    $5,134
                                                             ======    ======    ======    ======    ======
Nonperforming loans to total gross loans ..................     .66%     1.01%     1.40%     1.28%     1.47%
Nonperforming assets to total gross loans and other
    real estate owned .....................................     .86%     1.47%     1.71%     3.21%     3.84%
Nonperforming assets to total assets ......................     .53%      .81%      .86%     1.74%     2.03%
Allowance for possible loan losses to nonperforming loans .  216.86%   170.04%   120.73%   144.40%   120.27%

      Nonperforming loans increased by $211,000 at December 31, 1999 compared to December 31, 1998. The increase is primarily due to the reclassification of certain loans from current loans to either nonaccruing or renegotiated status. Nonperforming loans decreased by $189,000 at December 31, 1998 compared to December 31, 1997. The decrease is primarily due to the reclassification of certain loans from nonaccruing or renegotiated status to current loans. If the nonaccruing loans in 1999, 1998 and 1997 had continued to pay interest, interest income during the same years would have increased by $60,000, $138,000 and $291,000, respectively.

      Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans where there is a doubt as to whether the borrowers will comply with the original loan repayment terms and allocates specific reserves against them. At December 31, 1999 and 1998, such loans totaled $8.3 million and $5.3 million with an allowance of $1.0 million and $664,000, respectively, specifically allocated to them.

      Foreign Loans. The Company has no foreign loans or any other foreign exposure.

Allowance for Possible Loan Losses

      At December 31, 1999, the allowance for possible loan losses was $4.9 million as compared to $3.5 million at December 31, 1998, an increase of $1.4 million of which $624,000 arose from the acquisition of First Savings. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, there are adequate reserves allotted. The level of the allowance is based on the ongoing evaluation by management of the respective Bank Subsidiaries of potential losses in the loan portfolio. Such evaluation includes consideration of the current financial status and credit standing of borrowers, prior loss experiences, results of periodic regulatory examinations, comments and recommendations of the Company's independent accountants, and management's judgment as to prevailing and anticipated real estate values and other economic conditions in the Bank Subsidiaries' market areas. Since future events that may affect these financial conditions are unpredictable, there is uncertainty as to the final outcome of the Bank Subsidiaries' loans and nonperforming assets.

      The following table represents transactions affecting the allowance for possible loan losses for the periods indicated.

                                                                        Years ended December 31,
                                                         -------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                         -------     -------     -------     -------     -------
                                                                          (Dollars in Thousands)
Balance at beginning of year ...........................  $ 3,525     $ 2,731     $ 2,540     $ 2,332     $ 1,824
Charge-offs:
  Commercial ...........................................     (102)         (5)       (356)        (21)       (589)
  Real estate - mortgages ..............................       --         (31)         --        (281)       (364)
  Installment loans to individuals .....................      (45)        (34)         (9)        (63)        (82)
  Credit cards and related plans .......................      (59)        (53)        (42)         --          --
                                                          -------     -------     -------     -------     -------
                                                             (206)       (123)       (407)       (365)     (1,035)
                                                          -------     -------     -------     -------     -------
Recoveries:
  Commercial ...........................................       59         376         104         124          87
  Real estate - mortgages ..............................       50          11           7           9          --
  Installment loans to individuals .....................        4           5           1           9           3
  Credit cards and related plans .......................       12           5           1          --          --
                                                          -------     -------     -------     -------     -------
                                                              125         397         113         142          90
                                                          -------     -------     -------     -------     -------
Net recoveries (charge-offs) ...........................      (81)        273        (294)       (223)       (945)
Provision for possible loan losses .....................      885         520         485         440         414
Adjustment (1) .........................................      624          --          --          (9)      1,039
                                                          -------     -------     -------     -------     -------
Balance at end of year .................................  $ 4,953     $ 3,525     $ 2,731     $ 2,540     $ 2,332
                                                          =======     =======     =======     =======     =======
Ratio of net recoveries (charge-offs) during the period
  to average loans outstanding during the period .......     (.03%)       .15%       (.20%)      (.16%)      (.79%)

      (1) Allowances for possible loan losses acquired from First Savings in 1999 and Family First in 1995

Allocation of the Allowance for Possible Loan Losses

      The following table sets forth the allocation of the allowance for loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                   At December 31,
                                -----------------------------------------------------------------------------------
                                            1999                         1998                        1997
                                -------------------------    -------------------------    -------------------------
                                                     % of                         % of                         % of
                                                    Loans                        Loans                        Loans
                                                       to                           to                           to
                                              % of  Total                  % of  Total                  % of  Total
                                Amount   Allowance  Loans    Amount   Allowance  Loans    Amount   Allowance  Loans
                                ------   ---------  -----    ------   ---------  -----    ------   ---------  -----
                                                              (Dollars in Thousands)
Balance at end of
 period allocable to:

Commercial and non-
    residential properties .    $1,558       32%       49%   $1,467       43%       59%   $1,077       39%       60%
Construction                       115        2         3        49        1         2        47        2         4
Loans secured by 1-4 families    2,183       44        45       919       26        34       898       33        29
Loans  to  individuals             264        5         3       369       10         5       280       10         7
Unallocated reserves               833       17        --       721       20        --       429       16        --
                                ------   ------    ------    ------   ------    ------    ------   ------    ------
Total allowance for
    possible loan losses        $4,953      100%      100%   $3,525      100%      100%   $2,731      100%      100%
                                ======   ======    ======    ======   ======    ======    ======   ======    ======

                                                    At December 31,
                                -----------------------------------------------------
                                           1996                        1995
                                ------------------------    -------------------------
                                                    % of                         % of
                                                   Loans                        Loans
                                                      to                           to
                                             % of  Total                  % of  Total
                                Amount  Allowance  Loans    Amount   Allowance  Loans
                                ------  ---------  -----    ------   ---------  -----
                                               (Dollars in Thousands)
Balance at end of
 period allocable to:

Commercial and non-
    residential properties .    $  859      34%       53%   $1,256       54%       53%
Construction                        --      --         4        --       --         3
Loans secured by 1-4 families      670      26        31       662       28        33
Loans  to  individuals             206       8        12       296       13        11
Unallocated reserves               805      32        --       118        5        --
                                ------  ------    ------    ------   ------    ------
Total allowance for
    possible loan losses        $2,540     100%      100%   $2,332      100%      100%
                                ======  ======    ======    ======   ======    ======

Other Real Estate

      As of December 31, 1999, other real estate totaled $467,000, a decrease of $28,000 or 6% compared to December 31, 1998. The net decrease was primarily due to sale of foreclosed properties. The $467,000 includes collateral acquired through foreclosure of loans, stated at the lower of the loan value or fair market value less estimated cost to sell. Management is actively seeking repayment through sale of the underlying collateral.

Deposits

      As of December 31, 1999, total deposits were $460.6 million, an increase of $167.2 million or 57% over total deposits at December 31, 1998. This net increase results from acquiring $172.3 million in deposits through the acquisition of First Savings offset in part by a decrease of $5.1 million primarily due to maturity runoff. Average deposits for 1999 were $419.3 million, or 49% higher than for 1998. As of December 31, 1998, total deposits were $293.4 million, an increase of $35.8 million or 14% over total deposits at December 31, 1997. Average deposits for 1998 were $52.8 million higher than average deposits for 1997. The following table summarizes the average yield/rate of the components of average deposit liabilities for the years indicated.

                                                                               Years ended December 31,
                                                  -------------------------------------------------------------------------------
                                                                  Average                    Average                     Average
                                                    1999         Yield/Rate       1998      Yield/Rate       1997      Yield/Rate
                                                    ----         ----------       ----      ----------       ----      ----------
                                                                                (Dollars in Thousands)
Non interest-bearing ...........................  $ 88,003               --     $ 71,010            --     $ 60,481            --
Savings and interest-bearing ...................   123,776             2.20%      83,645          2.11%      76,466          2.21%
Time ...........................................   207,460             5.13      127,477          5.69       92,435          5.55
                                                  --------         --------     --------      --------     --------      --------
                                                  $419,239             3.19%    $282,132          3.20%    $229,382          2.97%
                                                  ========         ========     ========      ========     ========      ========

Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.

                                                                   At December
                                                                    31, 1999
                                                                   ---------
                                                                 (In Thousands)
Three months or less.............................................   $16,770
Over three months through six  months............................     6,876
Over six months through twelve months............................    11.156
Over twelve months...............................................     2,350
                                                                    -------
                                                                    $37,152
                                                                    =======

Short-Term Borrowings

      As of December 31, 1999, federal funds purchased and securities sold under agreements to repurchase were $16.4 million. Short-term borrowings include various other borrowings which generally have maturities of less than one year. The details of these categories are presented below (in thousands):

                                                            Years ended December 31,
                                                         -----------------------------
                                                           1999        1998       1997
                                                         --------   --------   -------
Securities sold under repurchase agreements and
  federal funds purchased
    Balance at year-end..............................    $16,403    $ 7,103     $6,338
    Average during the year..........................     13,316     10,164      7,507
    Maximum month-end balance........................     20,466     12,843      8,670
    Weighted average rate during the year............      4.90%      4.49%      4.88%
    Rate at December 31..............................      6.34%      5.82%      5.00%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      On May 21, 1997, the Company, through the Trust, sold 920,000 Trust Preferred Securities at a price of $25 per share, for a total of $23.0 million. The Preferred Securities have an annual dividend rate of 10% payable quarterly. The Trust Preferred Securities which are treated as Junior Subordinated Debentures on the Company's books, currently qualify for Tier I capital treatment. The Trust Preferred Securities do not have a maturity date and are callable by the Company on or about June 1, 2002, or earlier if certain contingencies arise. The Debentures mature in the year 2027, at which time the Trust Preferred Securities must be redeemed.

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

      The Company had a negative one-year gap position with respect to its exposure to interest rate risk at December 31, 1999. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and the spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

    The following table summarizes, as of December 31, 1999, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                            Due within      Four to     One to        Two to          Over
                                                 Three       Twelve        Two          Five          Five                     Fair
                                                Months       Months      Years         Years         Years        Total       Value
                                           -----------      -------     ------        ------     ---------    ---------   ---------
                                                                        (Dollars in Thousands)
Rate-sensitive assets:
 Investment securities.................$      $ 32,089     $ 30,908   $ 24,308      $ 38,395      $ 25,491     $151,191    $150,741
                                    Rate         6.23%        5.78%      6.10%         6.20%         6.30%        6.11%
 Federal funds sold and deposits
   from banks..........................$         3,697        8,079      1,249            --            --       13,025      13,025
                                    Rate         5.90%        6.08%      5.99%            --            --        5.99%
Total loans net of unearned income.....$        69,289       33,861     42,212       112,276        87,878      345,516     341,114
                                    Rate         8.65%        8.34%      7.81%         8.12%         7.23%        7.96%
                                              --------     --------   --------      --------      --------     --------    --------
     Total rate-sensitive assets........      $105,075     $ 72,848   $ 67,769      $150,671      $113,369     $509,732    $504,880
                                              ========     ========   ========      ========      ========     ========    ========
Rate-sensitive liabilities:
Interest-bearing demand deposits.......$      $ 22,239    $   6,414   $ 13,694      $ 20,852       $ 7,157     $ 70,356     $70,356
                                    Rate         1.81%        1.81%      1.81%         1.81%         1.81%        1.81%
Savings deposits.......................$        18,029          216      9,162        21,195        12,033       60,635      60,635
                                    Rate         2.64%        2.64%      2.64%         2.64%         2.64%        2.64%
Time deposits..........................$        47,996      156,161     25,081         6,435             2      235,675     236,205
                                    Rate         4.54%        5.20%      5.13%         5.25%         4.80%        5.16%
Total borrowings (1)...................$        13,957           --      5,000        17,712        25,755       62,424      64,632
                                    Rate         5.01%           --       5.01%         5.01%         7.51%        6.03%
                                              --------     --------   --------      --------      --------     --------    --------
     Total rate-sensitive liabilities...      $102,221     $162,791   $ 52,937      $ 66,194      $ 44,947     $429,090    $431,828
                                              ========     ========   ========      ========      ========     ========    ========

Interest rate-sensitivity gap...........         2,854     (89,943)     14,832        84,477        68,422       80,642
Interest rate-sensitivity gap as a
 percentage of total rate-sensitive
 assets.................................         0.56%     (17.65%)      2.91%        16.57%        13.42%
Cumulative interest rate-sensitivity
 gap....................................         2,854     (87,089)   (72,257)        12,220        80,642
                                              ========     ========   ========      ========      ========
Cumulative interest rate-sensitivity
  gap as a percentage of total
  rate-sensitive assets.................        0.56%     (17.09%)   (14.18%)         2.40%        15.82%

(1) Includes FHLB advances, Federal funds purchased, securities sold under agreements to repurchase and trust preferred securities

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

      Sources of liquidity at December 31, 1999 totaled $181.1 million or 32% of total assets, consisting of investment securities of $151.2 million and $29.9 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity sources at December 31, 1998, were $150.8 million or 40% of total assets, consisting of investment securities in the amount of $111.6 million and cash and cash equivalents and interest-bearing due from banks in the amount of $39.2 million.

Capital Resources

      The Company's primary regulator, the Federal Reserve (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 1999, the minimum Tier I and the combined Tier I and Tier II capital ratios required by the Federal Reserve Board for capital adequacy purposes were 4% and 8%, respectively.

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

      The following table presents the risk-based and leverage capital ratios for the Company, GFB, BCB, and RCB respectively, as of December 31, 1999 and 1998.

                                                                                                                 To Be Well
                                                                                                          Capitalized Under Prompt
                                                                                     For Capital              Corrective Action
                                                       Actual                     Adequacy Purposes              Provisions
                                             -----------------------          ------------------------    ------------------------
                                              Amount           Ratio           Amount           Ratio        Amount        Ratio
                                              ------           -----           ------           -----        ------        -----
                                                                               (Dollars in Thousands)
As of December 31, 1999
  Total capital (to risk-weighted assets)
    Greater Community Bancorp.......         $50,811          13.73%          $29,615            8.00%     $    --            --
    Great Falls Bank................          27,659           11.53           19,184            8.00       23,980          10.00%
    Bergen Commercial Bank .........           9,609           10.02            7,673            8.00        9,592          10.00
    Rock Community Bank.............           4,720           67.03              563            8.00          704          10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp.......          35,497            9.59           14,808            4.00           --             --
    Great Falls Bank................          24,652           10.28            9,592            4.00       14,388           6.00
    Bergen Commercial Bank..........           8,591            8.96            3,837            4.00        5,755           6.00
    Rock Community Bank.............           4,643           65.93              282            4.00          423           6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp.......          35,497            7.18           19,788            4.00           --             --
    Great Falls Bank................          24,652            6.55           15,066            4.00       18,832           5.00
    Bergen Commercial Bank..........           8,591            5.83            5,891            4.00        7,364           5.00
    Rock Community Bank.............           4,643           26.90              690            4.00          863           5.00
As of December 31, 1998
  Total capital (to risk-weighted assets)
    Greater Community Bancorp.......          55,953           21.58           20,746            8.00           --             --
    Great Falls Bank................          16,863           11.11           12,145            8.00       15,181          10.00
    Bergen Commercial Bank..........           8,961           11.74            6,106            8.00        7,633          10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp.......          39,726           15.32           10,373            4.00           --             --
    Great Falls Bank................          14,956           10.45            6,072            4.00        9,108           6.00
    Bergen Commercial Bank..........           8,100           10.61            3,053            4.00        4,579           6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp.......          39,726           11.21           14,015            4.00           --             --
    Great Falls Bank................          14,956            6.48            9,011            4.00       11,265           5.00
    Bergen Commercial Bank..........           8,100            6.96            4,655            4.00        5,818           5.00

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

Item 7a - QUANTITATIVE AND QUALITATIVE MARKET RISK

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 - FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

                                                                                                                 December 31,
                                                                                                         --------------------------
                                                                                                           1999             1998
                                                                                                         ---------        ---------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing ...................................................       $  16,850        $  17,790
FEDERAL FUNDS SOLD ...............................................................................           2,350            5,850
                                                                                                         ---------        ---------
         Total cash and cash equivalents .........................................................          19,200           23,640
DUE FROM BANKS - Interest-bearing ................................................................          10,675           15,544
INVESTMENT SECURITIES - Available-for-sale .......................................................         142,236           93,797
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $8,505 and $17,554 at December 31, 1999 and 1998, respectively) ..............................           8,955           17,804
                                                                                                         ---------        ---------
                                                                                                           151,191          111,601
LOANS ............................................................................................         346,935          206,120
  Allowance for possible loan losses .............................................................          (4,953)          (3,525)
  Unearned income ................................................................................          (1,419)            (830)
                                                                                                         ---------        ---------
         Net loans ...............................................................................         340,563          201,765
PREMISES AND EQUIPMENT, net ......................................................................           7,840            5,251
ACCRUED INTEREST RECEIVABLE ......................................................................           3,825            2,293
BANK OWNED LIFE INSURANCE ........................................................................          10,690            6,540
GOODWILL .........................................................................................          13,128              350
OTHER ASSETS .....................................................................................          10,341            5,461
                                                                                                         ---------        ---------
TOTAL ASSETS .....................................................................................       $ 567,453        $ 372,400
                                                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing ..........................................................................       $  93,968        $  76,346
   Interest-bearing ..............................................................................          70,356           64,987
   Savings .......................................................................................          60,635           32,883
   Time Deposits less than $100 ..................................................................         198,523           88,083
   Time Deposits $100 and over ...................................................................          37,152           31,096
                                                                                                         ---------        ---------
         Total deposits ..........................................................................         460,634          293,395

FHLB ADVANCES ....................................................................................          25,000           10,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ...................................................          16,403            7,103
ACCRUED INTEREST PAYABLE .........................................................................           3,022            2,589
OTHER LIABILITIES ................................................................................           3,992            4,004
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT ............................................................................          23,000           23,000
                                                                                                         ---------        ---------
         Total liabilities .......................................................................         532,051          340,091
                                                                                                         ---------        ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 6,031,994 and
       5,329,566 shares outstanding at December 31, 1999 and 1998, respectively ..................           3,016            2,665
  Additional paid-in capital .....................................................................          31,891           25,460
  Retained earnings ..............................................................................           1,636            1,932
  Accumulated other comprehensive income (loss) ..................................................          (1,141)           2,252
                                                                                                         ---------        ---------
         Total shareholders' equity ..............................................................          35,402           32,309
                                                                                                         ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................................       $ 567,453        $ 372,400
                                                                                                         =========        =========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                           ---------------------------------------
                                                                            1999            1998            1997
                                                                           -------         -------         -------
INTEREST INCOME:
    Loans, including fees .............................................    $25,096         $16,335         $13,625
    Investment securities .............................................      8,094           7,348           6,241
    Federal funds sold and deposits with banks ........................      1,374           1,183             682
                                                                           -------         -------         -------
         Total interest income ........................................     34,564          24,866          20,548

INTEREST EXPENSE:
    Deposits ..........................................................     13,376           9,019           6,817
    Short-term borrowings .............................................      1,464             633             366
    Long-term borrowings ..............................................      2,300           2,357           1,765
                                                                           -------         -------         -------
         Total interest expense .......................................     17,140          12,009           8,948
                                                                           -------         -------         -------

NET INTEREST INCOME ...................................................     17,424          12,857          11,600

PROVISION FOR POSSIBLE LOAN LOSSES ....................................        885             520             485
                                                                           -------         -------         -------
    Net interest income after provision for possible loan losses ......     16,539          12,337          11,115

OTHER INCOME:
    Service charges on deposit accounts ...............................      1,972           1,761           1,481
    Other commission and fees .........................................      1,282             925             627
    Gain on sale of investment securities .............................      2,211           1,083             216
    All other income ..................................................      1,805             887             431
                                                                           -------         -------         -------
         Total other income ...........................................      7,270           4,656           2,755

OTHER EXPENSES:
     Salaries and employee benefits ...................................      8,574           5,703           4,741
     Occupancy and equipment ..........................................      2,923           2,383           2,139
     Regulatory, professional and other fees ..........................      1,553             654             734
     Amortization of intangibles ......................................        608             108             108
     Computer services ................................................        387             193             167
     Office expenses ..................................................        992             545             570
     Other real estate operating expenses .............................        201             161              60
     Other operating expenses .........................................      2,050           1,703           1,256
                                                                           -------         -------         -------
         Total other expenses .........................................     17,288          11,450           9,775
                                                                           -------         -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES ..............................      6,521           5,543           4,095

PROVISION FOR INCOME TAXES ............................................      2,349           2,000           1,495
                                                                           -------         -------         -------

NET INCOME ............................................................    $ 4,172         $ 3,543         $ 2,600
                                                                           =======         =======         =======

Net income per share - basic ..........................................    $  0.71         $  0.64         $  0.57
                                                                           =======         =======         =======

Net income per share - diluted ........................................    $  0.69         $  0.61         $  0.54
                                                                           =======         =======         =======

      The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands)

                                                                                  Retained    Accumulated
                                                 Common Stock     Additiona       Earnings          Other
                                                                     Paid-in  (Accumulated  Comprehensive   Treasury   Comprehensive
                                              Shares    Par Value    Capital       Deficit)  Income (loss      Stock         Income
                                              ------    ---------    -------    --------     ------------      -----         ------
BALANCE, January 1, 1997 ...................    1,892    $  1,892    $ 17,841    $  1,209    $    307       $   (188)

  Net income - 1997 ........................       --          --          --       2,600          --             --
  10% stock dividend .......................      189         189       3,211      (3,400)         --       $  2,600     $  2,600
  Exercise of stock options ................       50          50         400          --          --             --
  Exercise of equity contracts .............      560         560       4,433          --          --             --
  Cash dividends ...........................       --          --          --        (800)         --             --
  Other comprehensive income, net of
    reclassification adjustments and taxes .       --          --          --          --       1,560             --        1,560
                                                                                                                         --------
  Total comprehensive income                                                                                             $  4,160
                                                                                                                         ========
  Purchase of treasury stock ...............       --          --          --          --          --           (156)
  Retirement of treasury stock .............      (44)        (44)       (747)         --          --            344
                                              -------    --------    --------    --------    --------       --------

BALANCE, December 31, 1997 .................    2,647    $  2,647    $ 25,138    $   (391)   $  1,867       $     --
                                              =======    ========    ========    ========    ========       ========

  Net income - 1998 ........................       --          --          --       3,543          --             --     $  3,543
  2 for 1 stock split ......................    2,647          --          --          --          --             --
  Exercise of stock options ................       48          24         438          --          --             --
  Cash dividends ...........................       --          --          --      (1,220)         --             --
  Other comprehensive income, net of
     reclassification adjustments and taxes        --          --          --          --         385             --          385
                                                                                                                         --------
  Total comprehensive income                                                                                             $  3,928
  Purchase of treasury stock ...............       --          --          --          --          --           (122)    ========
  Retirement of treasury stock .............      (12)         (6)       (116)         --          --            122
                                              -------    --------    --------    --------    --------       --------

BALANCE, December 31, 1998 .................    5,330    $  2,665    $ 25,460    $  1,932    $  2,252       $     --
                                              =======    ========    ========    ========    ========       ========

  Net income  - 1999 .......................       --          --          --       4,172          --             --     $  4,172
  5% stock dividend ........................      286         143       2,744      (2,887)         --             --
  Issuance of common stock-private placement      391         196       3,555          --          --             --
  Issuance of common stock - dividend ......      250         250
     reinvestment plan .....................       29          14         232          --          --             --
  Exercise of stock options ................       36          18         299          --          --             --
  Cash dividends ...........................       --          --          --      (1,581)         --         (1,581)
  Other comprehensive loss, net of
     reclassification adjustments and taxes        --          --          --          --      (3,393)            --       (3,393)
                                                                                                                         --------
  Total comprehensive income                                                                                             $    779
                                                                                                                         ========
  Purchase of treasury stock ...............       --          --          --          --          --           (419)
  Retirement of treasury stock .............      (40)        (20)       (399)         --          --            419
                                              -------    --------    --------    --------    --------       --------

BALANCE, December 31, 1999 .................    6,032    $  3,016    $ 31,891    $  1,636    $ (1,141)      $     --
                                              =======    ========    ========    ========    ========       ========

                                                  Total
                                           Shareholders'
                                                 Equity
                                               --------
BALANCE, January 1, 1997 ...................   $ 21,061


  Net income - 1997 ........................      2,600
  10% stock dividend .......................         --
  Exercise of stock options ................        450
  Exercise of equity contracts .............      4,993
  Cash dividends ...........................       (800)
  Other comprehensive income, net of
    reclassification adjustments and taxes .      1,560


  Total comprehensive income


  Purchase of treasury stock ...............       (156)
  Retirement of treasury stock .............       (447)
                                               --------


BALANCE, December 31, 1997 .................   $ 29,261
                                               ========


  Net income - 1998 ........................      3,543
  2 for 1 stock split ......................         --
  Exercise of stock options ................        462
  Cash dividends ...........................     (1,220)
  Other comprehensive income, net of
     reclassification adjustments and taxes         385


  Total comprehensive income


  Purchase of treasury stock ...............       (122)
  Retirement of treasury stock .............         --
                                               --------


BALANCE, December 31, 1998 .................   $ 32,309
                                               ========


  Net income  - 1999 .......................      4,172
  5% stock dividend ........................         --
  Issuance of common stock-private placement      3,751
  Issuance of common stock - dividend ......        250
     reinvestment plan .....................
  Exercise of stock options ................        313
  Cash dividends ...........................     (1,581)
  Other comprehensive loss, net of
     reclassification adjustments and taxes      (3,393)


  Total comprehensive income


  Purchase of treasury stock ...............       (419)
  Retirement of treasury stock .............         --
                                               --------


BALANCE, December 31, 1999 .................   $ 35,402
                                               ========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                                     For the Years Ended
                                                                                                         December 31,
                                                                                               --------------------------------
                                                                                                 1999        1998        1997
                                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................................................   $  4,172    $  3,543    $  2,600
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ..........................................................      2,001       1,201       1,056
    Accretion of discount on securities, net ...............................................         85         125        (127)
    Accretion of discount on debentures ....................................................         --          --          11
    Realization of discount on securities sold .............................................         --          --         (88)
    Gain on sale of securities, net ........................................................     (2,211)     (1,083)       (216)
    Gain on sale of other real estate owned ................................................        (93)         --          --
    Provision for possible loan losses .....................................................        885         520         485
    Deferred income tax benefit ............................................................       (457)       (310)       (233)
    Decrease (increase) in accrued interest receivable .....................................       (207)         83        (243)
    Increase in Bank owned life insurance and other assets .................................     (7,258)     (7,895)     (1,394)
    Increase in accrued interest and other liabilities .....................................      1,014       1,565       1,972
                                                                                               --------    --------    --------
              Net cash (used in) provided by operating activities ..........................     (2,069)     (2,251)      3,823
                                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale investment securities -
      Purchases ............................................................................    (47,256)    (56,752)    (62,411)
      Sales ................................................................................     16,409       6,928      10,986
      Maturities ...........................................................................     37,235      48,568      14,339
   Held-to-maturity investment securities -
      Purchases ............................................................................       (684)    (21,224)     (9,177)
      Maturities ...........................................................................      9,533      38,945      11,079
   Net decrease (increase) in interest-bearing deposits with banks .........................      4,869     (13,182)      2,119
   Net increase in loans ...................................................................    (30,323)    (43,640)    (23,728)
   Capital expenditures ....................................................................     (1,326)     (1,281)     (3,184)
   (Increase) decrease in other real estate ................................................      2,021        (122)      1,549
   Cash paid in purchase transaction, First Savings ........................................    (23,000)         --          --
   Cash of equity acquired, First Savings ..................................................     11,239          --          --
                                                                                               --------    --------    --------
              Net cash used in investing activities ........................................    (21,283)    (41,760)    (58,428)
                                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposit accounts .............................................     (5,099)     35,840      34,313
   Increase in securities sold under agreement to repurchase ...............................      6,854         765       2,179
   Proceeds from long term FHLB advances ...................................................     15,000      10,000          --
   Proceeds from issuance of subordinated debt .............................................         --          --      23,000
   Repayments of  exercise of equity contracts .............................................         --          --         165
   Repayments of redeemable subordinated debentures ........................................         --        (803)         --
   Dividends paid ..........................................................................     (1,581)     (1,220)       (800)
   Proceeds from exercise of stock options .................................................        250         235         450
   Proceeds from the issuance of common stock, net of costs ................................      4,064          --          --
   Purchases of treasury stock .............................................................       (419)       (122)       (156)
   Other, net ..............................................................................       (157)        111           5
                                                                                               --------    --------    --------
              Net cash provided by financing activities ....................................     18,912      44,806      59,156
                                                                                               --------    --------    --------
              Net increase (decrease) in cash and cash equivalents .........................     (4,440)        795       4,551

CASH AND CASH EQUIVALENTS, beginning of period .............................................     23,640      22,845      18,294
                                                                                               --------    --------    --------

CASH AND CASH EQUIVALENTS, end of period ...................................................   $ 19,200    $ 23,640    $ 22,845
                                                                                               ========    ========    ========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Greater Community Bancorp ("the Company"), through its subsidiary banks, Great Falls Bank ("GFB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through twelve full service offices located in Bergen and Passaic counties, New Jersey. Great Falls Investment Company, Inc. is a wholly-owned subsidiary of GFB, and BCB Investment Company, Inc. is a wholly-owned subsidiary of BCB. The primary business of these subsidiaries is to own and manage the investment portfolios of their respective parent banks.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary, engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties. Two warehouse lines funded by GFB and BCB provide funding of leases.

      GCB Realty, L.L.C. ("Realty"), a New Jersey limited liability company located in Totowa, New Jersey, was formed in 1997. The purposes of Realty are to engage in acquiring and managing real estate properties. In July 1997, Realty consummated the purchase of a property for $1.8 million in Bergen County, New Jersey. BCB and HCC are two of the tenants. Four tenants lease space in the building. In July 1998, Realty consummated the purchase of an office building in Lyndhurst, New Jersey for $400,000 which is currently being leased to BCB for one of its banking offices.

      Greater Community Financial, L.L.C. ("GCF"), a wholly-owned New Jersey limited liability company located in Clifton, New Jersey, is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Security Dealers.

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

      The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for possible loan losses and intangible assets. The evaluation of the adequacy of the allowance for possible loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

      Substantially all outstanding goodwill resulted from the acquisition of First Savings Bancorp of Little Falls, Inc. ("First Savings"), a Passaic County institution which had developed a compelling, if not predominant, market position of being the small business bank in Passaic County. As a result of First Savings' market penetration, the Company had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of the First Savings franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

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

FINANCIAL INSTRUMENTS

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No.107 requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, deposits and borrowings.

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

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

      Loans that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unearned loan fees, and an allowance for possible loan losses. The allowance for possible loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance for possible loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by management.

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

GOODWILL

      Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all outstanding goodwill resulted from the acquisition of First Savings in 1999 and is being amortized over 20 years on a straight line basis. Goodwill at December 31, 1999 and 1998, was approximately $13,128,000 and $350,000, respectively. The amortization charged to income was $608,000 for the year ended December 31, 1999 and $108,000 for the years ended December 31, 1998 and 1997.

DEFERRED FINANCING COSTS

      Deferred financing costs related to the issuance of the subordinated debt are being amortized over the life of the instruments and are included in other assets. The unamortized balance at December 31, 1999 and 1998 was $1,125,000 and $1,155,000, respectively.

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

STATEMENTS OF CASH FLOWS

      Cash and cash equivalents are defined as cash on hand, non interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $2.5 million, $1.9 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for interest was $16.7 million, $11.5 million and $8.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $265,000, $209,000 and $201,000, respectively.

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

NET INCOME PER SHARE

      The Company follows the provisions of SFAS No. 128, "Earnings per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares or per share information in the financial statements has been adjusted retroactively for the effect of stock split and stock dividends.

START-UP COST

      Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities," was adopted in 1998. SOP 98-5 requires that costs of start-up activities, as defined, including organization costs, be expensed as incurred. During 1998, the Company expensed $119,000 of costs that would have been previously categorized as start-up costs. The Company did not have any prior start-up cost capitalized.

COMPREHENSIVE INCOME

      On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) are as follows:

                                        December 31, 1999                 December 31, 1998               December 31, 1997
                                   -----------------------------    ----------------------------     ---------------------------
                                   Before         Tax        Net    Before         Tax       Net     Before         Tax      Net
                                      tax   (Expense)     of Tax       tax   (Expense)    of Tax        tax   (Expense)   of Tax
                                   Amount     Benefit     Amount    Amount     Benefit    Amount     Amount     Benefit   Amount
                                  ------- -----------     ------    ------ -----------    ------     ------ -----------   ------
Unrealized gains (losses) on
  investment securities:
  Unrealized holding gains
     (losses) arising during
     period....................  $(3,492)      $1,426   $(2,066)    $1,747      $(712)    $1,035     $2,809    $(1,119)   $1,690
Less reclassification
  adjustment for gains
  (losses) realized in net
  income.......................    2,211        (884)     1,327      1,083       (433)       650        216        (86)      130
                                 -------      ------    -------    -------      -----    -------     ------    -------    ------
Other comprehensive (loss)
income, net....................  $(5,703)     $2,310    $(3,393)   $   644      $(279)   $   385     $2,593    $(1,033)   $1,560
                                 =======      ======    =======    =======      =====    =======     ======    =======    ======

RECLASSIFICATIONS

      Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the classifications used in 1999.

NOTE 2 ACQUISITION

      On April 1, 1999, the Company, GFB and BCB completed the merger with First Savings and its subsidiary bank. Under the terms of the merger, each share of First Savings common stock was purchased for $52.26. This transaction was accounted for under the purchase method of accounting. A total of $23.0 million was paid of which $13.2 million was recorded as goodwill and is being amortized over a 20 year period.

      The unaudited proforma results of operations presented below reflect the Company's operations as though the acquisition of First Savings had taken place at the beginning of the periods presented. The proforma results are not necessarily indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, or what the results of operations will be in the future.

                                                          (In Thousands)
                                                       For the years ended
                                                           December 31,
                                                      1999            1998
                                                    -------         -------
Interest Income ................................    $37,542         $37,251
Interest Expense ...............................     19,369          21,160
Net Interest Income ............................     18,173          16,091
Net Income .....................................      3,937           2,951
Net Income per share - Basic ...................       0.67            0.55
Net Income per share - Diluted .................       0.65            0.53

NOTE 3 INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                                 December 31,
                                   ------------------------------------------------------------------------------------------------
                                                    1999                                               1998
                                   ------------------------------------------------   ---------------------------------------------
                                                    Gross       Gross                                  Gross        Gross
                                   Amortized   Unrealized  Unrealized          Fair   Amortized   Unrealized   Unrealized      Fair
                                        Cost        Gains      Losses         Value        Cost        Gains       Losses     Value
                                  ----------   ----------   --------     ----------     -------      -------       -----    -------
                                                                          (In Thousands)
Available-for-sale
U.S. Treasury and  U.S.
   Government agencies securities  $  63,851      $   104    $(1,512)     $  62,443     $16,370       $  268      $    --   $16,638
State and political
   subdivisions..................      7,957           --       (167)         7,790         934           --           --       934
Other debt and equity
   securities....................     13,790        2,158     (1,601)        14,347      18,159        3,815        (410)    21,564
Mortgage-backed securities:
       FHLMC ....................     25,441           --       (496)        24,945      36,083          109         (47)    36,145
       FNMA......................     22,648           12       (366)        22,294      18,493           81         (58)    18,516
       Other.....................     10,494            3        (80)        10,417          --           --           --         --
                                  ----------   ----------   --------     ----------     -------      -------       -----    -------
                                      58,583           15       (942)        57,656      54,576          190        (105)    54,661
                                  ----------   ----------   --------     ----------     -------      -------       -----    -------
                                    $144,181       $2,277    $(4,222)      $142,236     $90,039       $4,273       $(515)   $93,797
                                  ==========   ==========   ========     ==========     =======      =======       =====    =======
Held-to-maturity
U.S. Treasury and  U.S.
   Government agencies securities $    4,500   $       --   $   (412)    $    4,088    $  5,899     $      2       $(325)   $ 5,576
State and political
   subdivisions..................        872           --         (1)           871         898            4           --       902
Mortgage-backed securities:
       FHLMC ....................      2,505           --        (25)         2,480       7,793           82         (16)     7,859
       FNMA......................      1,078           --        (12)         1,066       3,214           10          (7)     3,217
                                  ----------   ----------   --------     ----------     -------      -------       -----    -------
                                       3,583           --        (37)         3,546      11,007           92         (23)    11,076
                                  ----------   ----------   --------     ----------     -------      -------       -----    -------
                                  $    8,955   $       --   $   (450)    $    8,505     $17,804      $    98       $(348)   $17,554
                                  ==========   ==========   ========     ==========     =======      =======       =====    =======

      The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        December 31, 1999
                                                   Amortized           Fair
                                                        Cost          Value
                                                    --------       --------
                                                         (In Thousands)
Available-for-sale

Due in one year or less ......................      $  9,852       $  9,793
Due after one year through five years ........        36,693         36,254
Due after five years through ten years .......         5,589          5,426
Due after ten years ..........................        19,674         18,760
Mortgage-backed securities ...................        58,583         57,656
Other debt and equity securities .............        13,790         14,347
                                                    --------       --------
                                                    $144,181       $142,236
Held-to-maturity

Due in one year or less ......................         4,184          4,172
Due after one year through five years ........           188            187
Due after five years through ten years .......         1,000            600
Mortgage-backed securities ...................         3,583          3,546
                                                    --------       --------
                                                    $  8,955       $  8,505
                                                    ========       ========

      Proceeds from sales of available-for-sale securities for the years ended December 31, 1999, 1998 and 1997 were $16.4 million, $6.9 million and $11.0 million, respectively. Gross gains of $2.2 million, $1.1 million and $216,000 were realized on these sales for the years ended December 31, 1999, 1998 and 1997, respectively. Gross losses were not significant for the years ended December 31, 1999, 1998 and 1997.

      Securities with a carrying value of $52.9 million and $27.1 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

NOTE 4 LOANS

      Major classifications of loans are as follows:

                                                                                 December 31,
                                                                             -------------------
                                                                                1999       1998
                                                                             --------   --------
                                                                                (In Thousands)
Loans secured by one- to four-family residential properties ..............   $154,822   $ 66,485
Loans secured by nonresidential properties ...............................    140,200    100,687
Loans to individuals .....................................................      9,405     10,609
Commercial loans .........................................................     30,702     21,107
Construction loans .......................................................     10,024      5,163
Other loans ..............................................................      1,782      2,069
                                                                             --------   --------
                                                                             $346,935   $206,120
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

                                                                              December 31,
                                                                              1999     1998
                                                                            ------   ------
                                                                             (In Thousands)
Nonaccrual loans ........................................................   $1,678   $1,657
Renegotiated loans ......................................................      606      416
                                                                            ------   ------
  Total nonperforming loans .............................................   $2,284   $2,073
                                                                            ======   ======

Loans past due 90 days and accruing .....................................   $  248   $  461
                                                                            ======   ======
Gross interest income which would have been recorded under original terms   $   60   $  138
                                                                            ======   ======

      The balance of impaired loans was $1.2 million, $907,000 and $1.3 million at December 31, 1999, 1998 and 1997, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan loss associated with impaired loans was $186,000, $138,000 and $156,000 at December 31, 1999, 1998 and 1997,
respectively. The average recorded investment in impaired loans was $1.1 million, $419,000 and $1.0 million at December 31, 1999, 1998 and 1997, respectively. The income recognized on impaired loans for the years ended December 31, 1999, 1998 and 1997, was $60,000, $44,000 and $19,000,
respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash basis when both the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation. If these factors do not exist, the Bank Subsidiaries will not recognize income.

      The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1999, loans outstanding to these related parties amounted to $13.1 million. During the year ended December 31, 1999, there were new loans to related parties of $6.7 million and repayments of $1.3 million. All such loans are current as to principal and interest payments at December 31, 1999.

NOTE 5 ALLOWANCE FOR POSSIBLE LOAN LOSSES

      An analysis of the allowance for possible loan losses is as follows:

                                                   Years ended December 31,
                                              --------------------------------
                                              1999          1998          1997
                                              ----          ----          ----
                                                       (In Thousands)
Balance at beginning of year .........      $ 3,525       $ 2,731       $ 2,540
Provision charged to operations ......          885           520           485
Charge-offs ..........................         (206)         (123)         (407)
Recoveries ...........................          125           397           113
Acquisition of First Savings .........          624            --            --
                                            -------       -------       -------
Balance at end of year ...............      $ 4,953       $ 3,525       $ 2,731
                                            =======       =======       =======

NOTE 6 PREMISES AND EQUIPMENT

      Premises and equipment consist of the following:

                                                                              December 31,
                                                        Estimated         --------------------
                                                       Useful Lives       1999            1998
                                                      -------------       -----           ----
                                                                    (In Thousands)
Land..............................................       indefinite       $ 1,357        $   809
Buildings and improvements........................    5 to 20 years         4,097          2,323
Furniture, fixtures and equipment.................    3 to 10 years         6,084          4,617
Leasehold improvements............................    3 to 40 years         2,500          2,307
                                                                         --------        -------
                                                                           14,038         10,056
Less accumulated depreciation and amortization....                         (6,198)        (4,805)
                                                                         --------        -------
                                                                         $  7,840        $ 5,251
                                                                         ========        =======

NOTE 7 DEPOSITS

      At December 31, 1999, the schedule of maturities of Certificates of Deposit is as follows (in thousands):

2000............................................          $197,573
2001............................................            31,039
2002 ...........................................             3,680
2003 ...........................................             2,450
2004............................................               933
                                                          --------
                                                          $235,675
                                                          ========

NOTE 8 DEBT

Short-Term Borrowings

      Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transaction. Short-term borrowings consist of various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                     Years ended December 31,
                                                  -----------------------------
                                                          (In Thousands)
                                                   1999       1998       1997
                                                  -------    -------    -------
Securities sold under repurchase agreements and
  federal funds purchased
    Balance at year-end .......................   $16,403    $ 7,103    $ 6,338
    Average during the year ...................    13,316     10,190      7,507
    Maximum month-end balance .................    20,466     12,843      8,670
    Weighted average rate during the year .....      4.90%      4.49%      4.88%
    Rate at December 31 .......................      6.34%      5.82%      5.00%

      HCC maintains a revolving line of credit of $500,000 earning interest at the bank's prime rate plus 50 basis points through April 30, 2000. The amount outstanding at December 31, 1999 was $451,000 and is included in other liabilities.

Federal Home Loan Bank Advances

      The Company has a line of credit for $15.9 million with the Federal Home Loan Bank ("FHLB") which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1999 and 1998 there were no outstanding balances.

      At December 31, 1999, the Company had $25.5 million of advances from the FHLB. These advances are collateralized by certain first mortgage loans. The weighted average interest rate was 5.97%. At December 31, 1999, $5.5 million will mature in 2008 and $20.0 million will mature in 2009.

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      The Company issued $23.0 million of 10.00% of junior subordinated debentures to a Delaware Business Trust (the "Trust"), in which the Company owns all of the common equity. The Trust issued $23.0 million of Preferred Securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in the year 2027. Although the junior subordinated debentures are treated as debt of the Company, they currently qualify as Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company.

Subordinated Debentures and Cancellable Mandatory Stock Purchase Contracts

      The Company issued $5.0 million of 8.5% Redeemable Subordinated Debentures ("Debentures") due November 1, 1998, interest payable quarterly. In addition to the Debentures, the Company issued Cancellable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $5.0 million in common stock at a price of $4.23 per share no later than November 1, 1997, and permitting the purchase of common stock in that amount prior to that date. The purchase price under the Equity Contracts could be paid by the surrender of the Debentures with a principal amount equal to the amount of the common stock to be purchased. During November 1997, all of the outstanding stock purchase contracts which had not previously been exercised were mandatorily exercised at the adjusted price of $4.23 per share. The Company issued 1,178,808 shares (adjusted for subsequent stock dividends and splits) of common stock in connection with these November exercises.

NOTE 9 INCOME TAXES

      The provision for income taxes was as follows:

                                                      Years Ended December 31,
                                                 --------------------------------
                                                  1999         1998         1997
                                                 ------       ------       ------
                                                          (In Thousands)
Federal
   Current ...............................       $2,381       $1,953       $1,512
   Deferred ..............................         (346)        (223)        (198)
State
  Current ................................          425          346          216
  Deferred ...............................         (111)         (76)         (35)
                                                 ------       ------       ------
                                                 $2,349       $2,000       $1,495
                                                 ======       ======       ======

      The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                      Years Ended December 31,
                                                 --------------------------------
                                                  1999         1998         1997
                                                 ------       ------       ------
                                                          (In Thousands)
Tax at statutory rate ....................       $2,221       $1,884       $1,392
Increase (reduction) in tax resulting from:
  Tax-exempt income ......................          (95)        (197)         (46)
  Amortization of intangible assets ......           37           37           36
  State income tax, net of federal benefit          235          181          142
  Other ..................................          (49)          95          (29)
                                                 ------       ------       ------
       Provision for income taxes ........       $2,349       $2,000       $1,495
                                                 ======       ======       ======

      The net deferred tax asset consists of the following:

                                                                                   December 31,
                                                                                ------------------
                                                                                 1999        1998
                                                                                -------    -------
                                                                                  (In Thousands)
Allowance for possible losses on loans and other real estate ................   $ 1,814    $   938
Interest income on nonaccrual loans .........................................       341        310
Depreciation and amortization ...............................................       493        339
Acquired net operating loss carryforward ....................................       151        191
Difference between book and tax basis of assets acquired ....................       333        355
Unrealized holding losses (gains) on investment securities available-for-sale       804     (1,506)
Other .......................................................................      (186)      (139)
                                                                                -------    -------
      Total net deferred tax asset (included in other assets) ...............   $ 3,750    $   488
                                                                                =======    =======

      As a result of the acquisition of First Savings, the Company acquired a net deferred tax asset of $405,000, which includes unrealized holding gains of $90,000, during 1999.

      At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $450,000. This net operating loss carryforward originated from previous acquisitions. Subject to certain yearly limitations, the Company can utilize the preacquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 10 SHAREHOLDERS' EQUITY

      On September 30, 1999, the Company paid a 5% stock dividend on its common stock to shareholders of record on September 15, 1999.

      During 1999, the Company, through a private placement of common stock raised $3.8 million, net of offering costs. The private placement resulted in the issuance of 391,000 shares of the Company's stock at $9.58 per share. The proceeds were used to fund the initial capital of RCB, which opened business on April 27, 1999.

      During 1998, the Company amended its Certificate of Incorporation to increase the number of authorized common shares from 10,000,000 shares with a par value of $1.00 to 20,000,000 shares with a par value of $0.50. In conjunction with this amendment, the Company declared a 2 for 1 stock split where one common share of $1.00 par value stock was exchanged for two common shares of $0.50 par value stock.

      On July 31, 1997, the Company paid a 10% stock dividend on its common stock to shareholders of record on July 15, 1997.

NOTE 11 EARNINGS PER SHARE

      The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                                                     For Year Ended December 31, 1999
                                                               ------------------------------------------
                                                                    Income          Shares      Per Share
                                                                (Numerator)   (Denominator)        Amount
                                                               ------------   ------------   ------------
                                                                (In Thousands, except for per share data)
Basic EPS
Net income available to common stockholders ................   $      4,172          5,885   $       0.71
Effect of Dilutive Securities
Options ....................................................             --            175          (0.02)
                                                               ------------   ------------   ------------
Diluted EPS
Net income available to common stockholders
   plus assumed conversions ................................   $      4,172          6,060   $       0.69
                                                               ============   ============   ============

Options to purchase 25,750 shares of common stock from $10.56 to $11.19 per share were outstanding during 1999. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

                                                                     For Year Ended December 31, 1998
                                                               ------------------------------------------
                                                                    Income          Shares      Per Share
                                                                (Numerator)   (Denominator)        Amount
                                                               ------------   ------------   ------------
Basic EPS
Net income available to common stockholders ................   $      3,543          5,562   $       0.64
Effect of Dilutive Securities
Options ....................................................             --            220          (0.03)
                                                               ------------   ------------   ------------
Diluted EPS
Net income available to common stockholders
   plus assumed conversions ................................   $      3,543          5,782   $       0.61
                                                               ============   ============   ============

Options to purchase 96,548 shares of common stock at $9.88 per share were outstanding during 1998. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

                                                                    For Year Ended December 31, 1997
                                                               ------------------------------------------
Basic EPS
Net Income available to common stockholders ................   $      2,600          4,563   $       0.57
Effect of Dilutive Securities
Options ....................................................             --            164          (0.02)
Equity Contracts ...........................................            208            485          (0.01)
                                                               ------------   ------------   ------------
Diluted EPS
Net Income available to common stockholders
    plus assumed conversions ...............................   $      2,808          5,212   $       0.54
                                                               ============   ============   ============

Options to purchase 9,450 shares of common stock at $9.23 per share were outstanding during 1997. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

NOTE 12 STOCK OPTIONS

      The Company adopted a nonstatutory stock option plan in 1988 (the "1988 Plan") allowing for the granting to employees of options to acquire up to a maximum of 233,738 shares of the Company's common stock. Effective with the approval of the 1996 Employee Plan, no further shares will be granted under the 1988 Plan. At December 31, 1999 and 1998, options to purchase 26,942 and 55,936 shares were outstanding.

      The Company adopted two additional stock option plans in 1996. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 508,200 shares is authorized to be granted under the 1996 Employee Plan. During 1999 and 1998, options to acquire 78,750 and 96,548 shares were granted under this plan. At December 31, 1999 and 1998, options to purchase a total of 414,712 and 348,517 shares were outstanding under the 1996 Employee Plan.

      The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 241,395 shares is authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 241,395 shares were granted under this plan. At December 31, 1999 and 1998, options to purchase a total of 235,319 and 236,842 shares were outstanding under the 1996 Directors Plan.

      Had compensation cost for the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income, basic and diluted net income per share would have been reduced to the pro forma amounts indicated below.

                                                                    1999          1998           1997
                                                                    ----          ----           ----
                                                                  (In Thousands, except per share data)
Net income...................................  As reported         $4,172        $3,543         $2,600
                                               Pro forma           $3,999        $3,412         $2,511
Net income per share - basic.................  As reported          $0.71         $0.64          $0.57
                                               Pro forma            $0.68         $0.61          $0.55
Net income per share - diluted...............  As reported          $0.69         $0.61          $0.54
                                               Pro forma            $0.66         $0.59          $0.52

      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yields of 3.3%, 2.1% and 2.2%; expected volatility of 35%, 22% and 27%; risk-free interest rates of 5.74%, 4.58% and 6.43%; and expected lives of five and ten years.

      A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and the changes during the years ending on those dates is represented below.

                                                      1999                            1998                          1997
                                               ---------------------         -----------------------       ------------------------
                                                           Weighted-                       Weighted-                      Weighted-
                                                             Average                         Average                        Average
                                                            Exercise                        Exercise                       Exercise
                                               Shares          Price          Shares           Price        Shares            Price
                                               ------          -----          ------           -----        ------            -----
Outstanding, beginning of year........         641,295         $6.95         602,223           $6.30       698,116            $5.93
Granted...............................          78,750          9.88          96,548            9.89        19,845             8.25
Exercised.............................         (36,515)         4.82         (50,750)           4.64      (106,107)            4.30
Terminated............................          (6,557)         7.48          (6,726)           7.41        (9,636)            6.71
                                               -------         -----         -------           -----       -------            -----
Outstanding, end of year..............         676,973         $7.41         641,295           $6.95       602,228            $6.30
                                               -------         -----         -------           -----       -------            -----
Options exercisable at year-end.......         120,782                        67,340                        37,880
                                               =======                       =======                       =======
Weighted average fair value of
   options granted during the year....                         $2.96                           $2.28                          $3.60
                                                               =====                           =====                          =====

The following table summarizes information about nonqualified options outstanding at December 31, 1999.

                                           Options Outstanding                                 Options Exercisable
                       -------------------------------------------------------        ----------------------------------
                               Number            Weighted-                                    Number
                       Outstanding at              Average           Weighted-        Outstanding at           Weighted-
     Range of            December 31,            Remaining             Average          December 31,             Average
  Exercise Prices                1999     Contractual Life      Exercise Price                  1999      Exercise Price
  ---------------      --------------     ----------------      --------------        --------------      --------------
  $2.95 - $ 4.42              13,509           2.36 years             $  3.21                 6,888               $3.10
   4.43 -   6.65             452,032           5.35 years                6.57               108,354                6.60
   6.66 -   9.99             185,182           8.70 years                9.31                 5,540                7.41
   9.99 -  10.65              26,250           9.05 years               10.65                    --                  --
                            --------                                                        -------
                             676,973                                                        120,782
                            ========                                                        =======

NOTE 13 BENEFIT PLANS

EMPLOYEE 401 (k) PLAN

      The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Company were approximately $405,000, $325,000 and $183,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

      The Company adopted two Supplemental Executive Retirement Plans ("SERPs") effective January 1999. The SERPs are designed to provide key executives a benefit equal to the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective subsidiary bank's funding of tax-qualified retirement plans (such as the 401K Plan). Under the SERPs, the aggregate amount of benefits to which the key executives would be entitled has been actuarially determined to be approximately $211,000 The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of life insurance policies that it purchased on these key executives.

DIRECTORS' RETIREMENT PLAN

      During 1999, the Company established a noncontributory nonqualified retirement plan for nonemployee directors of the Company and its subsidiaries. ("Directors' Retirement Plan"). The Directors' Retirement Plan is designed to provide a benefit to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on the Board of which at least 5 years occur after establishment of the Directors' Retirement Plan. Each participant's Retirement Benefit is 75% of his projected annual board fees earned in the year prior to his normal retirement date. The annual payout under the plans are based upon the individual directors retirement ages and range from approximately $12,000 to $68,000.

DEFERRED COMPENSATION PLAN

      Effective January, 1999 the Company established a deferred compensation plan for certain directors of the Company ("Deferred Compensation Plan"). A participating director may defer payment of a specified amount up to 100% of monthly board fees. Amounts deferred earn interest at the rate of 10% per annum. At retirement, the benefit under the Deferred Compensation Plan is payable in the form of a monthly annuity for 10 years.

NOTE 14 COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

      The Company and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2007, containing certain renewal options. Rent expenses charged to operations approximated $820,000,

$630,000 and $681,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in these amounts is $226,000, $215,000 and $146,000, in 1999, 1998 and 1997, respectively, paid to a general partnership that includes two directors of the Company.

      As of December 31, 1999, future approximate minimum annual rental payments under these leases are as follows (in thousands):

2000..................................................      $496
2001..................................................       265
2002..................................................       118
2003 .................................................        43
2004 .................................................         6
                                                            ----
     Total............................................      $928
                                                            ====

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

      Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                 December 31,
                                                                                ---------------
                                                                                1999       1998
                                                                                ----       ----
                                                                                 (In Thousands)
Financial instruments whose contract amounts represent credit risk
     Commitments to extend credit..........................................   $63,103    $37,453
     Standby letters of credit and  financial guarantees written...........     3,590      1,108

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

      Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1999 varies up to 100%.

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

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1999 and 1998 are outlined below.

      For cash and due from banks, the recorded book values of $19.2 million and $23.6 million at December 31, 1999 and 1998, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $10.7 million and $15.5 million at December 31, 1999 and 1998, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan portfolio at December 31, 1999 and 1998 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

      The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 1999 and 1998.

                                                          1999                         1998
                                                  -----------------------      ------------------------
                                                  Carrying      Estimated      Carrying       Estimated
                                                    Amount     Fair Value       Amount       Fair Value
                                                   -------    -----------      --------     -----------
                                                                     (In Thousands)
Investment securities available-for-sale.....     $142,236       $142,236       $93,797         $93,797
Investment securities  held-to-maturity              8,955          8,505        17,804          17,554
Loans, net of unearned income................      345,516        341,114       205,290         207,045

      The estimated fair values of demand deposits (i.e., interest-bearing (NOW) and non interest-bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

     The following table describes the carrying amounts and estimated fair values of time deposits, securities sold under agreements to repurchase and FHLB advances at December 31, 1999 and 1998.

                                                          1999                         1998
                                                  -----------------------      ------------------------
                                                  Carrying      Estimated      Carrying       Estimated
                                                    Amount     Fair Value       Amount       Fair Value
                                                   -------    -----------      --------     -----------
                                                                     (In Thousands)
Time deposits..................................   $235,675       $236,205      $119,179       $119,792
Securities sold under agreements to repurchase.     16,403         16,403         7,103          7,103
FHLB Advances .................................     25,000         25,229        10,000         10,155

      The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $23.0 million at December 31, 1999 and 1998 approximates fair value.

      There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totaled approximately $66.7 million and $38.6 million at December 31, 1999 and 1998, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 17 REGULATORY MATTERS AND CAPITAL REQUIREMENTS

      New Jersey state law permits the payment of dividends from a bank subsidiary to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. GFB had $15.5 million and $7.7 million as of December 31, 1999 and 1998, respectively and BCB had $4.1 million as of December 31, 1999 and 1998 and RCB had $1.2 million as of December 31, 1999 of funds available for the payment of dividends to the Company, respectively.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets. As of December 31, 1999, management believes that the Company and the Bank Subsidiaries meet all capital adequacy requirements to which they are subject.

      As of December 31, 1999, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events which have occurred that management believes have changed the category of the Company or any of the Bank Subsidiaries.

                                                                                                                 To Be Well
                                                                                                          Capitalized Under Prompt
                                                                                     For Capital              Corrective Action
                                                       Actual                     Adequacy Purposes              Provisions
                                             -----------------------          ------------------------    ------------------------
                                              Amount           Ratio           Amount           Ratio        Amount        Ratio
                                              ------           -----           ------           -----        ------        -----
                                                                               (Dollars in Thousands)
As of December 31, 1999
  Total capital (to risk-weighted assets)
    Greater Community Bancorp.......         $50,811          13.73%          $29,615            8.00%     $    --            --
    Great Falls Bank................          27,659           11.53           19,184            8.00       23,980          10.00%
    Bergen Commercial Bank .........           9,609           10.02            7,673            8.00        9,592          10.00
    Rock Community Bank.............           4,720           67.03              563            8.00          704          10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp.......          35,497            9.59           14,808            4.00           --             --
    Great Falls Bank................          24,652           10.28            9,592            4.00       14,388           6.00
    Bergen Commercial Bank..........           8,591            8.96            3,837            4.00        5,755           6.00
    Rock Community Bank.............           4,643           65.93              282            4.00          423           6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp.......          35,497            7.18           19,788            4.00           --             --
    Great Falls Bank................          24,652            6.55           15,066            4.00       18,832           5.00
    Bergen Commercial Bank..........           8,591            5.83            5,891            4.00        7,364           5.00
    Rock Community Bank.............           4,643           26.90              690            4.00          863           5.00
As of December 31, 1998
  Total capital (to risk-weighted assets)
    Greater Community Bancorp.......          55,953           21.58           20,746            8.00           --             --
    Great Falls Bank................          16,863           11.11           12,145            8.00       15,181          10.00
    Bergen Commercial Bank..........           8,961           11.74            6,106            8.00        7,633          10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp.......          39,726           15.32           10,373            4.00           --             --
    Great Falls Bank................          14,956           10.45            6,072            4.00        9,108           6.00
    Bergen Commercial Bank..........           8,100           10.61            3,053            4.00        4,579           6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp.......          39,726           11.21           14,015            4.00           --             --
    Great Falls Bank................          14,956            6.48            9,011            4.00       11,265           5.00
    Bergen Commercial Bank..........           8,100            6.96            4,655            4.00        5,818           5.00

NOTE 18  CONDENSED FINANCIAL
INFORMATION - PARENT  COMPANY ONLY

      The condensed financial information of Greater Community Bancorp (parent company only) is as follows:

CONDENSED BALANCE SHEET

                                                                                     December 31,
                                                                                  -----------------
                                                                                   1999      1998
                                                                                  -------   -------
                                                                                    (In Thousands)
ASSETS:
    Cash and Federal Funds sold ...............................................   $   141   $ 5,217
    Investment securities available-for-sale ..................................     6,732    23,172
    Accrued interest receivable ...............................................        48        78
    Investment in subsidiaries ................................................    52,454    27,209
    Other assets ..............................................................     2,989     1,914
                                                                                  -------   -------
         Total assets .........................................................   $62,364   $57,590
                                                                                  =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
    Guaranteed preferred beneficial interest in the Company's subordinated debt   $23,711   $23,711
    Other liabilities .........................................................     3,351     1,570
    Shareholders' equity ......................................................    35,402    32,309
                                                                                  -------   -------
         Total liabilities and shareholders' equity ...........................   $62,364   $57,590
                                                                                  =======   =======

CONDENSED STATEMENTS OF INCOME

                                                           Years Ended December 31,
                                                           ------------------------
                                                            1999     1998     1997
                                                           ------   ------   ------
                                                                (In Thousands)
INCOME:
    Equity in undistributed  income of Bank Subsidiaries   $3,067   $1,450   $2,093
    Dividends from Bank Subsidiaries ...................    1,172    2,167      958
    Interest income ....................................      601    1,457    1,008
    Gain on sale of investment securities ..............    2,209    1,026      154
                                                           ------   ------   ------
                                                            7,049    6,100    4,213
                                                           ------   ------   ------
EXPENSES:
    Interest on subordinated debt ......................    2,384    2,357    1,765
    Other expenses .....................................      516      327      253
                                                           ------   ------   ------
                                                            2,900    2,684    2,018
                                                           ------   ------   ------
         Income before income tax benefit ..............    4,149    3,416    2,195
    Income tax benefit .................................       23      127      405
                                                           ------   ------   ------
         Net income ....................................   $4,172   $3,543   $2,600
                                                           ======   ======   ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                 Years ended December 31,
                                                                                             --------------------------------
                                                                                               1999        1998        1997
                                                                                             --------    --------    --------
                                                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................................   $  4,172    $  3,543    $  2,600
 Adjustments to reconcile net income to cash  (used in)  provided by operating activities:
     Gain on sale of investment securities available-for-sale ............................     (2,209)     (1,026)       (154)
     (Increase) decrease  in other assets ................................................        751        (253)     (1,740)
     Increase (decrease) in other liabilities ............................................       (313)        605       1,149
     Equity in undistributed income of subsidiaries ......................................     (3,067)     (1,450)     (2,093)
                                                                                             --------    --------    --------
            Net cash provided by (used in)  operating activities .........................       (666)      1,419        (238)
                                                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities, available-for-sale ...............................         --      (8,597)    (23,951)
     Proceeds from sales of investment securities, available-for-sale ....................     16,079      11,547       4,891
     Cash paid in purchase transaction, First Savings ....................................    (23,000)         --          --
     Payments for investments in and advances to subsidiaries ............................     (1,798)       (500)       (775)
                                                                                             --------    --------    --------
            Net cash provided by (used in) investing activities ..........................     (8,719)      2,450     (19,835)
                                                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt .......................................................      1,995          --          --
     Proceeds from sale of subordinated debt .............................................         --          --      23,000
     Proceeds from issuance of common stock, net .........................................      4,064          --          --
     Proceeds from exercise of stock options .............................................        250         235         450
     Proceeds from exercise of equity contracts ..........................................         --          --         165
     Repayment of redeemable subordinated debentures .....................................         --        (803)         --
     Dividends paid ......................................................................     (1,581)     (1,220)       (800)
     Purchase of treasury stock ..........................................................       (419)       (122)       (156)
     Other, net ..........................................................................         --          --          45
                                                                                                         --------    --------

            Net cash provided by (used in) financing activities ..........................      4,309      (1,910)     22,704
                                                                                             --------    --------    --------
            Net (decrease) increase in cash and cash equivalents .........................     (5,076)      1,959       2,631

CASH AND CASH EQUIVALENTS, beginning of year .............................................      5,217       3.258         627
                                                                                             --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year ...................................................   $    141    $  5,217    $  3,258
                                                                                             ========    ========    ========

NOTE 19 QUARTERLY
FINANCIAL DATA (UNAUDITED)

      The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                             Three months ended
                                                          ---------------------------------------------------------
                                                           December 31   September 30     June 30         March 31
                                                          ------------   ------------   ------------   ------------
                                                                (In Thousands, except for per share data)
1999
  Interest income .....................................   $      9,785   $      9,521   $      9,187   $      6,071

  Interest expense ....................................          4,908          4,848          4,684          2,700
  Net interest income .................................          4,877          4,673          4,503          3,371
  Provision for possible loan losses ..................            132            194            448            111
  Other operating income ..............................          1,436          1,405          3,046          1,383
  Other operating expenses ............................          4,436          4,075          5,535          3,242
  Income before income taxes ..........................          1,745          1,809          1,566          1,401
  Net income ..........................................   $      1,217   $      1,053   $      1,016   $        886

  Per share data
  Average common shares outstanding - basic ...........          6,026          6,326          5,876          5,607
  Average common shares outstanding - diluted .........          6,197          6,526          6,069          5,808
  Net income per common share - basic .................   $       0.20   $       0.16   $       0.18   $       0.17

  Net income per common share - diluted ...............           0.20           0.15           0.18           0.16

1998
  Interest income .....................................   $      6,411   $      6,420   $      6,144   $      5,891
  Interest expense ....................................          2,982          3,137          3,075          2,815
  Net interest income .................................          3,429          3,283          3,069          3,076
  Provision for possible loan losses ..................            181            111            108            120
  Other operating income ..............................          1,488          1,139          1,111            918
  Other operating expenses ............................          3,097          2,842          2,821          2,690
  Income before income taxes ..........................          1,639          1,469          1,251          1,184
  Net income ..........................................   $      1,040   $        938   $        794   $        771

  Per share data
  Average common shares outstanding - basic ...........          5,562          5,567          5,556          5,550
  Average common shares outstanding - diluted .........          5,761          5,767          5,760          5,744

  Net income per common share - basic .................   $       0.19   $       0.17   $       0.14   $       0.14
  Net income per common share - diluted ...............           0.18           0.16           0.14           0.13

               Report Of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of
Greater Community Bancorp

      We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 18, 2000

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A. Directors and Executive Officers: Information required by Items 401 and 405 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      B.    Other Significant Employees: Not applicable.

      C. Family Relationships: John L. Soldoveri, Chairman of the Company and Chairman of GFB, is the uncle of Anthony M. Bruno, Jr., Vice Chairman of the Company and Chairman of BCB. C. Mark Campbell, a director and Executive Vice President of the Company and President of BCB, is Mr. Bruno's brother-in-law.

      D.    Involvement in Certain Legal Proceedings: Not applicable.

Item 11 - EXECUTIVE COMPENSATION

      Information required by Item 402 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

      C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements which may, at a future date, result in a change of control of the registrant.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by Item 404 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

                                     PART IV

Item 14 - EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits: The Exhibits listed below are filed with this report. [Note: Exhibits filed with Form 10-K have been omitted from the Annual Report to Stockholders]

      Exhibit No.             Description

            3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended June 30, 1998) filed on August 14, 1998.

            3.2 Bylaws of the Company as amended and restated effective December 16, 1997 (incorporated by reference to Exhibit 3 to Form 10-KSB for the year ended December 31, 1997, filed on March 23, 1998).

            4.1 Junior Subordinated Indenture between the Company and Bankers Trust Company as Trustee, dated May 1997 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453,
                        filed May 9, 1997).

            4.2 Form of Junior Subordinated Debenture Certificates for junior subordinated debentures due May, 2007 (incorporated by reference to Exhibit 4.2 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453,
                        filed May 9, 1997).

            4.4 Amended and Restated Trust among Greater Community Bancorp as Depositor, Bankers Trust Company as Property Trustee, and Bankers Trust (Delaware) as Delaware Trustee, dated May 1997 (incorporated by reference to Exhibit 4.4 of Exhibits on Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9,
                        1997).

            4.6 Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Bankers Trust Company (as Trustee) dated May 1997 (incorporated by reference to Exhibit 4.6 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9, 1997).

            10.1 Employment Agreement of George E. Irwin dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999).

            10.2 Employment Agreement of C. Mark Campbell dated July 31, 1998 (incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999).

            10.3 Employment Agreement of Erwin D. Knauer dated July 1, 1999 (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 1999).

            10.4 Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor).

            10.5        Executive Supplemental Retirement Income Agreement for
                        C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C. Mark Campbell and Greater Community Bancorp (as guarantor).

            21          Subsidiaries of Registrant

            23          Consent of Grant Thornton LLP

            27          Financial Data Schedule

      B. Reports on Form 8-K: During the fourth quarter of 1999, the registrant filed Form 8-K on November 12, 1999, reporting the third quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Greater Community Bancorp

Date:  March 17, 2000                BY:   /s/George E.  Irwin
                                           -------------------
                                           George E.  Irwin
                                           President and Chief Executive Officer

Date:  March 17, 2000                BY:   /s/Naqi A. Naqvi
                                           ----------------
                                           Naqi A. Naqvi
                                           Treasurer, Principal Financial
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 17, 2000               BY:   /s/George E. Irwin
                                          ------------------
                                          George E. Irwin
                                          President, Chief Executive Officer
                                          and Director

Date:  March 17, 2000                BY:  /s/Anthony M. Bruno, Jr.
                                          ------------------------
                                          Anthony M. Bruno, Jr.
                                          Vice Chairman of the Board

Date:  March 17, 2000               BY:   /s/Charles J. Volpe
                                          -------------------
                                          Charles J. Volpe
                                          Director

Date:  March 17, 2000               BY:   /s/C. Mark Campbell
                                          -------------------
                                          C. Mark Campbell
                                          Executive Vice President and Director

Date:  March 17, 2000               BY:   /s/Joseph A. Lobosco
                                          --------------------
                                          Joseph A. Lobosco
                                          Director

Date:  March 17, 2000               BY:   /s/John L. Soldoveri
                                          --------------------
                                          John L. Soldoveri
                                          Chairman of the Board