Form 10-Q
period 2000-03-31
GREATER COMMUNITY BANCORP
filed 2000-05-16
CIK 773845

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                    Form 10-Q




(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    March 31, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 6,039,825 shares at May 5, 2000.

                     GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            March 31, 2000 (Unaudited) and December 31, 1999................. 3


         Consolidated Statements of Income (Unaudited)
            Three months ended
            March 31, 2000 and 1999 ..........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity and Comprehensive Income (Unaudited)
            Three Months ended March 31, 2000 and 1999........................5


         Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 2000 and 1999........................6


         Notes to Consolidated Financial Statements(unaudited)................7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk..20

PART  II  -  OTHER INFORMATION

Items  1  through  6.........................................................16



Signatures...................................................................18

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                   March 31,        December 31,
                                                     2000              1999
ASSETS                                           (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing      $ 19,160             $ 16,850
FEDERAL FUNDS SOLD                                   7,400                2,350
          Total cash and cash equivalents           26,560               19,200
DUE FROM BANKS - Interest-bearing                   10,702               10,675
SECURITIES:
   Available-for-sale, at fair value               141,911              142,236
   Held-to-maturity, at amortized cost
         (Fair values $6,787 and $8,506)             7,209                8,955
                                                   149,120              151,191
LOANS                                              357,254              346,935
 Less - Allowance for possible loan losses           5,087                4,953
        Unearned income                              1,397                1,419
          Net loans                                350,770              340,563
PREMISES AND EQUIPMENT, net                          7,652                7,840
ACCRUED INTEREST RECEIVABLE                          3,910                3,825
BANK OWNED LIFE INSURANCE                           10,830               10,690
INTANGIBLE ASSETS                                   12,934               13,128
OTHER ASSETS                                        11,833               10,341
          Total assets                            $584,311             $567,453

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                           $ 96,900             $ 93,968
   Interest-bearing                                 75,524               70,356
   Savings                                          57,743               60,635
     Time Deposits less than $100                  194,970              198,523
   Time Deposits $100 and over                      51,009               37,152
          Total deposits                           476,146              460,634

FHLB ADVANCES                                       25,000               25,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE      14,607               16,403
ACCRUED INTEREST PAYABLE                             4,237                3,022
OTHER LIABILITIES                                    5,712                3,992
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                 23,000               23,000
          Total Liabilities                        548,702              532,051
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,034,505
      and 6,031,994 shares outstanding              3,017                 2,665
  Additional paid-in capital                       31,911                25,460
  Retained earnings                                 2,269                 1,932
  Accumulated other comprehensive income (loss)    (1,588)               (1,141)
   Total shareholders' equity                      35,609                35,402
    Total liabilities and shareholders' equity   $584,311              $567,453

                 (See notes to Condensed Consolidated Financial statements)

                       GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                          (in thousands, except per share data)
                                       (Unaudited)

                                  Three Months
                                 Ended March 31,

                                                      2000             1999
INTEREST INCOME
    Loans, including fees                           $7,449           $4,306
    Securities                                       2,372            1,458
    Federal Funds sold and deposits with banks         325              307
       Total interest income                        10,146            6,072

INTEREST EXPENSE
    Deposits                                         3,906            1,879
    Short-term borrowings                              584              246
    Long-term borrowings                               575              575
       Total interest expense                        5,065            2,700
NET INTEREST INCOME                                  5,081            3,372

PROVISION FOR POSSIBLE LOAN LOSSES                     156              111
       Net interest income after
          provision for possible loan losses         4,925            3,261

OTHER INCOME
    Service charges on deposit accounts                475              460
    Other commission and fees                          410              376
    Gain on sale of securities                          10              200
    All other income                                   504              347
        Total other income                           1,399            1,383
OTHER EXPENSES
    Salaries and employee benefits                   2,303            1,562
    Occupancy and equipment                            846              600
    Regulatory, professional and other fees            300              238
    Computer services                                  102               74
    Amortization of intangible assets                  194               27
    Office expense                                     248              176
    Other operating expenses                           639              565
           Total other expenses                      4,632            3,242

      Income before provision for income taxes       1,692            1,402

PROVISION FOR INCOME TAXES                             636              515

NET INCOME                                          $1,056           $  887

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic          6,034            5,607

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted        6,133            5,807

NET INCOME PER SHARE - Basic                        $ 0.17           $ 0.16

NET INCOME PER SHARE - Diluted                      $ 0.17           $ 0.15


             (See notes to Condensed Consolidated Financial Statements)

                     GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                          EQUITY AND COMPREHENSIVE INCOME
                             (in thousands, Unaudited)


Three Months ended March 31, 2000

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income

Balance January 1, 2000                   $3,016        $31,891      $1,636           $(1,141)            $35,402                  -

Net Income                                                            1,056                                 1,056            $ 1,056



Exercise of stock options                      4             47                                                51

Issuance of common                             6            104                                               110
   Stock for dividend
   Reinvestment plan

Cash dividends                                                        (423)                                 (423)

Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                              (447)              (447)              (447)

Total comprehensive income                                                                                                     $609
Retirement of treasury       stock
                                             (9)          (131)                                             (140)


Balance, March 31, 2000                   $3,017        $31,911       $2,269           $(1,588)           $35,609




Three Months ended March 31, 1999



                                                                                   Accumulated
                                                      Additional                      Other              Total
                                           Common       Paid in      Retained    Comprehensive      Shareholders'      Comprehensive
                                           Stock        Capital      Earnings        Income             Equity             Income
Balance January 1, 1999                   $2,665        $25,460       1,932             $2,252            $32,309                  -

Net Income                                                              887                                   887               $887

Exercise of stock options                      8             97           -                  -                105

Cash dividends                                                        (336)                                 (336)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                              (304)              (304)            (304)

Total comprehensive income                                                                                                     $584
Retirement of treasury       stock
                                             (3)           (66)                                              (69)


Balance, March 31, 1999                   $2,670        $25,491        $2,483            $1,948           $32,592

                (See notes to Consolidated Financial Statements)

                         GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                          (Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                   2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $ 1,056          $  887
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                     592             305
   Accretion of discount on securities, net                          (11)             23
   Gain on sale of securities, net                                   (10)           (200)
   Provision for possible loan losses                                156             111
   Increase in accrued interest receivable                           (85)            (92)
   Increase in other assets                                       (1,438)         (3,853)
   Increase accrued expenses and other liabilities                 2,935               9
          Net cash (used in)provided by operating activities       3,195          (2,810)
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                                    (7,291)         (9,812)
     Sales                                                            20           4,670
     Maturities and principal paydowns                             6,821          12,892
   Held-to-maturity securities -
     Purchases                                                         -            (670)
     Maturities                                                    1,746           4,216
   Net decrease (increase) in interest-bearing deposits
     with banks                                                      (27)        (21,693)
   Net increase in loans                                         (10,207)           (876)
   Capital expenditure                                              (210)           (422)
   Decrease in other real estate                                       -              24

          Net cash used in investing activities                   (9,148)        (11,671)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                               15,512         (11,955)
   Increase (decrease) in repurchase agreements                   (1,796)         25,253
   Dividends paid                                                   (423)           (336)
   Proceeds from issuance of stock                                   160             105
   Purchase of treasury stock                                       (140)            (69)
   Other, net                                                          -              (1)
          Net cash provided by financing activities               13,313           8,997

NET INCREASE IN CASH AND CASH EQUIVALENTS                          7,360         (5,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    19,200          23,640

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $26,560         $18,156


                 (See notes to Condensed Consolidated Financial Statements)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 (Unaudited)


     In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at March 31, 2000, the consolidated results of operations for three months ended March 31, 2000 and 1999 and cash flows for three months ended March 31, 2000 and 1999. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 1999. Dividend

     On March 21, 2000, the Company's Board of Directors declared a cash dividend of 7 cents ($.07) per share, payable on April 28, 2000 to shareholders of record on April 14, 2000. The financial information in this report has been adjusted to reflect the dividend as of March 31, 2000.

     On April 18, 1999, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend is July 14, 2000 and the issue date will be July 31, 2000. Since the number of shareholders and the price of the common stock at the record date are unknown as of this date, the financial information and per share information in this report have not been adjusted to reflect the 5% stock dividend.

EARNINGS PER SHARE COMPUTATION

     The Company reported diluted earnings per share of $0.17 and $0.15 per share for the three-month periods ended March 31, 2000 and 1999, respectively. Such diluted earnings take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options. Prior period per share amounts have been restated to reflect adoption of SFAS 128.


ACQUISITION DURING 1999

     On April 1, 1999, the Company consummated a merger with First Savings Bancorp of Little Falls, Inc. ("FSB"), parent of First Savings Bank of Little Falls located in Little Falls, New Jersey. As the date of the acquisition, FSB had total assets of $193 million, total loans of $109 million and total deposits of $184 million, with 3 banking offices. The transaction was accounted for using the purchase method of accounting. The Company paid a total of $23.0 million for the stock FSB.

                                GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis of the Company's consolidated financial condition as of March 31, 2000 and the results of operations for the three-month periods ended March 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1999, and the other information herein. The consolidated statement of condition as of March 31, 2000 and the statements of operations and cash flows for the three months ended March 31, 2000 and 1999 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank (GFB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

     The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2000. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 1999.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This Form 10-Q, both in this MD&A section and elsewhere, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Subidiary Banks to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

Business Overview

     The Company is registered with the Federal Reserve Board as a bank holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Subsidiary Banks.


     The Company is a diversified financial services company operating retail banking, brokerage, and equipment leasing businesses that provide products and services in the Company's primary geographic markets in northern counties of New Jersey and expanding. Through Highland Capital Corp., one of the Company's wholly-owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses in New Jersey and contiguous states. The Company also has a wholly-owned nonbank subsidiary, Greater Community Financial, L.L.C., which engages in the business of securities broker-dealer.


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


     The Company has made an effort to meet these challenges by providing highly focused personalized customer service, which provides a basis for differential in today's environment where banks and other financial service providers target the same customer. To leverage new technology, the Company responded with the formation of e-commerce services through the World Wide Web. As a result, an Internet banking product for retail customers was introduced in mid-1999. The Company launched a cash management product through Internet banking for its commercial customers in the beginning of 2000.


EARNINGS SUMMARY

     The results of operations for the three months ended March 31, 2000 relative to 1999 were significantly affected by the purchase of First Savings on April 1, 1999.


     Net income for the first three months of 2000 was $1.1 million or $0.17 per diluted share, a 19% increase over $887,000 or $0.15 per diluted share earned in the first three months of 1999.

     Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.20 for the first quarter 2000 compared to $0.16 per diluted share in the same period of 1999.


     The increase in net income for the most recent three-month period primarily reflects higher net interest income partially offset by reduced gains on sale of securities coupled with higher salaries and employee benefits, all other expenses (including amortization of intangible assets), and higher provisions for possible loan losses and income taxes.

Net Interest Income

     Net interest income (before income tax effect) for the three months ended March 31, 2000 increased by $1.7 million (51%) to $5.1 million compared to the three months ended March 31, 1999. The most important components of the increase were increases of $3.1 million (73%) and $914,000 (63%) in net interest from loans and investment securities securities, to $7.4 million and $2.4 million, respectively, only partially offset by an increase of $2.0 million (108%) in interest paid on deposits, to $3.9 million. The Majority of such increase in net interest income is primarily attributable to the purchase of First Savings which increased average loans, investments and deposits by approximately $109.0 million, $59.0 million and $172.0 million.

Other Income

     Non-interest income continues to represent a considerable source of income for the Company, constituting an amount equal to 28% of net interest income for the three months ended March 31, 2000. Non-interest income increased moderately for the period ended March 31, 2000 compared to the same period in prior year. Gains on sale of securities declined by $190,000, which was offset by increases in other commission and fees and all other income. Those increases are in part attributable to the purchase of First Savings.

Non-Interest Expense

     Total other expense increased by $1.4 million (43%) to $4.6 million for the three months ended March 31, 2000 compared to the same period in 1999. Those increases are primarily attributable to the purchase of First Savings.

     The largest component of other expense, salaries and employee benefits, increased by $741,000 (47%) to $2.3 million for the three months ended March 31, 2000 over the comparable period in 1999. The increase is attributable in part to the purchase of First Savings which added 37 employees and in part to annual increases in salaries and benefits.

     The second largest component of other expense, occupancy and equipment expense, also rose, by $246,000 (41%) for the three months ended March 31, 2000 over the comparable period in 1999. The increases are primarily attributable to the purchase of First Savings and the addition of 3 new branches to the

     Company's branch network Other operating expenses, the third largest component of other expense, increased $74,000 (13%) for the three months ended March 31, 2000 over the same period in 1999. The majority of such increase is related to the purchase of First Savings.

     Amortization of intangible increased by $167,000 (619%) for the first quarter of 2000 compared to the same period in 1999. The increase reflects the amortization of goodwill resulting from the purchase of First Savings. Such amortization commenced at the beginning of the second quarter of 1999 at the rate of $168,000 per quarter and will continue for 20 years.

Provision for Possible Loan Losses

     The provision for possible loan losses for the three months ended March 31, 2000 increased by $45,000 (41%) to $156,000 compared to the same period in 1999. Such increase is primarily due to the increase in total loans resulting from the purchase of First Savings.

Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2000 was $636,000, or an effective rate of 37.6% compared to $515,000, or an effective rate of 36.7%.

     The increase in the percentage of income provided for income taxes for the most recent three-month period is attributable to the increase in amortization expense on intangible assets which does not qualify as a tax deductible expense.


FINANCIAL CONDITION

ASSETS

     Between December 31, 1999 and March 31, 2000 total assets increased by $16.9 million (3%) to $584.3 million. The increase is primarily attributable to the overall growth in total assets of the Subsidiary Banks.

Loans -- Asset Quality and Allowance for Possible Loan Losses

     Gross loans totaled $357.3 million at March 31, 2000, an increase of $10.3 million compared to the amount reported at December 31, 1999. Such increase resulted primarily from internal growth.

     The following table reflects the composition of the gross loan portfolio as of March 31, 2000 and December 31, 1999.


                                                   March 31,      December 31,
                                                     2000              1999

  Loans secured by one- to - four-family
     Residential properties                       $155,721      $ 154,485
  Loans secured by nonresidential properties.      144,414        140,200
  Loans to individuals                               8,850          9,405
  Loans to depository institutions                       -              -
  Commercial loans                                  33,780         30,702
  Construction loans                                12,995         10,024
  Other loans                                        1,494          1,782
       Total gross loans                          $357,254       $346,935



Nonperforming Assets

     Nonperforming  assets include nonaccruing loans and other real estate owned
(OREO). At March 31, 2000, total nonperforming assets totaled $3.0 million 0.85% of total loans, almost unchanged from December 31, 1999. Nonaccruing loans were $1.9 million or 0.53% of total loans, as compared to $1.7 million or 0.49% of total loans at December 31, 1999. Loans past due 90 days or more and still accruing at March 31, 2000 decreased to $81,000 compared to $248,000 at December 31, 1999.

     Other real estate owned was $452,000 at March 31, 2000 compared to $467,000 at December 31, 1999.

     The  following   table  sets  forth  the   composition   of  the  Company's
non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                                March 31,         December 31,
                                                  2000                1999

Nonaccruing loans                                 $1,859              $1,678
Renegotiated loans                                   601                 606
     Total nonperforming loans                     2,460               2,284

Loans past due 90 days and accruing                   81                 248
Other real estate                                    452                 467
     Total nonperforming assets                   $2,993              $2,999


Asset Quality Ratios
Nonperforming loans to total gross loans           0.69%                .66%
Nonperforming assets to total gross loans           .84%                .86%
Nonperforming assets to total assets               0.52%                .53%
Allowance for possible loan losses to
   nonperforming loans                           206.79%             216.86%

     During the three months ended March 31, 2000, gross interest income of $15,000 would have been recorded on loans accounted for on a nonaccruing basis if the loans had been current throughout the period.


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

     As of March 31, 2000 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                          March 31,     December 31,
                                             2000           1999

Impaired loans -
    Recorded investment                   $  1,568         $ 1,232
    Valuation allowance                        275             186

     This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

     The average recorded investment in impaired loans for the three-month period ended March 31, 2000 was $1.6 million compared to $1.2 million at December 31, 1999.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $38,000 for the three-month period ended March 31, 2000.


Analysis of the Allowance for Possible Loan Losses


     Between December 31, 1999 and March 31, 2000, the allowance for possible loan losses increased by $134,000 (3%) to $5.1 million, which constituted 1.42% of gross loans at March 31, 2000 which is unchanged compared to at December 31, 1999. The provision for possible loan losses added $156,000 for the three-month period. Management believes the allowance for possible loan losses at March 31, 2000 of $5.1 million or 206.79% of nonperforming assets, is adequate.

     The following table represents transactions affecting the allowance for possible loan losses during the three-month period ended March 31, 2000 and 1999.


                                                           2000        1999


Balance at beginning of period, January 1,               $4,953      $3,525
Charge-offs:
    Commercial, financial and agricultural                    7           -
    Real estate--mortgage                                    15           -
    Installment loans to individuals                          2          13
    Credit cards and related plans                            7          34
                                                             31          47
Recoveries:
    Commercial, financial and agricultural                    3           2
    Real estate--mortgage                                     0          13
    Installment loans to individuals                          1           1
    Credit cards and related plans                            5           1
                                                              9          17
Net charge-offs recoveries                                   22          30
Provision charged to operations
   during the three-month period                            156         111
Balance at end of period, March 31,                      $5,087      $3,606
Ratio of net charge-offs during the
   three-month period to average loans
   outstanding during that period                          .02%        .01%



Investment Securities

     At March 31, 2000, securities totaled $149.1 million, a decrease of $2.1 million compared to December 31, 1999, primarily as a result of maturities and or principal paydowns.

Cash

     Cash and cash equivalents increased by $7.4 million (38%) to $26.6 million. Federal funds sold increased by $5.0 million (215%) to $7.4 million while cash and due from banks increased 14% to $19.2 million. These increases are in part due to increase in deposits.

Intangible Assets

     Intangible assets represents 2% of total assets or $13.0 million at March 31, 2000. Substantially all of this item represents the unamortized portion of the goodwill intangible asset arising from the acquisition of First Savings. The total premium was $13.3 million, which is being amortized at the rate of $168,000 per quarter over a 20-year period.


Deposits

     Total deposits increased by $15.5 million (3%) to $476.1 million. Such increase is primarily attributable to the growth of the Subsidiary Banks.

     Of the total increase, time deposits $100M and over increased by $13.8 million (37%), interest bearing demand deposits increased by $5.2 million (7%) and non-interest bearing demand deposits increased by $3.0 million (3%). The aforementioned increases in various components of deposits were partially offset by decreases in time deposits less than $100M by $3.6 million (2%) and in savings deposits by $3.0 million (5%).


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

     Total shareholders' equity of $35.6 million at March 31, 2000 was 6.1% of total assets, a moderate increase compared with $35.4 million or 6.2% of total assets at December 31, 1999. For purposes of computing regulatory capital of the Company, which includes the Company and the subsidiary banks, governmental regulations require that the goodwill intangible asset be ignored. The Company's and the Subsidiary Banks' regulatory capital ratios decreased at March 31, 2000 compared to the end of 1999. Despite the decrease the Company and the Subsidiary Bank's remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

     The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 2000:

                                                                                             To Be Well Capitalized
                                                                       For Capital Adequacy       under Prompt
                                                                              Purposes             Corrective
                                                          Actual                                Action Provision

                                                  Amount     Ratio      Amount   Ratio           Amount     Ratio

        Total capital (to risk weighted assets)
            Greater Community Bancorp            $ 51,826     13.26%  $ 31,258    8.00%        $    -           -
            Great Falls Bank                       27,774     11.17%    19,887    8.00%         24,859       10.00%
            Bergen Commercial Bank                 10,399     10.06%     8,266    8.00%         10,333       10.00%
            Rock Community Bank                     4,727     47.93%       789    8.00%            986       10.00%


      Tier 1 Capital (to risk weighted assets)
            Greater Community Bancorp               36,663     9.38%    15,629    4.00%             -            -
            Great Falls Bank                        24,667     9.92%     9,944    4.00%     -            -
            Bergen Commercial Bank                   9,350     9.05%     4,133    4.00%
            Rock Community Bank                      4,630    46.95%       394


      Tier 1 Capital (to average assets)
            Greater Community Bancorp            36,663       6.33%     23,167
            Great Falls Bank                     24,667       6.42%     15,357
            Bergen Commercial Bank                9,350       6.27%      5,665                19,197
            Rock Community Bank                   4,630      46.95%        394       4.00%           7,456  5.00%



     During the last quarter of 1999 and the first quarter of 2000 the Company declared cash dividends at the rate of $0.07 per share, or an annual rate of $0.28 per share. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of a quarterly distribution of cash dividends to its shareholders.


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


Item 3  Quantitative and Qualitative Disclosures About Market Risk

     There has been no material changes in Company's assessment of its sensitivity to market risk since its presentation in 1999 Annual Report to Shareholders and its 1999 Form 10-K filed with Securities and Exchange Commission.

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

     None.

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders (the 2000 Annual Meeting) was held on April 18, 2000. The only business before the 2000 Annual Meeting was the election of directors. In accordance with the nominations described in the Company's Proxy Statement dated March 17, 2000 (the 2000 Proxy Statement), previously filed with the Commission, all three of the nominees, M. A. Bramante, William T. Ferguson and David Waldman were elected as directors for three-year terms expiring in 2003 and until the election and qualification of their respective successors. The voting was as follows:

      Name of Nominee                     Votes for           Votes Against                 Votes Withheld
      M. A.  Bramante                     4,662,880                  -                      20,034
      William T. Ferguson                 4,666,052                  -                      16,862
      David Waldman                       4,666,052            -                            16,862

     The names of the other Directors of the Company whose terms of office as Director continued after the 2000 Annual Meeting (and the year in which their respective terms expire) are as follows: Anthony M. Bruno, Jr. (2001); George E. Irwin (2001); Alfred R. Urbano (2001); C. Mark Campbell (2002); John L. Soldoveri (2002); Charles J. Volpe (2002); Joseph A. Lobosco (2002).


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

     10.4 Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999, filed on March 28, 2000) among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor).

     10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999, filed on March 28, 2000) among Bergen Commercial Bank, C. Mark Campbell and Greater Community Bancorp (as guarantor).



                           27                  Financial Data Schedule

      (b)      Reports on Form 8-K.


     On April 11, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the appointment of William Olb as Senior Vice President and Senior Loan Officer of Great Falls Bank.
     On April 21, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the first quarter earnings and the declaration of a 5% stock dividend on the Company's common stock.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   May 12, 2000                         By:/s/Naqi A. Naqvi
                         Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)