Form 10-Q
period 2000-06-30
GREATER COMMUNITY BANCORP
filed 2000-08-15
CIK 773845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    June 30, 2000
                                              -----------------


     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                      to
                                     ------------------

     Commission file number                  0-14294
                           -------------------------


                            Greater Community Bancorp
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEW JERSEY                                      22-2545165
     -----------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
     -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (973) 942-1111

                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 6,313,406 shares at August 11, 2000.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements

         Consolidated Balance Sheet at

            June 30, 2000 (Unaudited) and December 31, 1999................ 3


         Consolidated Statements of Income (Unaudited)
            Three and Six months ended
            June 30, 2000 and 1999 .........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity and Comprehensive Income (Unaudited)
            Six Months ended June 30, 2000 and 1999.........................5


         Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 2000 and 1999.........................6


         Notes to Consolidated Financial Statements(unaudited)..............8


Item  2 -  Management's Discussion and Analysis of Financial

                Condition and Results of Operations.........................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk. . . 17

PART  II  -  OTHER INFORMATION

Items  1  through  6.......................................................18



Signatures.................................................................20

PART 1 - FINANCIAL INFORMATION

Item 1- Financial Statements

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

                                                                            June 30,        December 31,
                                                                               2000              1999
                                                                           ----------         -------
ASSETS                                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                               $ 20,523             $ 16,850
FEDERAL FUNDS SOLD                                                            7,475                2,350
                                                                           --------             --------
          Total cash and cash equivalents                                    27,998               19,200
DUE FROM BANKS - Interest-bearing                                             9,127               10,675
SECURITIES:

   Available-for-sale, at fair value                                        137,889              142,236
   Held-to-maturity, at amortized cost
         (Fair values $3,924 and $8,506)                                      4,338                8,955
                                                                           --------            ---------
                                                                            142,227              151,191

LOANS 361,257                                                               346,935
 Less - Allowance for possible loan losses                                    5,452                4,953
        Unearned income                                                       1,616                1,419
                                                                           --------            ---------
          Net loans                                                         354,189              340,563
PREMISES AND EQUIPMENT, net                                                   7,192                7,840
ACCRUED INTEREST RECEIVABLE                                                   4,064                3,825
BANK OWNED LIFE INSURANCE                                                    10,961               10,690
INTANGIBLE ASSETS                                                            12,740               13,128
OTHER ASSETS                                                                 11,022               10,341
                                                                           --------            ---------
          Total assets                                                     $579,520             $567,453
                                                                           ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:

   Non-interest-bearing                                                    $108,487             $ 93,968
   Interest-bearing                                                          82,841               70,356
   Savings                                                                   56,943               60,635
     Time Deposits less than $100                                           185,374              198,523
   Time Deposits $100 and over                                               42,308               37,152
                                                                           --------             --------
          Total deposits                                                    475,953              460,634

FHLB ADVANCES                                                                25,000               25,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                8,745               16,403
ACCRUED INTEREST PAYABLE                                                      4,895                3,022
OTHER LIABILITIES                                                             5,775                3,992
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                          23,000               23,000
                                                                           --------            ---------
          Total Liabilities                                                 543,368              532,051
                                                                           --------            ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,326,150
      and 6,031,994 shares outstanding                                        3,163                 3,016
  Additional paid-in capital                                                 34,242                31,891
  Retained earnings                                                             382                 1,636
  Accumulated other comprehensive income (loss)                              (1,635)               (1,141)
                                                                           ---------             ---------
   Total shareholders' equity                                                36,152                35,402
                                                                           ---------             ---------
    Total liabilities and shareholders' equity                             $579,520              $567,453
                                                                           =========             =========

                     (See notes to Condensed Consolidated Financial statements)

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                                               Three Months                    Six Months
                                                                               Ended June 30,                Ended June 30,
                                                                               --------------                --------------
                                                                            2000           1999             2000         1999
                                                                            ----           ----             ----         ----
INTEREST INCOME

       Loans, including fees                                              $7,633         $6,747          $15,082        $11,053
       Securities                                                          2,333          2,169            4,705          3,627
       Federal Funds sold and deposits with banks                            354            272              679            579
                                                                         -------         ------          -------        -------
           Total interest income                                          10,320          9,188           20,466         15,259
                                                                         -------         ------          -------        -------

INTEREST EXPENSE
       Deposits                                                            4,004          3,738            7,910          5,617
       Short-term borrowings                                                 550            371            1,134            617
       Long-term borrowings                                                  575            575            1,150          1,150
                                                                          ------         ------          -------        -------
     Total interest expense                                                5,129          4,684           10,194          7,384
                                                                          ------         ------          -------        -------
NET INTEREST INCOME                                                        5,191          4,504           10,272          7,875

PROVISION FOR POSSIBLE LOAN LOSSES                                           417            448              573            559
                                                                          ------         ------           ------        -------
           Net interest income after
              provision for possible loan losses                           4,774          4,056            9,699          7,316

OTHER INCOME

       Service charges on deposit accounts                                   485            516              960            976
       Other commissions and fees                                            272            308              682            684
       Gain on sale of securities                                            (38)         1,793              (28)         1,993
       Gain on sale of assets                                                517              -              517              -
       All other income                                                      629            429            1,133            776
                                                                         --------        ------           --------       ------

                                                                           1,865          3,046            3,264          4,429
OTHER EXPENSES

    Salaries and employee benefits                                         2,333          2,904            4,636          4,466
    Occupancy and equipment                                                  812            760            1,658          1,360
    Regulatory, professional and other fees                                  392            532              692            770
       Computer services                                                     107             97              209            171
    Amortization of intangible assets                                        195            193              389            220
       Office expense                                                        240            208              488            384
    All other operating expenses                                             716            841            1,355          1,406
                                                                         --------        ------           --------       ------
           Total other expenses                                            4,795          5,535            9,427          8,777
                                                                         --------        ------           --------       ------

           Income before income taxes                                      1,844          1,567            3,536          2,968
                                                                         --------        ------           --------       ------

PROVISION FOR INCOME TAXES                                                   701            550            1,337          1,065
                                                                         --------        ------           --------       ------

NET INCOME                                                                $1,143        $ 1,017           $2,199        $ 1,903
                                                                         ========       =======           ========      =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                6,329          6,143            6,332          6,015
                                                                         ========        ======           ========      =======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                              6,444          5,385            6,453          6,261
                                                                          ========       ======           ========      =======

NET INCOME PER SHARE - Basic                                              $ 0.18         $ 0.17           $ 0.35        $  0.32
                                                                          ========       ======           ========      =======

NET INCOME PER SHARE - Diluted                                            $ 0.18         $ 0.16           $ 0.34        $  0.30
                                                                          ========       ======           ========      =======


                     (See notes to Condensed Consolidated Financial Statements)

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(in thousands, Unaudited)



Six Months ended June 30, 2000

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings         Loss              Equity             Income
                                        -----        -------      --------         ----              ------             ------

Balance January 1, 2000                   $3,016      $31,891      $1,636         ($1,141)          $35,402                  -

Net Income                                                          2,199                             2,199            $ 2,199

5% stock dividend                            151        2,401      (2,555)                               (3)

Exercise of stock options                      5           68                                            73


Issuance of common
   stock for dividend

   reinvestment plan                          14          208                                           222


Cash dividends                                                      (898)                              (898)
Other comprehensive income,   net
of reclassification, taxes and
adjustments                                                                        (494)               (494)              (494)
                                                                                                                        -------

Total comprehensive income                                                                                              $1,705
                                                                                                                        -------
Retirement of treasury stock
                                            (23)         (326)                                         (349)
                                         -------      --------    --------     ----------          --------


Balance, June 30, 2000                    $3,163        $34,242      $382        $(1,635)           $36,152
                                        --------      ---------    -------       ---------          -------




Six Months ended June 30, 1999

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income
                                        -----        -------      --------        ------             ------             ------

Balance January 1, 1999                   $2,665        $25,460      $1,932             $2,252            $32,309            -

Net Income                                                            1,903                                 1,903         1,903

Exercise of stock options                      9             98                                               107

Issuance of common stock                     200          3,640                                             3,840

Cash dividends                                                        (737)                                 (737)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                            (1,700)            (1,700)        (1,700)
                                                                                                                         -------

Total comprehensive income                                                                                                 $203
                                                                                                                         -------
Retirement of treasury stock
                                            (4)           (77)                                              (81)
                                        -------       --------     --------         ---------            -------


Balance, June 30, 1999                  $2,870        $29,121        $3,098             $552            $35,641
                                        --------      ---------  -   ------  -          ------          -------





                (See notes to Consolidated Financial Statements)

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                2000             1999
                                                                                              -------           -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $ 2,199         $ 1,903
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                                1,106             821
   Accretion of discount on securities, net                                                       (28)            (69)
   Gain on sale of securities, net                                                                (28)         (1,975)
   Gain on sale of assets                                                                         517
   Gain on sale of other real estate owned                                                          -             (18)
   Provision for possible loan losses                                                             573             559
   (Increase) decrease in accrued interest receivable                                            (239)           (159)
   Increase in other assets                                                                      (952)         (3,073)
   (decrease) Increase in accrued expenses
                     and other liabilities                                                      3,656          (1,902)
                                                                                              --------        --------
        Net cash (used in) provided by operating activities                                     6,804          (3,913)
                                                                                              --------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Available-for-sale securities -
     Purchases                                                                                 (12,061)       (21,920)
     Sales                                                                                        359          14,779
     Maturities and principal paydowns                                                         15,520          23,001
      Held-to-maturity securities -
     Purchases                                                                                      -            (684)
     Maturities                                                                                 4,617           6,399
      Net decrease (increase) in interest-bearing deposits
     with banks                                                                                 1,548           4,224
      Net increase in loans                                                                    (14,624)        (8,781)
      Capital expenditure                                                                          (70)          (867)
      Decrease in other real estate                                                                 -             199
      Cash paid in purchase transaction, First Savings Bank                                         -         (23,000)
                                                                                               --------        --------
        Net cash used in investing activities                                                   (4,711)        (6,650)
                                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net (decrease) increase in deposit accounts                                              15,319         (15,812)
      Increase in federal funds purchased                                                           -           8,400
      (Decrease) Increase in repurchase agreements                                             (7,658)          2,103
      Dividends paid                                                                             (898)           (737)
      Proceeds from exercise of stock options                                                      73             107
      Proceeds from issuance of common stock                                                      222           3,840
      Purchase of treasury stock                                                                 (349)            (81)
      Other, net                                                                                   (4)             (7)
                                                                                               --------       --------
        Net cash (used in) provided by financing activities                                     6,705          (2,187)
                                                                                              --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       8,798          (12,750)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 19,200           23,640
                                                                                              --------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $27,998           $10,890
                                                                                              ========          =======



                               (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 2000, the consolidated results of operations for three and six months ended June 30, 2000 and 1999 and cash flows for six months ended June 30, 2000 and 1999. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 1999.

Dividend

During June 2000, the Company's  Board of Directors  declared a cash dividend of
7.5 cents ($.075) per share, payable on July 31, 2000 to shareholders of record on July 14, 2000. The financial information in this report has been adjusted to reflect the dividend as of June 30, 2000.

On April 21, 2000, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend was July 14, 2000 and the issue date was July 31, 2000. Accordingly, on July 31, 2000, the Company issued 301,083 shares of common stock. As a result of the stock dividend, the Company increased its outstanding common shares to 6,326,150 at July 31, 2000. The financial information in this Form 10-Q has been adjusted to reflect the 5% stock dividend.

EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share for the six-month and three-month periods ended June 30, 2000 and 1999, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options. Prior period per share amounts have been restated to reflect adoption of SFAS 128.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

The following discussion and analysis of the Company's consolidated financial condition as of June 30, 2000 and the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1999, and the other information herein. The consolidated statement of condition as of June 30, 2000 and the statements of operations and cash flows for the six months ended June 30, 2000 and 1999 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank (GFB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three and six months ended June 30, 2000. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 1999.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This  Form  10-Q,   both  in  this  MD&A   section   and   elsewhere,   includes
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Subsidiary Banks to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly owned New Jersey Subsidiary Banks.

The Company is a diversified financial services company operating retail banking, securities brokerage, and equipment leasing businesses that provide products and services in the Company's primary geographic markets in the northern counties of New Jersey. Through Highland Capital Corp., one of the Company's wholly owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses in New Jersey and contiguous states. The Company also has a wholly owned nonbank subsidiary, Greater Community Financial, L.L.C., which engages in the business of securities broker-dealer.

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

EARNINGS SUMMARY

Net income for the first six months of 2000 was $2.2 million or $0.34 per diluted share, a 16.0% increase over $1.9 million or $0.30 per diluted share earned in the first six months of 1999.

Net Income for the second quarter of 2000 was $1.1 million or $0.18 per diluted share, a 12.4% increase over $1.0 million or $0.16 per diluted share earned in the second quarter of 1999.

Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.40 and $0.21 for the six- and three- month periods ended June 30, 2000, respectively, compared to $0.34 and $0.19 per share in the same periods of 1999.

The increase in net income for the six-month period primarily reflects higher net interest income partially offset by reduced other income, higher salaries and employee benefits, occupancy and equipment expense and increase in provisions for income taxes.

The increase in net income for the three-month period primarily reflects higher net interest income, offset by reduced other income (primarily gain on sale of investment securities) coupled with higher occupancy and equipment expense and office expenses and higher provisions for income taxes.


Net Interest Income

Six-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the six months ended June 30, 2000 increased by $2.4 million (30.4%) to $10.3 million from $7.9 million for the six months ended June 30, 1999. Interest income from loans increased 36.5% to $15.1 million, while interest paid on deposits increased 38% to $10.2 million. These increases result primarily from the purchase of First Savings on April 1, 1999 and loan growth.

Three Month Comparison: Net interest income for the three months ended June 30, 2000 increased by $687,000 (15.3%) to $5.2 million compared to the three months ended June 30, 1999. The most important components of the increase were an increase of $886,000 (13.1%) in net interest from loans, to $7.6 million, only partially offset by an increase of $266,000 (7.1%) in interest paid on deposits, to $4.0 million. The increase in net interest income is primarily attributable to loan growth.

Other Income

Non-interest income continues to represent a considerable source of income for the Company. Excluding the gain (loss) on sale of securities in 1999, total non-interest income increased $856,000 (35.1%) to $3.3 million for the six months ended June 30, 2000, compared to the same period in 1999. The increase for the second quarter of 2000 was $650,000 (51.9%), to $1.8 million, compared to the second quarter of 1999. Those increases are primarily attributable to the purchase of First Savings coupled with income from sale of deposits and property and equipment.

During the second quarter 2000, the Company decided to dispose of one of BCB's branches. It realized income from sale of deposits in the amount of $354,000 coupled with gain on the sale of property, furniture and fixtures in the amount of $162,000.

Non-Interest Expense

Total other expenses increased by $650,000 (7.4%) to $9.4 million, for the six months ended June 30, 2000 compared to the same period in 1999. In contrast, total other expenses decreased by $740,000 (13.4%) to $4.8 million for the three months ended June 30, 2000 compared to the same period in 1999. Excluding the one time expenses incurred relative to the acquisition of First Savings in 1999 in the amount of $1.1 million, total other expenses increased by $360,000 and $1.8 million for the three and six months ended June 30, 2000.

The largest component of other expenses, salaries and employee benefits, increased by $429,000 (23.0%) to $2.3 million, and by $1.2 million (34%) to $4.6 million (excluding $1.1 million in one-time expenses in 1999), for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods.

The second largest component of other expenses, occupancy and equipment expense, also rose, by $52,000 (6.8%) and $298,000 (22.0%) for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods. The majority of such increases are related to the general growth of the Company.

Amortization of intangible assets increased by $169,000 (76.8%) for the six months ended June 30, 2000. The increase reflects the amortization of goodwill resulting from the purchase of First Savings. Such amortization commenced at the beginning of the second quarter of 1999 at the rate of $168,000 per quarter and will continue for 20 years.

All other operating expenses for the second quarter of 2000 decreased by $125,000 compared to the second quarter of 1999. Other operating expenses for the six months ended June 30, 2000 were $51,000 lower than the first six months of 1999. The decreases in other expenses are in part due to First Savings post acquisition efforts to consolidate expenses.

Provision for Possible Loan Losses

The provision for possible loan losses for the six months ended June 30, 2000 increased slightly, whereas for the three month ended June 30, 2000 decreased slightly, relative to the same periods of 1999. Not including a one-time provision in the amount of $290,000 recorded in the first six months of 1999 relative to the acquisition of First Savings, such expenses increased by $304,000, primarily due to the increase in total loans resulting from the purchase of First Savings and the overall growth in loans.

Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2000 was $1.3 million and $701,000, a 38% effective tax rate, compared to $1.1 million and $550,000, a 35% effective tax rate for the same periods in 1999.

The increase in the effective tax rate for the three- and six- month periods is attributable to the increase in non-deductible amortization expense on intangible assets partially offset by the increase in tax advantageous bank-owned life insurance income.

FINANCIAL CONDITION

ASSETS

Between December 31, 1999 and June 30, 2000 total assets increased by $12.1 million to $579.5 million. The increase is primarily attributable to the growth of the Company, particularly in loans and cash and cash equivalents, partially offset by a decrease in securities.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans increased from December 31, 1999 to June 30, 2000 by $14.3 million to $361.3 million. Such increase resulted primarily from internal growth.

The following table reflects the composition of the gross loan portfolio as of June 30, 2000 and December 31, 1999.



                                                June 30, 2000      December 31,
                                                                      1999


     Loans secured by one- to - four-family
         residential properties                         $152,380      $ 154,822
     Loans secured by nonresidential properties          147,324        140,200
     Loans to individuals                                 10,093          9,405
     Commercial loans                                     35,192         30,702
     Construction loans                                   15,866         10,024
     Other loans                                             402          1,782
                                                        --------       ---------
          Total gross loans                             $361,257       $346,935
                                                        ========       ========




Nonperforming Assets

Nonperforming  assets  include  nonaccrual  loans and other  real  estate  owned
(OREO). At June 30, 2000, total nonperforming assets totaled $3.1 million (.86% of total gross loans), increased from $3.0 million (.86% of total gross loans) at December 31, 1999. Nonaccrual loans at June 30, 2000 were $1.8 million or 0.50% of total loans, as compared to $1.7 million or 0.48% of total loans at December 31, 1999. Loans past due 90 days or more and still accruing at June 30, 2000 decreased to $177,000 compared to $248,000 at December 31, 1999.

OREO was $256,000 at June 30, 2000 compared to $467,000 at December 31, 1999, a decrease of $211,000, primarily as a result of sale of the same.

The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                            June 30,               December 31,
                                              2000                     1999
                                          ------------             ------------

Nonaccruing loans                            $1,818                     $1,678
Renegotiated loans                              859                        606
                                             ------                     ------
     Total nonperforming loans                2,677                      2,284
                                             ------                     ------

Loans past due 90 days and accruing             177                        248
Other real estate                               256                        467
                                             ------                     ------
     Total nonperforming assets              $3,110                     $2,999
                                             ======                     ======


Asset Quality Ratios

Nonperforming loans to total gross loans      0.74%                       .66%
Nonperforming assets to total gross loans      .86%                       .86%
Nonperforming assets to total assets          0.54%                       .53%
Allowance for possible loan losses to
  nonperforming loans                       203.66%                    216.86%


During the six months ended June 30, 2000, gross interest income of $29,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

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

As of June 30, 2000 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                   June 30,    December 31,
                                                     2000           1999
                                                 ---------       -------

Impaired loans -
    Recorded investment                            $ 1,355      $ 1,232
    Valuation allowance                            $   331      $   186


This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the six-month period ended June 30, 2000 was $1.6 million compared to $419,000 at December 31, 1999.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $59,000 for the six-month period ended June 30, 2000.

Analysis of the Allowance for Possible Loan Losses

Between December 31, 1999 and June 30, 2000, the allowance for possible loan losses increased by $499,000 (10.0%) to $5.5 million, which constituted 1.51% of gross loans on June 30, 2000 compared to 1.43% at December 31, 1999. The provision for possible loan losses added $573,000 for the six-month period, while the net chargeoffs were $74,000. Management believes the allowance for possible loan losses at June 30, 2000 of $5.5 million or 203.66% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for possible loan losses during the six-month periods ended June 30, 2000 and 1999.

                                                    2000        1999

Balance at beginning of period, January 1,        $4,953      $3,525
Charge-offs:
    Commercial, financial and agricultural            14           -
    Real estate--mortgage                             25           -
    Installment loans to individuals                  44          13
    Credit cards and related plans                     9          34
                                                  -------     ------
                                                      92          47
Recoveries:
    Commercial, financial and agricultural             6           2
    Real estate--mortgage                              0          13
    Installment loans to individuals                   3           1
    Credit cards and related plans                     9           1
                                                  ------      ------
                                                      18          17
                                                 -------      ------
Net charge-offs                                       74          30
Provision charged to operations
   during the six-month period                       573         111
                                                  -------     ------
Balance at end of period, June 30,                $5,452      $3,606
                                                  =======     ======
Ratio of net charge-offs during the
   six-month period to average loans
   outstanding during that period                   .02%        .01%


Investment Securities

Securities decreased by a net amount of $8.9 million (6%) from December 31, 1999 to June 30, 2000. The majority of such decrease resulted from either maturities or principal paydowns. Of the total decrease, securities available for sale decreased by $4.3 million and securities held to maturity decreased by $4.6 million.

Cash

Cash and cash equivalents increased by $8.8 million (45.8%) to $28.0 million between December 31, 1999 and June 30, 2000. Approximately $3.7 million of such increase is attributable to cash and due from banks, while federal funds sold increased by $5.1 million (218%). Such increases were a primarily due to proceeds from maturities and principal paydowns of investment securities.

Intangible Assets

Intangible assets at June 30, 2000 totaled $12.7 million, the majority of which represents the unamortized portion of the goodwill intangible asset arising from the acquisition of First Savings. The total premium was $13.3 million, which is being amortized at the rate of $168,000 per quarter over a 20-year period.

LIABILITIES

Between December 31, 1999 and June 30, 2000, total liabilities increased by $11.4 million to $543.4 million. The increase is primarily attributable to an increase in total deposits, accrued interest and other liabilities coupled with a decrease in securities sold under agreements to repurchase. The increase reflects continued growth of the Subsidiary Banks.

Deposits

Total deposits increased by $15.3 million to $476.0 million. Such increase is primarily attributable to the internal growth in deposits. Of the total increase, non-interest bearing and interest bearing deposits increased by $14.5 million and $12.5 million, respectively, more than offsetting decreases in savings and time deposits of $3.7 million and $ 8.0 million, respectively.

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

Total shareholders' equity of $36.1 million at June 30, 2000 was 6.2% of total assets, a moderate increase compared with $35.4 million at December 31, 1999. For purposes of computing regulatory capital of the Company, which includes the Company and the Subsidiary Banks, governmental regulations require that the goodwill intangible asset be ignored. The Company's and the Subsidiary Banks' regulatory capital ratios decreased at June 30, 2000 compared to the end of 1999. Despite the decreases the Company and the Subsidiary Banks remain well capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 2000:


                                                                                           To Be Well
                                                                       For Capital         Capitalized Under
                                                                         Adequacy          under Corrective
                                                     Actual              Purposes          Actio Provision
                                                  Amount     Ratio       Amount   Ratio        Amount     Ratio

        Total capital (to risk weighted assets)

            Greater Community Bancorp            $  52,585     13.33%  $ 31,559    8.00%    $       -       -
            Great Falls Bank                        27,970     11.34%    19,731    8.00%      24,665     10.00%
            Bergen Commercial Bank                  11,106     10.16%     8,745    8.00%       7,297     10.00%
            Rock Community Bank                      4,747     40.61%       935    8.00%       1,169     10.00%

      Tier 1 Capital (to risk weighted assets)
             Greater Community Bancorp              37,543      9.52%    15,774    4.00%           -         -
             Great Falls Bank                       24,877     10.09%     9,862    4.00%      14,793      6.00%
             Bergen Commercial Bank                  9,764      8.93%     4,374    4.00%       6,560      6.00%
             Rock Community Bank                     4,627     39.58%       468    4.00%         701      6.00%

      Tier 1 Capital (to average assets)
            Greater Community Bancorp               37,543      6.44%    23,318   4.00%            -         -
            Great Falls Bank                        24,877      6.56%    15,169   4.00%       18,961      5.00%
            Bergen Commercial Bank                   9,764      6.27%     6,229   4.00%        7.786      5.00%
            Rock Community Bank                      4,627     18.92%       978   4.00%        1,223      5.00%



During the last three quarters of 1999 and the first quarter of 2000 the Company declared cash dividends at the rate of $0.07 per share, or an annual rate of $0.28 per share. During the second quarter of 2000 the Company increased the declared quarterly dividend by 7% to $0.075 per share, or an annual dividend rate of $0.30 per share. The Company's payment of a 5% stock dividend during the second quarter of 2000 had the effect of further increasing the annual dividend rate by 5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of a quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

Although future movements of interest rates cannot be predicted with certainty, the interest rate sensitivity of the Company's assets and liabilities are such that a decline in interest rates during the next few months would have a favorable impact on the Company's results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

With the acquisition and consolidation of First Savings Bank of Little Falls, the Company expects to continue to improve its results of operations from core banking activities and earnings per share in future reporting periods.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 1999 Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission.

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

     None.

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     See Item 4, Part II, of Form 10-Q for quarter ended March 31, 2000, with respect to the annual Meeting of Stockholders held on April 18, 2000.

Item 5 -  Other information

     None.


Item 6 -  Exhibits and Reports on Form 8-K

               (a)                    Exhibits.  The following exhibits are
                                                 filed with this Report.

               Exhibit No.            Description

                    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended June 30, 1998, filed August 14, 1998).

                    3.2 Bylaws of the Company as amended and restated effective December 16, 1997 (incorporated by reference to Exhibit 3 to Form 10-KSB for the year ended December 31, 1997, filed
                                      March 23, 1998).

                    4.1               Junior    Subordinated     Indenture
                                            between   the  Company  and  Bankers
                                            Trust Company as Trustee,  dated May
                                            1997  (incorporated  by reference to
                                            Exhibit  4.1  of  Exhibits  to  Form
                                            S-2/A  Registration  Statement filed
                                            by GCB  Capital  Trust  and  Greater
                                            Community    Bancorp    under    the
                                            Securities Act of 1933, Registration
                                            Nos. 333-26453-01,  333-26453, filed
                                            May 9, 1997).

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
                                            (incorporated    by   reference   to
                                            Exhibit  10.1 to Form 10-KSB for the
                                            year ended December 31, 1998,  filed
                                            March 17, 1999).

                     10.2              Employment   Agreement  of  C.  Mark
                                            Campbell   dated   July   31,   1998
                                            (incorporated    by   reference   to
                                            Exhibit  10.2 to Form 10-KSB for the
                                            year ended December 31, 1998,  filed
                                            March 17, 1999).

                     10.3              Employment  Agreement  of  Erwin  D.
                                            Knauer    dated    July   1,    1999
                                            (incorporated    by   reference   to
                                            Exhibit   10.3  to  Form   10-Q  for
                                            quarter  ended  September  30, 1999,
                                            filed November 15, 1999.

                     10.4              Executive  Supplemental   Retirement
                                            Income Agreement for George E. Irwin
                                            dated as of  January  1, 1999  among
                                            Great  Falls  Bank,  George E. Irwin
                                            and  Greater  Community  Bancorp (as
                                            guarantor)      (incorporated     by
                                            reference  to  Exhibit  10.4 to Form
                                            10-K for the year ended December 31,
                                            1999), filed March 28, 2000).

                     10.5              Executive  Supplemental   Retirement
                                            Income   Agreement   for   C.   Mark
                                            Campbell dated as of January 1, 1999
                                            among  Bergen  Commercial  Bank,  C.
                                            Mark Campbell and Greater  Community
                                            Bancorp (as guarantor) (incorporated
                                            by reference to Exhibit 10.5 to Form
                                            10-K for the year ended December 31,
                                            1999 filed March 28, 2000).

                           27               Financial Data Schedule

      (b)      Reports on Form 8-K.
               --------------------


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

                    On July 7, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the following events:

                                    The  appointment  of Michael W.  Mulligan as
                                    President  and  CEO  of the  Company's  full
                                    service   brokerage   subsidiary,    Greater
                                    Community Financial, L.L.C.

                                    The declaration of a quarterly cash dividend of $.075 per common share payable on July 31, 2000 to shareholders of record on July 14, 2000.

                                    The   appointment   of  Kevin   Bohichic  as
                                    e-commerce  manager overseeing the Company's
                                    PC banking department.

                                   The Board of Directors approval to purchase upto 600,000 shares of the Company's outstanding common stock over the next 24 months.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   August 14, 2000                      By:
       ----------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)