Form 10-Q
period 2000-09-30
GREATER COMMUNITY BANCORP
filed 2000-11-14
CIK 773845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    September 30, 2000
                                              ----------------------

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                      to
                                     ------------------

     Commission file number                  0-14294
                           -------------------------


                             Greater Community Bancorp
     -------------------------------------------------
                 (Exact name of registrant as specified in its charter)


            NEW JERSEY                                     22-2545165
     ---------------------------------                ---------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
     -------------------------------------------------------------
                (Address of principal executive offices)

                                 (973) 942-1111

           (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 6,313,596 shares at November 3, 2000.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements

         Consolidated Balance Sheet at

            September 30, 2000 (Unaudited) and December 31, 1999............. 3


         Consolidated Statements of Income (Unaudited)
            Three and Nine months ended
            September 30, 2000 and 1999 ......................................4


         Consolidated Statements of Changes in Shareholders'
            Equity and Comprehensive Income (Unaudited)
            Nine Months ended September 30, 2000 and 1999.....................5


         Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 2000 and 1999.....................6


         Notes to Consolidated Financial Statements(unaudited)................7


Item  2 -  Management's Discussion and Analysis of Financial

                Condition and Results of Operations...........................8

Item  3 -  Quantitative and Qualitative Disclosures about Market Risk..16

PART  II  -  OTHER INFORMATION

Items  1  through  6.........................................................17



Signatures...................................................................20

PART 1 - FINANCIAL INFORMATION

Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                       September 30,        December 31,
                                                                               2000              1999
                                                                           ----------         -------
ASSETS                                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                               $ 16,141             $ 16,850
FEDERAL FUNDS SOLD                                                            9,980                2,350
                                                                           --------             --------
          Total cash and cash equivalents                                    26,121               19,200
DUE FROM BANKS - Interest-bearing                                             7,718               10,675
SECURITIES

   Available-for-sale, at fair value                                        138,192              142,236
   Held-to-maturity, at amortized cost
         (Fair values $3,482 and $8,506)                                      3,740                8,955
                                                                           --------            ---------
                                                                            141,932              151,191

LOANS                                                                       363,988              346,935
 Less - Allowance for possible loan losses                                    5,672                4,953
        Unearned income                                                       1,752                1,419
                                                                           --------            ---------
          Net loans                                                         356,564              340,563
PREMISES AND EQUIPMENT, net                                                   6,868                7,840
ACCRUED INTEREST RECEIVABLE                                                   4,102                3,825
BANK OWNED LIFE INSURANCE                                                    11,091               10,690
INTANGIBLE ASSETS                                                            12,545               13,128
OTHER ASSETS                                                                 10,532               10,341
                                                                           --------            ---------
          Total assets                                                     $577,473             $567,453
                                                                           ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS

   Non-interest-bearing                                                    $ 98,907             $ 93,968
   Interest-bearing                                                          80,761               70,356
   Savings                                                                   55,164               60,635
     Time Deposits less than $100                                           156,464              198,523
   Time Deposits $100 and over                                               46,384               37,152
                                                                           --------             --------
          Total deposits                                                    437,680              460,634

FHLB ADVANCES                                                                35,000               25,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                               33,640               16,403
ACCRUED INTEREST PAYABLE                                                      3,699                3,022
OTHER LIABILITIES                                                             6,679                3,992
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                          23,000               23,000
                                                                           --------            ---------
          Total Liabilities                                                 539,698              532,051
                                                                           --------            ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,309,904
      and 6,031,994 shares outstanding                                        3,155                 3,016
  Additional paid-in capital                                                 34,115                31,891
  Retained earnings                                                           1,126                 1,636
  Accumulated other comprehensive income (loss)                                (621)               (1,141)
                                                                           ---------             ---------
   Total shareholders' equity                                                37,775               35,402
                                                                           ---------            --------
    Total liabilities and shareholders' equity                             $577,473             $567,453
                                                                           =========            ========

                     (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                  (Unaudited)

                                                                            Three Months                  Nine Months
                                                                          Ended September 30,           Ended September 30,
                                                                          -------------------           -------------------
                                                                           2000         1999             2000         1999
                                                                           ----         ----             ----         ----
INTEREST INCOME

       Loans, including fees                                              $7,888       $6,960          $22,970      $18,013
       Securities                                                          2,351        2,172            7,056        5,799
       Federal Funds sold and deposits with banks                            350          389            1,029          968
                                                                         -------       ------          -------      -------
           Total interest income                                          10,589        9,521           31,055       24,780
                                                                         -------       ------          -------      -------

INTEREST EXPENSE
       Deposits                                                            4,039        3,937           11,949        9,554
       Short-term borrowings                                                 736          336            1,870          953
       Long-term borrowings                                                  575          575            1,725        1,725
                                                                          ------       ------          -------      -------
     Total interest expense                                                5,350        4,848           15,544       12,232
                                                                          ------       ------          -------      -------
NET INTEREST INCOME                                                        5,239        4,673           15,511       12,548

PROVISION FOR POSSIBLE LOAN LOSSES                                           213          194              786          753
                                                                          ------       ------          -------       ------
           Net interest income after
              provision for possible loan losses                           5,026        4,479          14,725        11,795

OTHER INCOME

       Service charges on deposit accounts                                 523            526          1,483          1,502
       Other commissions and fees                                          212            270            894            954
       Gain on sale of securities                                           57            103             29          2,096
       Gain on sale of assets                                                -              -            517              -
       All other income                                                    577            506      1,710     1,282
                                                                        --------       ------     -------   ------
                                                                         1,369          1,405          4,633          5,834
OTHER EXPENSES

    Salaries and employee benefits                                       2,304          2,015          6,940          6,481
    Occupancy and equipment                                                770            803          2,428          2,163
    Regulatory, professional and other fees                                503            391          1,195          1,161
       Computer services                                                    90            104            299            275
    Amortization of intangible assets                                      194            194            583            414
       Office expense                                                      246            211            734            595
    All other operating expenses                                           402            357          1,756          1,763
                                                                        --------       ------        --------        ------
           Total other expenses                                          4,509          4,075         13,935         12,852
                                                                        --------       ------        --------        ------

           Income before income taxes                                    1,886          1,809          5,423          4,777
                                                                        --------       ------         -------        ------

PROVISION FOR INCOME TAXES                                                 673            756          2,010          1,821
                                                                        --------       ------         -------        ------

NET INCOME                                                              $1,213        $ 1,053         $3,413        $ 2,956
                                                                        ------        -------         -------       -------

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                              6,316          6,326          6,327          6,130
                                                                        -------       -------         -------       -------

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                            6,445          6,552          6,436          6,359
                                                                        -------       -------         ---------------------

NET INCOME PER SHARE - Basic                                            $ 0.19        $ 0.16          $ 0.54        $  0.48
                                                                        -------       -------         ------- -------------

NET INCOME PER SHARE - Diluted                                          $ 0.19        $ 0.16          $ 0.53        $  0.46
                                                                        -------       -------         ------- -------------

                    (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                        (in thousands, unaudited)

Nine Months ended September 30, 2000

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid-in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings     Income (Loss)         Equity             Income
                                        -----        -------      --------     -------------         ------             ------

Balance January 1, 2000                   $3,016        $31,891      $1,636           ($1,141)        $35,402                   -

Net Income                                                            3,413                             3,413              $ 3,413

5% stock dividend                          151            2,401     (2,555)                                (3)

Exercise of stock options                    6               76                                            82


Issuance of common
   Stock for dividend

   reinvestment plan                          22            328                                           350


Cash dividends                                                      (1,368)                            (1,368)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                                520            520              520
                                                                                                                         ------

Total comprehensive income                                                                                               $3,933
                                                                                                                         ------
Retirement of treasury stock
                                            (40)          (581)                                          (621)
                                         -------        --------   --------           ---------          -------


Balance, September 30, 2000              $3,155        $34,115      $ 1,126             $(621)           $37,775
                                         --------      ---------    --------          ---------          -------



Nine Months ended September 30, 1999

                                                                                Accumulated

                                                   Additional                      Other              Total
                                        Common       Paid-in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings     Income (Loss)         Equity             Income
                                        -----        -------      --------     -------------         ------             ------

Balance January 1, 1999                   $2,665        $25,460      $1,932             $2,252            $32,309                -

Net Income                                                            2,956                                 2,956          $ 2,956

5% stock dividend                            143          2,740     (2,887)                                   (4)

Exercise of stock options                      9             98                                               107

Issuance of common stock                     195          3,556                                             3,751

Issuance of common
   Stock for dividend

   Reinvestment plan                           9            189                                               198

Cash dividends                                                      (1,159)                               (1,159)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                            (2,320)            (2,320)          (2,320)
                                                                                                                          -------

Total comprehensive income                                                                                                   $636
                                                                                                                           -------
Retirement of treasury stock
                                            (11)          (233)                                             (244)
                                         -------       --------     --------        ---------           ---------


Balance, September 30, 1999              $3,010        $31,810          $842            $(68)             $35,594
                                        --------      ---------      -------        ---------             -------

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                2000             1999
                                                                                              -------           -----
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                                   $ 3,413         $ 2,956
 Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                                             1,745           1,325
      Accretion of discount on securities, net                                                    (49)            (83)
      Gain on sale of securities, net                                                             (29)         (2,096)
      Gain on sale of assets                                                                     (517)
      Gain on sale of other real estate owned                                                       -             (18)
      Provision for possible loan losses                                                          786             753
   Increase in accrued interest receivable                                                       (277)            (382)
   Increase in other assets                                                                      (592)          (6,020)
   Increase in accrued expenses
                     and other liabilities                                                      3,364            1,217
                                                                                              --------          ------
        Net cash provided (used in) by operating activities                                     7,844           (2,348)
                                                                                              --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Available-for-sale securities -
     Purchases                                                                                (16,017)        (29,334)
     Sales                                                                                      1,496          15,137
     Maturities and principal paydowns                                                         19,401          29,426
      Held-to-maturity securities -
     Purchases                                                                                      -            (684)
     Maturities                                                                                 5,215           8,709
      Net decrease in interest-bearing deposits
     with banks                                                                                 2,957           1,968
      Net increase in loans                                                                   (16,001)        (16,157)
      Capital expenditure                                                                        (700)         (1,024)
      Decrease in other real estate                                                                 -           1,722
      Cash paid in purchase transaction, First Savings Bank                                         -         (23,000)
                                                                                              --------        --------
        Net cash used in investing activities                                                  (3,649)        (13,237)
                                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net (decrease) increase in deposit accounts                                             (22,954)         10,083
      Increase in FHLB advances                                                                10,000               -
      Increase in repurchase agreements                                                        17,237           8,650
      Dividends paid                                                                           (1,368)         (1,159)
      Proceeds from exercise of stock options                                                      82               -
      Proceeds from issuance of common stock                                                      350           4,056
      Purchase of treasury stock                                                                 (621)           (244)

        Net cash (used in) provided by financing activities                                     2,726          21,386
                                                                                              --------         ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       6,921           5,801

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 19,200          23,640
                                                                                              --------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $26,121          $29,441
                                                                                              ========         =======


                               (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 2000, the consolidated results of operations for three and nine months ended September 30, 2000 and 1999 and cash flows for nine months ended September 30, 2000 and 1999. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 1999.

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

During September 2000, the Company's Board of Directors declared a cash dividend of 7.5 cents ($.075) per share, payable on October 31, 2000 to shareholders of record on October 13, 2000.

EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options. Prior period per share amounts have been restated to reflect adoption of SFAS 128.

In June 2000, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133 was issued. SFAS No. 138 amends SFAS No. 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives. On October 1, 2000, the Company has adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 and these statements did not have a material affect on the Company's financial position or results of operations.

                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------

The following discussion and analysis of the Company's consolidated financial condition as of September 30, 2000 and the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1999, and the other information herein. The consolidated statement of condition as of September 30, 2000 and the statements of operations and cash flows for the nine months ended September 30, 2000 and 1999 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank (GFB), Bergen Commercial Bank
(BCB) and Rock  Community  Bank (RCB) and the term "Trust" refers to GCB Capital
Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three and nine months ended September 30, 2000. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 1999.

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

The Company is a diversified financial services company operating retail banking, securities brokerage, and equipment leasing businesses that provide products and services in the Company's primary geographic markets in the northern counties of New Jersey. Through Highland Capital Corp., one of the Company's wholly-owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses in New Jersey and contiguous states. The Company also has a wholly owned nonbank subsidiary, Greater Community Financial, L.L.C., which engages in the businesses of securities broker-dealer.

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

EARNINGS SUMMARY

Net income for the first nine months of 2000 was $3.4 million or $0.53 per diluted share, a 15.4% increase over $3.0 million or $0.46 per diluted share earned in the first nine months of 1999.

Net Income for the third quarter of 2000 was $1.2 million or $0.19 per diluted share, a 15.2% increase over $1.1 million or $0.16 per diluted share earned in the third quarter of 1999.

Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.62 and $0.22 for the nine- and three- month periods ended September 30, 2000, respectively, compared to $0.53 and $0.19 per diluted share in the same periods of 1999.

The increase in net income for the nine-month period primarily reflects higher net interest income partially offset by reduced other income (primarily reduced gain on sale of securities) and higher salaries and employee benefits, occupancy and equipment expense and provisions for income taxes.

The increase in net income for the three-month period primarily reflects higher net interest income, offset by reduced other income (primarily reduced commissions and fees) coupled with increased total other expenses (primarily salaries and employee benefits and regulatory and professional fees).

Net Interest Income

Nine-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the nine months ended September 30, 2000 increased by $3.0 million (23.6%) to $15.5 million from $12.5 million for the nine months ended September 30, 1999. Interest income from loans increased 27.5% to $23.0 million, while interest paid on deposits and borrowings increased 27.1% to $15.5 million. These increases result primarily from the purchase of First Savings on April 1, 1999 and loan growth.

Three-Month Comparison: Net interest income for the three months ended September 30, 2000 increased by $566,000 (12.1%) to $5.2 million compared to the three months ended September 30, 1999. The most important components of the increase was an increase of $928,000 (13.3%) in net interest from loans, to $7.9 million, partially offset by an increase of $400,000 (119.0%) in interest paid on short term borrowings. The increase in net interest income is primarily attributable to loan growth.

Other Income

Non-interest income continues to represent a considerable source of income for the Company. Excluding the $2.1 million gain (loss) on sale of securities in 1999 and $29,000 gain in 2000, total non-interest income increased $866,000 (23.2%) to $4.6 million for the nine months ended September 30, 2000, compared to the same period in 1999. This increase is primarily attributable to the purchase of First Savings coupled with income from sale of deposits and property and equipment.

During the second quarter of 2000, the Company decided to dispose of one of BCB's branches. It realized gain from sale of deposits in the amount of $354,000 coupled with gain on the sale of property, furniture and fixtures in the amount of $163,000.

In the third quarter of 2000, other income had a moderate decrease compared to the third quarter of 1999.

Non-Interest Expense

Total other expenses increased by $1.1 million (8.4%) to $13.9 million, for the nine months ended September 30, 2000 compared to the same period in 1999. In the third quarter of 2000, total other expenses increased by $434,000 (10.7%) to $4.5 million compared to the same period in 1999.

The largest component of other expenses, salaries and employee benefits, increased by $289,000 (14.3%) to $2.3 million, and by $1.6 million (28.9%) to $6.9 million (excluding $1.1 million in one-time expenses in 1999), for the three months and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. The increase in such expense is a result of First Savings as well as the growth of the Company.

The second largest component of other expenses, occupancy and equipment expense decreased by $33,000 (4.1%) and increased by $265,000 (12.3%) for the three months and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. The majority of the increase for the first nine months of 2000 is related to the general growth of the Company.

Amortization of intangible assets increased by $169,000 (40.8%) for the nine months ended September 30, 2000. The increase reflects the amortization of goodwill resulting from the purchase of First Savings. Such amortization commenced at the beginning of the second quarter of 1999 at the rate of $168,000 per quarter and will continue for 20 years.

All other operating expenses for the third quarter of 2000 increased by $45,000 compared to the third quarter of 1999. Other operating expenses for the nine months ended September 30, 2000 were almost unchanged compared to the first nine months of 1999.

Provision for Possible Loan Losses

The provision for possible loan losses for both the nine and three months ended September 30, 2000 increased slightly, relative to the same periods of 1999, not including a one-time provision in the amount of $290,000 recorded in the first nine months of 1999 relative to the acquisition of First Savings. Excluding such one-time charge the provision would have increased by $323,000, primarily due to the increase in total loans resulting from the purchase of First Savings and the overall growth in loans.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2000 was $2.0 million, a 37% effective tax rate, compared to $1.8 million, a 38% effective tax rate, for the same period in 1999.

The reduction in the effective tax rate is attributable to the increase in tax advantageous bank-owned life insurance income partially offset by the increase in non-deductible amortization expense on intangible assets partially offset by

FINANCIAL CONDITION

ASSETS

Between December 31, 1999 and September 30, 2000 total assets increased by $10.0 million to $577.5 million. The 1.8% increase is primarily attributable to the growth of the Company, particularly in loans and cash and cash equivalents, partially offset by a decrease in securities.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans increased from December 31, 1999 to September 30, 2000 by $17.1 million (4.9%) to $364.0 million. Such increase resulted primarily from internal growth.

The following table reflects the composition of the gross loan portfolio as of September 30, 2000 and December 31, 1999.



                                               September 30,      December 31,

                                                   2000              1999
                                                  -----             ----

     Loans secured by one- to - four-family
         Residential properties                   $147,830      $ 154,822
     Loans secured by nonresidential properties    156,801        140,200
     Loans to individuals                            9,533          9,405
     Commercial loans                               36,489         30,702
     Construction loans                             12,161         10,024
     Other loans                                     1,174          1,782
                                                   -------        -------
          Total gross loans                       $363,988       $346,935
                                                  ========       ========


Nonperforming Assets

Nonperforming  assets  include  nonaccrual  loans and other  real  estate  owned
(OREO). At September 30, 2000, total nonperforming assets totaled $3.0 million (0.82% of total gross loans), unchanged from December 31, 1999. Nonaccruing loans at September 30, 2000 were $1.4 million or 0.39% of total loans, as compared to $1.7 million or 0.48% of total loans at December 31, 1999. Loans past due 90 days or more and still accruing at September 30, 2000 increased to $462,000 from $248,000 at December 31, 1999.

OREO was $256,000 at September 30, 2000 compared to $467,000 at December 31, 1999, a decrease of $211,000, primarily as a result of sales.

The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                              September 30,        December 31,
                                                 2000                  1999
                                             -------------          --------

Nonaccruing loans                               $1,432               $1,678
Renegotiated loans                                 850                  606
                                                ------               ------
     Total nonperforming loans                   2,282                2,284
                                                ------               ------

Loans past due 90 days and accruing                462                  248
Other real estate                                  256                  467
                                                ------               ------
     Total nonperforming assets                 $3,000               $2,999
                                                ======               ======


Asset Quality Ratios

Nonperforming loans to total gross loans         0.63%                 .66%
Nonperforming assets to total gross loans        0.82%                 .86%
Nonperforming assets to total assets             0.52%                 .53%
Allowance for possible loan losses to
   nonperforming loans                         248.55%              216.86%


During the nine months ended September 30, 2000, gross interest income of $55,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

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

As of September 30, 2000 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                         September 30,            December 31,
                                              2000                   1999
                                         ------------               -------

Impaired loans -
    Recorded investment                     $ 1,542                $ 1,232
    Valuation allowance                     $   299                $   186


This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the nine-month period ended September 30, 2000 was $1.6 million compared to $419,000 at December 31, 1999.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $73,000 for the nine-month period ended September 30, 2000.

Analysis of the Allowance for Possible Loan Losses

Between December 31, 1999 and September 30, 2000, the allowance for possible loan losses increased by $719,000 (14.5%) to $5.7 million, which constituted 1.56% of gross loans on September 30, 2000 compared to 1.43% at December 31, 1999. The provision for possible loan losses added $786,000 for the nine-month period, while the net chargeoffs were $67,000. Management believes the allowance for possible loan losses at September 30, 2000 of $5.7 million or 189.06% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for possible loan losses during the nine-month periods ended September 30, 2000 and 1999.

                                                       2000      1999

Balance at beginning of period, January 1,            $4,953   $3,525
Charge-offs:
    Commercial, financial and agricultural                43       95
    Real estate--mortgage                                 25        -
    Installment loans to individuals                      45       38
    Credit cards and related plans                        33       54
                                                      -------  ------
                                                         146      187
Recoveries:
    Commercial, financial and agricultural                13       47
    Real estate--mortgage                                 50       61
    Installment loans to individuals                       6        2
    Credit cards and related plans                        10       10
                                                      -------  ------
                                                          79      120
                                                      -------   ------
Net charge-offs                                          (67)     (67)
Provision charged to operations
   during the nine-month period                          786      753
Adjustments                                                -      624
                                                       -------  ------
Balance at end of period, September 30,               $5,672   $4,835
                                                       =======  ======
Ratio of net charge-offs during the
   nine-month period to average loans
   outstanding during that period                        .02%    .02%


Investment Securities

Securities decreased by a net amount of $9.3 million (6%) from December 31, 1999 to September 30, 2000. The majority of such decrease resulted from either maturities or principal paydowns. Of the total decrease, securities available for sale decreased by $4.0 million and securities held to maturity decreased by $5.2 million.

Cash

Cash and cash equivalents increased by $6.9 million (36.0%) to $26.1 million between December 31, 1999 and September 30, 2000. Cash and due from banks, decreased by $709,000 while federal funds sold increased by $7.6 million (324.7%). The increase in federal funds sold was primarily due to proceeds from maturities and principal paydowns of investment securities.

Intangible Assets

Intangible assets at September 30, 2000 totaled $12.5 million, the majority of which represents the unamortized portion of the goodwill intangible asset arising from the acquisition of First Savings. The total premium was $13.3 million, which is being amortized at the rate of $168,000 per quarter over a 20-year period.

LIABILITIES

Between December 31, 1999 and September 30, 2000, total liabilities increased by $7.6 million (1.4%) to $539.7 million. The increase is primarily attributable to increases in FHLB advances of $10.0 million and securities sold under agreements to repurchase of $17.2 million and federal funds purchased, offset by a $23.0 million decrease in total deposits.

Deposits

Total deposits decreased by $23.0 million to $437.7 million. The decrease is a direct result of time deposit roll-off due to maturities. Of the total decrease, time deposits and savings deposits decreased by $32.8 million and $5.5 million, respectively, while non-interest bearing and interest bearing deposits increased by $4.9 million and $10.4 million, respectively.

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

Total shareholders' equity of $37.8 million at September 30, 2000 was 6.5% of total assets, a moderate increase compared with $35.4 million or 6.2% of total assets at December 31, 1999. For purposes of computing regulatory capital of the Company, which includes the Company and the Subsidiary Banks, governmental regulations require that the goodwill intangible asset be ignored. The Company's and the Subsidiary Banks' regulatory capital ratios decreased at September 30, 2000 compared to the end of 1999. Despite the decreases the Company and the Subsidiary Banks remain well capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 2000.

                                                                                              To Be Well Capitalized
                                                                                              under Prompt
                                                                  For Capital Adequacy        Corrective Action
                                                  Actual          Purposes                    Provision
                                             Amount    Ratio       Amount Ratio             Amount       Ratio

Total capital (to risk weighted assets)
  Greater Community Bancorp                $ 53,470     14.51%    $ 29,479    8.00%       $       -          -
  Great Falls Bank                           28,188     11.37%      19,838    8.00%          24,797      10.00%
  Bergen Commercial Bank                     11,575     10.60%       8,733    8.00%          10,916      10.00%
  Rock Community Bank                         4,765     36.56%       1,043    8.00%           1,304      10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp                  38,650     10.49%      14,739    4.00%               -          -
  Great Falls Bank                           25,077     10.11%       9,919    4.00%          14,878       6.00%
  Bergen Commercial Bank                     10,210      9.35%       4,366    4.00%           6,550       6.00%
  Rock Community Bank                         4,625     35.48%         521    4.00%             782       6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp                  38,650      6.74%      22,941   4.00%                -          -
  Great Falls Bank                           25,077      6.73%      14,900   4.00%            18,624      5.00%
  Bergen Commercial Bank                     10,210      6.79%       6,017   4.00%             7,521      5.00%
  Rock Community Bank                         4,625     20.90%         885   4.00%             1,107      5.00%


During the last three quarters of 1999 and the first quarter of 2000 the Company declared cash dividends at the rate of $0.07 per share, or an annual rate of $0.28 per share. During the second and third quarters of 2000 the Company increased the declared quarterly dividend by 7% to $0.075 per share, or an annual dividend rate of $0.30 per share. The Company's payment of a 5% stock dividend during the second quarter of 2000 had the effect of further increasing the annual dividend rate by 5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will be able to continue its current dividend policy of a quarterly cash dividends to its shareholders. However, continuation of this policy will depend on future financial performance.

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
                                            (incorporated    by   reference   to
                                            Exhibit   10.3  to  Form   10-Q  for
                                            quarter  ended  September  30, 1999,
                                            filed November 14, 1999.

                   10.4 Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference  to  Exhibit  10.4 to Form
                                            10-K for the year ended December 31,
                                            1999, filed March 28, 2000).

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

                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   November 14, 2000                    By:\Naqi A. Naqvi
       ------------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)