Form 10-K
period 2000-12-31
GREATER COMMUNITY BANCORP
filed 2001-03-29
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                             ---------------   -----------------

               Commission file number      0-14294
                                     ---------------------

                            Greater Community Bancorp
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                  22-2545165
  -------------------------------                   ----------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


 55 Union Boulevard, Totowa, New Jersey                    07512
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (973) 942-1111
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
          None                               Nasdaq National Market

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, Par Value $.50 Per Share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

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

        $43,936,907 AS OF FEBRUARY 22, 2001. For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, was as follows:
        6,329,172 AS OF FEBRUARY 22, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on April 17, 2001 is incorporated by reference into Part III, Items 9 through 12, inclusive.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                    INDEX TO FORM 10-K FOR DECEMBER 31, 2000


PART I                                                                  PAGE NO.

Item 1.       Business....................................................  1
Item 2.       Properties..................................................  8
Item 3.       Legal Proceedings...........................................  8
Item 4.       Submission of Matters to a Vote of Security Holders.........  8


PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................  9
Item 6.       Selected Financial Data..................................... 10
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 10
Item 7a.      Quantitative and Qualitative Market Risk.................... 24
Item 8.       Financial Statements........................................ 25
Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 50


PART III

Item 10.      Directors and Executive Officers of the Registrant.......... 50
Item 11.      Executive Compensation...................................... 50
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.................................................. 50
Item 13.      Certain Relationships and Related Transactions.............. 50


PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.................................................... 51


SIGNATURES................................................................ 53

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

    During 2000, the Company demonstrated continued sustainable growth both in assets and earnings in an increasingly competitive and volatile environment. As of December 31, 2000, the Company's consolidated assets were $607.3 million, as compared with consolidated assets of $567.5 million at December 31, 1999. Earnings for the full year 2000 were $4.8 million or $0.75 per diluted share ($0.76 per basic share), up from $4.2 million or $0.65 per diluted share ($0.68 per basic share) in 1999. Cash earnings per diluted share, which excludes goodwill amortization, were $0.87 for 2000, a 16% increase compared to 1999. The Company declared total cash dividends of $0.30 per share and $0.26 per share during 2000 and 1999, respectively.

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

    (ii) GCB Realty, L.L.C. ("Realty") was formed in July 1997 as a New Jersey limited liability company located in Totowa, New Jersey. The purposes of Realty are to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. BCB and three other tenants lease space in the building.

    (iii) GCB Capital Trust (the "Trust") was formed in April 1997 under the Business Trust Act of Delaware. The sole purposes of the Trust were issuing and selling Preferred Securities and Common Securities and using the sales proceeds to acquire Junior Subordinated Debentures (the "Debentures" issued by the Company. The Junior Subordinated Debentures are the sole assets of the Trust and the payments under the Junior Subordinated Debentures are its sole revenues. The Company owns all of the Trust's Common Securities.

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

BANK SUBSIDIARIES

    GFB received its charter from the New Jersey Department of Banking & Insurance (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. GFB has six additional branches, all of which are located in Passaic County, New Jersey. Three branches are located in Little Falls, two of which were acquired by merger in April 1999 and the other has operated since March 1988. Two branches are located in Clifton, one of which were acquired by merger in April 1995 and the other was a de novo branch established in 1997. A sixth branch, located at 100 Furler Street, Totowa, has been in operation since 1996.

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

    BCB was incorporated in New Jersey in 1987 and commenced its banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. In addition to its main office at Two Sears Drive in Paramus, New Jersey, BCB has four additional branch offices, located in Hasbrouck Heights, Wood-Ridge, Wallington, and Hackensack. A fifth branch in Little Ferry was acquired by merger in April 1999.

    GFB and BCB each has a wholly-owned investment company subsidiary, a New Jersey corporation, formed to manage their respective investment portfolios. Each of the investment companies in turn has a wholly-owned Delaware subsidiary established in June 2000 whose purpose is to hold and manage securities investments.

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

    A policy of the Federal Reserve requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 2000, the Company had approximately $8.2 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies which require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

    Satisfactory capital ratios and Community Reinvestment Act ("CRA") ratings are generally prerequisites to obtaining regulatory approval to make acquisitions. The Financial Modernization Act of 1999, allows the Company to expand into insurance, securities, merchant banking and other activities that are financial in nature.

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

    The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements".

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

BANK DIVIDENDS

    New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 2000, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases".

RESTRICTIONS ON INTERCOMPANY TRANSACTIONS

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent in 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well- capitalized, adequately capitalized or undercapitalized. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratios of 10.0% or greater, (ii) Tier I risk-based capital ratios of 6.0% or greater, and (iii) Tier I leverage ratios of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratios of 8.0% or greater; (ii) Tier I risk-based capital ratios of 4.0% or greater, and (iii) Tier I leverage ratios of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant. Effective January 1, 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rates were 0.00% in 1999 and 2000.

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

    At December 31, 2000, the Company's total risk-based capital and leverage capital ratios were 13.88% and 7.10%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

    Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately- capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4%, and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. If an institution's ratio of tangible capital to total assets falls below a "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund.

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

EMPLOYEES

    As of December 31, 2000, the Company employed a total of approximately 198 employees, including 163 full-time employees. Management considers relations with employees to be satisfactory.


ITEM 2 -  PROPERTIES

    The Company does not directly own or lease any land, buildings or equipment. However, the Company's wholly-owned nonbank subsidiary, Realty, owns a property in Bergen County, New Jersey.

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

    For further information regarding the Bank Subsidiaries' lease obligations, see Note 14 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2000, contained in Item 7 -"Financial Statements."


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


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Company's common stock was held by approximately 1,046 holders of record on December 31, 2000, and is traded on the Nasdaq National Market under the symbol GFLS.

    The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotation and cash dividends have been adjusted to take into account the effect of the 5% stock dividends paid in 2000 and 1999, respectively.


                                                                      Cash
                                            Market Quotations       Dividends
                                          --------------------
                                            High          Low       Declared
                                          --------       -----     ----------
Year Ended December 31, 1999
  First Quarter                            $10.66       $ 8.85       $.06
  Second Quarter                             9.87         8.73        .06
  Third Quarter                             10.88         9.05        .07
  Fourth Quarter                            10.44         8.81        .07

Year Ended December 31, 2000
  First Quarter                            $ 8.93       $ 6.19       $.07
  Second Quarter                             8.33         6.67        .07
  Third Quarter                              8.88         7.75        .08
  Fourth Quarter                             9.00         8.00        .08


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


                                                                          As of the Years Ended December 31,
                                                          ----------------------------------------------------------------
(In thousands, except per share data)                       2000          1999          1998          1997          1996
                                                          --------      --------      --------      --------      --------
SUMMARY OF OPERATIONS:
  Total interest income............................       $ 41,458      $ 34,564      $ 24,866      $ 20,548      $ 18,693
  Total interest expense...........................         20,664        17,140        12,009         8,948         7,154
  Net interest income..............................         20,794        17,424        12,857        11,600        11,539
  Provision for possible loan losses...............          1,048           885           520           485           440
  Net interest income after provision for
      possible loan losses.........................         19,746        16,539        12,337        11,115        11,099
  Other income.....................................          6,167         7,270         4,656         2,755         1,929
  Other expenses...................................         18,290        17,288        11,450         9,775         9,379
  Income before income taxes.......................          7,623         6,521         5,543         4,095         3,649
  Provision for income taxes.......................          2,793         2,349         2,000         1,495         1,312
  Net Income.......................................       $  4,830      $  4,172      $  3,543      $  2,600      $  2,337

PER COMMON SHARE DATA:
  Earnings Per Share - Basic.......................       $   0.76      $   0.68      $   0.61      $   0.54      $   0.51
  Earnings Per Share - Diluted.....................       $   0.75      $   0.65      $   0.58      $   0.51      $   0.49
  Cash dividends per common share..................       $   0.30      $   0.26      $   0.21      $   0.16      $   0.11
  Stock splits and dividends per common share......              5%            5%      2 for 1            10%           10%
  Book value per common share......................       $   6.37      $   5.59      $   5.50      $   5.01      $   4.59

SELECTED OPERATING RATIOS:
  Return on average assets.........................           0.84%         0.81%         1.00%         0.92%         0.93%
  Return on average equity.........................          13.43%        11.98%        11.88%        10.82%        11.69%
  Interest rate spread.............................           3.13%         3.02%         2.65%         3.20%         4.01%
  Net interest margin..............................           3.98%         3.78%         3.87%         4.40%         4.95%

FINANCIAL CONDITION DATA:
  Total Assets.....................................       $607,305      $567,453      $372,400      $321,985      $256,506
  Cash and cash equivalents........................         56,292        19,200        23,640        22,845        18,294
  Investment securities............................        138,153       151,191       111,601       126,776        89,679
  Total Loans, net.................................        366,139       340,563       201,765       158,125       134,587
  Allowance for possible loan losses...............          5,657         4,953         3,525         2,731         2,540
  Total Deposits...................................        465,245       460,634       293,395       257,555       223,242
  Other borrowings.................................         90,020        64,403        40,103        30,141         9,147
  Shareholders' equity.............................       $ 40,231      $ 35,402      $ 32,309      $ 29,261      $ 21,061

CAPITAL RATIOS:
  Equity to assets.................................           6.62%         6.23%         8.68%         9.09%         8.21%
  Total risk-based capital ratio...................          13.88%        13.73%        21.58%        26.19%        17.29%
  Tier I risk-based capital ratio..................          10.14%         9.59%        15.32%        17.94%        12.86%
  Leverage ratio...................................           7.10%         7.18%        11.21%        12.71%         8.01%

                         All per share data has been adjusted to reflect stock dividends and stocksplit.


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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This Form 10-K, both in this MD&A section and elsewhere (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward- looking terminology as "projected," "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's bank subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

RESULTS OF OPERATIONS:  FISCAL YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

    The Company earned $4.8 million or $0.75 per diluted share, a 16% increase over $4.2 million or $0.65 per diluted share earned during 1999. Excluding gains on the sale of investment securities and non-recurring expenses of $1.4 million related to the purchase of First Savings incurred in the second quarter of 1999, net income for the year 1999 was approximately $3.4 million compared to $2.5 million in 1998. The Company earned $3.5 million or $0.58 per diluted share in 1998, which included $1.1 million in gains on sale of investment securities.

    Cash earnings (net income before amortization of intangible assets) per diluted share were $0.87, $0.75 and $0.60 for the years ending December 31, 2000, 1999 and 1998, respectively.

    The increase in net income for the year ended December 31, 2000 primarily reflects higher net interest income, partially offset by higher salaries and employee benefits, all other expenses (including amortization of intangible assets), and higher provisions for possible loan losses and income taxes.

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

    The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest income and expense on related items, and the Company's average yield for the years ended December 31, 2000, 1999 and 1998. The yields are not shown on a fully taxable basis.

AVERAGE BALANCE SHEET, INTEREST INCOME AND EXPENSE, AND AVERAGE INTEREST RATES


                                                                                    For the Years Ended
                                                      ---------------------------------------------------------------------------
                                                               December 31, 2000                      December 31, 1999
                                                      ------------------------------------   ------------------------------------
                                                       Average      Interest     Average      Average     Interest      Average
                                                       Balance    Earned/paid   Yield/rate    Balance    Earned/paid   Yield/rate
                                                      ---------   -----------   ----------   ---------   -----------   ----------
                                                                                 (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities............................     $ 144,980    $   9,369       6.46%     $ 137,983    $   8,094       5.87%
Due from banks - interest-bearing................         8,543          549       6.43%        13,121          762       5.82%
Federal funds sold...............................         9,789          538       5.50%        11,900          612       5.14%
Loans (1)........................................       358,636       31,002       8.64%       298,278       25,096       8.41%
                                                      ---------    ---------                 ---------    ---------
    Total earning assets.........................       521,948       41,458       7.94%       461,282       34,564       7.49%
Less: Allowance for possible loan losses.........        (5,387)          --                    (4,409)          --
    Unearned income - loans......................         1,661           --                    (1,264)          --
All other assets.................................        60,114           --                    57,175           --
                                                      ---------    ---------                 ---------    ---------
    Total assets.................................     $ 578,336    $  41,458                 $ 512,784    $  34,564
                                                      =========    =========                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits..........     $ 135,953    $   3,187       2.34%     $ 123,776    $   2,725       2.20%
  Time deposits..................................       223,834       12,512       5.59%       207,460       10,651       5.13%
  Federal funds and short-term borrowings (2)....        46,748        2,665       5.70%        28,938        1,464       5.06%
  Trust preferred securities.....................        23,000        2,300      10.00%        23,000        2,300      10.00%
                                                      ---------    ---------                 ---------    ---------
            Total interest-bearing liabilities...       429,535       20,664       4.81%       383,174       17,140       4.47%

Non interest-bearing deposits....................       103,209           --                    88,003           --
Other liabilities................................         9,622           --                     6,777           --
Shareholders' equity.............................        35,970           --                    34,830           --
                                                      ---------    ---------                 ---------    ---------
     Total liabilities and
        shareholders' equity.....................     $ 578,336    $  20,664                 $ 512,784    $  17,140
                                                      =========    ---------                 =========    ---------

NET INTEREST INCOME  ............................                  $  20,794                              $  17,424
                                                                   =========                              =========

NET INTEREST MARGIN..............................                                  3.98%                                  3.78%
                                                                                   ====                                   ====

    (1)  Average balance includes nonperforming loans.
    (2) Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase.

                                                               For the Years Ended
                                                      ------------------------------------
                                                               December 31, 1998
                                                      ------------------------------------
                                                       Average      Interest     Average
                                                       Balance    Earned/paid   Yield/rate
                                                      ---------   -----------   ----------
                                                             (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities............................     $ 126,719    $   7,348       5.80%
Due from banks - interest-bearing................         9,917          578       5.83%
Federal funds sold...............................        11,524          605       5.25%
Loans (1)........................................       183,676       16,335       8.89%
                                                      ---------    ---------
    Total earning assets.........................       331,836       24,866       7.49%
Less: Allowance for possible loan losses.........        (3,078)          --
    Unearned income - loans......................          (630)          --
All other assets.................................        26,753           --
                                                      ---------     --------
    Total assets.................................     $ 354,881     $ 24,866
                                                      =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits..........     $  83,645     $  1,766       2.11%
  Time deposits..................................       127,477        7,253       5.69%
  Federal funds and short-term borrowings (2)....        13,521          633       4.68%
  Trust preferred securities.....................        23,669        2,357       9.96%
                                                      ---------     --------
            Total interest-bearing liabilities...       248,312       12,009       4.84%

Non interest-bearing deposits....................        71,010           --
Other liabilities................................         5,748           --
Shareholders' equity.............................        29,811           --
                                                      ---------     --------
     Total liabilities and
        shareholders' equity.....................     $ 354,881     $ 12,009
                                                      =========     --------

NET INTEREST INCOME  ............................                   $ 12,857
                                                                    ========

NET INTEREST MARGIN..............................                                  3.87%
                                                                                   ====

    (1)  Average balance includes nonperforming loans.
    (2) Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase.

NET INTEREST INCOME

    Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Net interest income is the largest source of the Company's operating income. Taxable net interest income was $20.8 million in 2000, a $3.4 million or 19% increase compared to 1999. Interest and fee income on loans during 2000 increased by $5.9 million or 24% over the comparable period in 1999 as a result of an increase of 20% in average total loans. The average yield on loans increased to 8.64% in 2000 compared to 8.41% in 1999 as a result of repricing of loans at prevailing rates. Loans represent 68% and 65% of average earning assets in 2000 and 1999, respectively. Income earned on investment securities during 2000 increased by $1.3 million, or 16% compared to the same period in 1999. The increase was primarily due to a 5% increase in average investments for the year ended December 31, 2000 over 1999. The average yield on securities was 6.46% for the year ended December 31, 2000, compared to 5.87% for the same period in the prior year. Investments represent 28% and 30% at 2000 and 1999, respectively, of average earning assets. Interest income on federal funds sold and deposits with banks during 2000 decreased by $287,000, or 21% compared to 1999 as a result of a $6.7 million, or 26%, decrease in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represent 4% and 5% of average earning assets at 2000 and 1999, respectively.

    In 1999, taxable net interest income increased by $4.6 million or 36% compared to 1998. Interest and fee income on loans during 1999 increased by $8.8 million or 54% over the comparable period in 1998 as a result of an increase of 62% in average total loans. The average yield on loans decreased to 8.41% in 1999 compared to 8.89% in 1998 as a result of repricing of loans at prevailing rates. Loans represent 65% and 55% of average earning assets in 1999 and 1998, respectively. Income earned on investment securities during 1999 increased by $746,000, or 10% compared to 1998. The increase was primarily due to a 9% increase in average investments for the year ended December 31, 1999 over 1998. The average yield on securities was 5.87% for the year ended December 31, 1999, compared to 5.80% for the same period in the prior year. Investments represent 30% and 38% at 1999 and 1998, respectively, of average earning assets. Interest income on federal funds sold and deposits with banks during 1999 increased by $191,000, or 16% compared to 1998 as a result of a $3.6 million, or 17%, increase in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represent 5% and 7% of average earning assets at 1999 and 1998, respectively.

    Interest expense for the year ended December 31, 2000, increased by $3.5 million or 21% from the level of interest expense for 1999. $2.3 million of the increase was related to the increase in interest expense on deposits, while $1.2 million was related to the increase in interest expense on short-term borrowings. For the year 2000, average interest rate paid increased by 34 basis points compared to 1999. The increase in total interest expense was related to the increase in average interest-bearing liabilities of $46.4 million or 12%.

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

    Average interest-bearing deposits comprised 84%, 87% and 86% of Company total funding sources in 2000, 1999 and 1998, respectively, with the balance comprised of short- and long-term funding.

    The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 3.98%, 3.78% and 3.87% for the years ended December 31, 2000, 1999 and 1998, respectively.

RATE/VOLUME ANALYSIS

      The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the years ended December 31, 2000 and 1999 compared to the prior years. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes which are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.


                                                  Full Year 2000                  Full Year 1999
                                           Compared to Full Year 1999       Compared to Full Year 1998
                                                Increase (Decrease)             Increase (Decrease)
                                          -----------------------------    ----------------------------
                                          Volume      Rate        Net      Volume     Rate        Net
                                          -------    -------    -------    -------   -------    -------
                                                                  (In Thousands)
INTEREST EARNED ON:
  Loans ...............................   $ 5,207    $   699    $ 5,906    $ 9,636   $  (875)   $ 8,761
  Investment securities ...............       458        817      1,275        663        83        746
  Other earning assets ................      (410)       123       (287)       205       (14)       191
                                          -------    -------    -------    -------   -------    -------
    Total earning assets ..............   $ 5,255    $ 1,639    $ 6,894    $10,504   $  (806)   $ 9,698
                                          =======    =======    =======    =======   =======    =======
INTEREST PAID ON:
  Savings and interest-bearing deposits   $   284    $   178    $   462    $   883   $    76    $   959
  Time deposits .......................       907        954      1,861      4,090      (692)     3,398
  Borrowings (1) ......................     1,269        (68)     1,201      1,069      (295)       774
                                          -------    -------    -------    -------   -------    -------
    Total interest-bearing liabilities    $ 2,460    $ 1,064    $ 3,524    $ 6,042   $  (911)   $ 5,131
                                          =======    =======    =======    =======   =======    =======

    (1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase, and trust preferred securities.

PROVISION FOR POSSIBLE LOAN LOSSES

    The Company recorded a provision for possible loan losses of $1.0 million in 2000 compared with $885,000 in 1999 and $520,000 on 1998. Management of each Bank Subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

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

OTHER INCOME

    Non-interest income was $6.2 million in 2000 and represented 23% of total income (net interest income plus other income) compared with $7.3 million and 29%, respectively, in 1999. The decrease of $1.1 million or 15% over 1999 is primarily due to decrease in gains on sales of investment securities. Non-interest income for 2000 included $517,000 in gains from sale of other assets and $107,000 in realized gains on sale of investment securities available-for-sale. All other income includes $937,000 from fees and sales of lease financing, $532,000 from bank-owned life insurance and $264,000 from rental income. Service charges on deposit accounts increased by $51,000 while other commissions and fees decreased by $150,000 over 1999. Fees and sales of lease financing increased by $370,000 over 1999 primarily due to increased volume of sale of lease financing by HCC.

    Total non-interest income for the year 1999 totaled $7.3 million, an increase of $2.6 million or 56% over 1998. Non- interest income for 1999 included $2.2 million in realized gains on sale of investment securities available-for-sale, an increase of $1.1 million over 1998. All other income includes $578,000 from fees and sales of lease financing, $480,000 from bank-owned life insurance and $207,000 from rental income. Service charges on deposit accounts increased by $211,000 over 1998 and other commissions and fees increased by $357,000. The majority of the increase in service charges on deposit accounts is attributable to the increase in deposit-related services during 1999. The increase in realized gain on sale of investment securities available-for-sale resulted from sale of $16.4 million of securities.

OTHER EXPENSES

    Total other expenses were $18.3 million for 2000 compared with $17.3 million in 1999. The increase was primarily to support the Company's growth in 2000. On a comparable basis, total other expenses increased $1.0 million or 6% over 1999. Of the total increase, $566,000 is attributable to increases in salaries and employee benefits. Occupancy and equipment expense increased by $247,000, other operating expenses increased by $212,000 and amortization of intangibles increased by $169,000. Other real estate operating expenses decreased by $201,000 due to decrease in other real estate owned.

    Total other expenses increased by $5.8 million for the year ended December 31, 1999 over 1998. Of the total increase, $2.9 million is attributable to increases in salaries and employee benefits as a direct result of the acquisition of First Savings coupled with severance and bonuses paid out to certain key employees of First Savings. Occupancy and equipment expense, which includes the costs of leasing office and branch space, expenses associated with maintaining these facilities and depreciation of fixed assets, increased by $540,000. Regulatory, professional and other fees increased by $899,000. Computer services, office expenses and other operating expenses increased by $194,000, $447,000 and $347,000, respectively. The majority of these increases is attributable to the acquisition of First Savings and the balance is due to the overall growth of the Company. Amortization of intangibles increased by $500,000 over 1998. This increase reflect the amortization of goodwill resulting from the acquisition of First Savings.

INCOME TAXES

    The Company recorded income tax provisions of $2.8 million, $2.3 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in income tax provision are attributable to increased earnings for each of the years over the prior year.

FINANCIAL CONDITION

    At December 31, 2000, the Company's total assets were $607.3 million, an increase of $39.9 million or 7% over the amount reported at December 31, 1999. Gross loans increased by $27.0 million reflecting increased loan demand. Investment securities and interest-bearing due from banks decreased by $13.0 million and $5.9 million, respectively. These declines were related to the maturities of such assets and the proceeds were subsequently used to fund the loan demand. Federal funds sold increased by $33.4 million. The increase in federal funds sold is a direct result of increase in FHLB advances.

    At December 31, 1999, the Company's total assets were $567.4 million, an increase of $195.1 million or 52% over the amount reported at December 31, 1998. Gross loans increased by $140.8 million. The increase in loans was a direct result of the acquisition of First Savings coupled with increased loan demand. Investment securities increased by $39.6 million, while interest-bearing due from banks and federal funds sold decreased by $4.9 million and $3.5 million. These declines were related to the maturities of such assets and the proceeds were subsequently used to fund the loan demand.

INVESTMENT SECURITIES

    The investment securities portfolio decreased by $13.0 million or 9% over the amount reported at December 31, 1999 to $138.2 million at December 31, 2000. The decrease was primarily related to the maturities of the investment securities and the proceeds were subsequently used in funding the loan demand. Investment securities at December 31, 1999 increased by $39.6 million or 35% over the amount reported at December 31, 1998. The increase was a result of investment securities totaling $57.0 million acquired in the acquisition of First Savings coupled with the maturity and sale of $63.2 million and purchase of $47.0 million. The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 2000, 1999 and 1998.


                                                                     December 31,
                                     ---------------------------------------------------------------------------
                                               2000                      1999                      1998
                                     -----------------------   -----------------------   -----------------------
                                                                   (In Thousands)

                                     Amortized      Fair       Amortized      Fair       Amortized      Fair
                                        Cost        Value         Cost        Value         Cost        Value
                                     ----------   ----------   ----------   ----------   ----------   ----------
AVAILABLE-FOR-SALE
U.S. Treasury and U.S. ............
 Government agencies securities ...  $   65,768   $   65,684   $   63,851   $   62,443   $   16,370   $   16,638
State and political subdivisions ..       5,446        5,426        7,957        7,790          934          934
Other debt and equity securities ..      16,802       18,306       13,790       14,347       18,159       21,564
Mortgage-backed securities ........      45,188       45,176       58,583       57,656       54,576       54,661
                                     ----------   ----------   ----------   ----------   ----------   ----------
   Total available-for-sale .......  $  133,204   $  134,592   $  144,181   $  142,236   $   90,039   $   93,797
                                     ----------   ----------   ----------   ----------   ----------   ----------
HELD-TO-MATURITY
U.S. Treasury and  U.S. ...........
 Government agencies securities ...  $    1,000   $      791   $    4,500   $    4,088   $    5,899   $    5,576
State and political subdivisions ..         870          870          872          871          898          902
Mortgage-backed securities ........       1,691        1,695        3,583        3,546       11,007       11,076
                                     ----------   ----------   ----------   ----------   ----------   ----------
   Total held-to-maturity .........  $    3,561   $    3,356   $    8,955   $    8,505   $   17,804   $   17,554
                                     ----------   ----------   ----------   ----------   ----------   ----------
   Total investment securities ....  $  136,765   $  137,948   $  153,136   $  150,741   $  107,843   $  111,351
                                     ==========   ==========   ==========   ==========   ==========   ==========

    In year 2000, the Company realized net gains of $107,000 resulting from the sale of $1.4 million in investment securities. During 1999, the Company realized net gains of $2.2 million through the sale of $16.4 million of investment securities from its available-for-sale portfolio. Included in shareholders' equity at December 31, 2000 is accumulated other comprehensive loss in the amount of $825,000, an increase of $2.0 million or 42% over the end of 1999. The Company has no investment securities held for trading purposes.

    Statement of Financial Accounting Standards ("SFAS") No.133 allows a reassessment of investment securities classified without calling into question the intent of the Company to hold other investment securities to maturity in the future. On October 1, 1998, the Company reclassified securities with a fair market value of $5.5 million resulting in an increase of accumulated other comprehensive income of $28,000.

    The following table shows the average yields, amortized cost and fair values of the Company's investment securities by maturity.

                                                     December 31, 2000
                                              ------------------------------
                                              Average  Amortized     Fair
                                               Yield      Cost       Value
                                              -------   --------    --------
                                                  (Dollars in Thousands)
AVAILABLE-FOR-SALE
Due in one year or less....................    5.69%    $ 14,858    $ 14,864
Due after one year through 5 years.........    6.62%      33,262      33,448
Due after five years through 10 years......    5.92%       5,048       5,031
Due after ten years........................    6.89%      18,046      17,767
Mortgage-backed securities.................    6.73%      45,188      45,176
Other debt and equity securities...........     n/a       16,802      18,306
                                                        --------    --------
   Total available-for-sale................             $133,204    $134,592
                                                        ========    ========
HELD-TO-MATURITY
Due in one year or less....................    4.20%    $    684    $    684
Due after one year through 5 years.........    4.22%         186         186
Due after five years through 10 years......    2.12%       1,000         791
Mortgage-backed securities.................    6.43%       1,691       1,695
                                                        --------    --------
  Total held-to-maturity...................     n/a     $  3,561    $  3,356
                                                        ========    ========
  Total investment securities..............             $136,765    $137,948
                                                        ========    ========

LOAN PORTFOLIO

    Loans outstanding of $374.0 million at December 31, 2000 increased $27.0 million from year-end 1999 primarily due to the increased loan demand in the primary market areas of the Company. The Company's gross loan portfolio at December 31, 1999 totaled $346.9 million, an increase of $140.8 million or 68% compared to the amount reported at December 31, 1998. Of the total increase in 1999, $109.0 million were acquired through the acquisition of First Savings and the balance was due to internal growth. The following table summarizes the components of the gross loan portfolio at the dates indicated.


                                                                                  December 31,
                                                             ----------------------------------------------------
                                                               2000       1999       1998       1997       1996
                                                             --------   --------   --------   --------   --------
                                                                                (In Thousands)
Loans secured by one-to-four-family residential properties   $160,359   $154,822   $ 66,485   $ 45,700   $ 43,100
Loans secured by nonresidential properties ...............    149,304    140,200    100,687     81,064     58,106
Loans to individuals .....................................     10,639      9,405     10,609     10,549      9,997
Commercial loans .........................................     40,124     30,702     21,107     16,847     14,106
Construction loans .......................................     13,014     10,024      5,163      5,784      5,534
Other loans ..............................................        532      1,782      2,069      1,305      6,567
                                                             --------   --------   --------   --------   --------
     Total gross loans ...................................   $373,972   $346,935   $206,120   $161,249   $137,410
                                                             ========   ========   ========   ========   ========

    The following table sets forth the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 2000. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.


                                                                  December 31, 2000
                                                     -----------------------------------------
                                                      Within     1 - 5      Over 5
                                                      1 Year     Years      Years       Total
                                                     --------   --------   --------   --------
                                                                  (In Thousands)
LOANS WITH PREDETERMINED INTEREST RATES:
Loans secured by nonresidential properties .......   $  6,776   $ 33,553   $  7,654   $ 47,983
Commercial loans .................................      3,882     18,470        677     23,029
Construction loans ...............................        374         --         --        374
                                                     --------   --------   --------   --------
     Total loans with predetermined interest rates   $ 11,032   $ 52,023   $  8,331   $ 71,386

LOANS WITH FLOATING INTEREST RATES:
Loans secured by nonresidential properties .......      6,779     15,337     79,205    101,321
Commercial loans .................................     11,788      3,758      1,549     17,095
Construction loans ...............................      4,894      6,826        920     12,640
                                                     --------   --------   --------   --------
     Total loans with floating interest rates ....   $ 23,461   $ 25,921   $ 81,674   $131,056
                                                     --------   --------   --------   --------
         Total gross loans .......................   $ 34,493   $ 77,944   $ 90,005   $202,442
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

    The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated.


                                                                       December 31,
                                                      ----------------------------------------------
                                                       2000      1999      1998      1997      1996
                                                      ------    ------    ------    ------    ------
                                                                  (Dollars in Thousands)
Nonaccruing loans .................................   $1,281    $1,678    $1,657    $1,741    $1,033
Renegotiated loans ................................      845       606       416       521       726
                                                      ------    ------    ------    ------    ------
   Total nonperforming loans ......................    2,126     2,284     2,073     2,262     1,759
Loans past due 90 days and accruing ...............       54       248       461       135       876
Other real estate .................................       --       467       495       373     1,834
                                                      ------    ------    ------    ------    ------
   Total nonperforming assets .....................   $2,180    $2,999    $3,029    $2,770    $4,469
                                                      ======    ======    ======    ======    ======
Nonperforming loans to total gross loans ..........      .57%      .66%     1.01%     1.40%     1.28%
Nonperforming assets to total gross loans and other
    real estate owned .............................      .58%      .86%     1.47%     1.71%     3.21%
Nonperforming assets to total assets ..............      .36%      .53%      .81%      .86%     1.74%
Allowance for loan losses to nonperforming  loans .   266.09%   216.86%   170.04%   120.73%   144.40%


    Nonperforming loans decreased by $158,000 at December 31, 2000 compared to December 31, 1999. The decrease is primarily due to the reclassification of certain loans from nonaccruing to current loans coupled with current to renegotiated status. Nonperforming loans increased by $211,000 at December 31, 1999 compared to December 31, 1998. The increase is primarily due to the reclassification of certain loans from current loans to either nonaccruing or renegotiated status. Nonperforming loans decreased by $189,000 at December 31, 1998 compared to December 31, 1997. The decrease is primarily due to the reclassification of certain loans from nonaccruing or renegotiated status to current loans. If the nonaccruing loans in 2000, 1999 and 1998 had continued to pay interest, interest income during the same years would have increased by $53,000, $60,000 and $138,000, respectively.

    POTENTIAL PROBLEM LOANS. As part of the loan review process, management routinely identifies performing loans where there is a doubt as to whether the borrowers will comply with the original loan repayment terms and allocates specific reserves against them. At December 31, 2000, 1999 and 1998, such loans totaled $7.2 million, $8.3 million and $5.3 million with an allowance of $855,000, $1.0 million and $664,000, respectively, specifically allocated to them.

    FOREIGN LOANS. The Company has no foreign loans or any other foreign exposure.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

    At December 31, 2000, the allowance for possible loan losses was $5.7 million as compared to $5.0 million at December 31, 1999, an increase of $700,000. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, there are adequate reserves allotted. The level of the allowance is based on the ongoing evaluation by management of the respective Bank Subsidiaries of potential losses in the loan portfolio. Such evaluation includes consideration of the current financial status and credit standing of borrowers, prior loss experiences, results of periodic regulatory examinations, comments and recommendations of the Company's independent accountants, and management's judgment as to prevailing and anticipated real estate values and other economic conditions in the Bank Subsidiaries' market areas. Since future events that may affect these financial conditions are unpredictable, there is uncertainty as to the final outcome of the Bank Subsidiaries' loans and nonperforming assets.

    The following table represents transactions affecting the allowance for possible loan losses for the periods indicated.

                                                                          Years Ended December 31,
                                                          ---------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                          -------    -------    -------    -------    -------
                                                                           (Dollars in Thousands)
Balance at beginning of year ..........................   $ 4,953    $ 3,525    $ 2,731    $ 2,540    $ 2,332
Charge-offs:
  Commercial ..........................................      (141)      (102)        (5)      (356)       (21)
  Real estate - mortgages .............................      (198)        --        (31)        --       (281)
  Installment loans to individuals ....................       (49)       (45)       (34)        (9)       (63)
  Credit cards and related plans ......................       (60)       (59)       (53)       (42)        --
                                                          -------    -------    -------    -------    -------
                                                             (448)      (206)      (123)      (407)      (365)
                                                          -------    -------    -------    -------    -------
Recoveries:
  Commercial ..........................................        18         59        376        104        124
  Real estate - mortgages .............................        69         50         11          7          9
  Installment loans to individuals ....................         7          4          5          1          9
  Credit cards and related plans ......................        10         12          5          1         --
                                                          -------    -------    -------    -------    -------
                                                              104        125        397        113        142
                                                          -------    -------    -------    -------    -------
Net recoveries (charge-offs) ..........................      (345)       (81)       274       (294)      (223)
Provision for possible loan losses ....................     1,048        885        520        485        440
Adjustment (1) ........................................        --        624         --         --         (9)
                                                          -------    -------    -------    -------    -------
Balance at end of year ................................   $ 5,657    $ 4,953    $ 3,525    $ 2,731    $ 2,540
                                                          =======    =======    =======    =======    =======
Ratio of net recoveries (charge-offs) during the period
  to average loans outstanding during the period.......     (0.10%)    (0.03%)      .15%      (.20%)     (.16%)

    (1) Allowance for possible loan losses acquired from First Savings in 1999.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The following table sets forth the allocation of the allowance for loan losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                   At December 31,
                                ------------------------------------------------------------------------------------
                                           2000                         1999                         1998
                                --------------------------   --------------------------   --------------------------
                                                     % of                         % of                         % of
                                                     Loans                        Loans                        Loans
                                                      to                           to                           to
                                           % of      Total              % of      Total              % of      Total
                                Amount   Allowance   Loans   Amount   Allowance   Loans   Amount   Allowance   Loans
                                ------   ---------   -----   ------   ---------   -----   ------   ---------   -----
                                                               (Dollars in Thousands)
BALANCE AT END OF
 PERIOD ALLOCABLE TO:
Commercial and non-
    residential properties..    $1,745       31%       50%   $1,558       32%       49%   $1,467       43%       59%

Construction................       107        2         3       115        2         3        49        1         2

Loans secured by 1-4 families    1,999       35        44     2,183       44        45       919       26        34

Loans to individuals........       343        6         3       264        5         3       369       10         5

Unallocated reserves........     1,463       26        --       833       17        --       721       20        --
                                ------     ------    -----   ------     ------    -----   ------     ------    -----
Total allowance for
    possible loan losses....    $5,657      100%      100%   $4,953      100%      100%   $3,525      100%      100%
                                ======     ======    =====   ======     ======    =====   ======     ======    =====


                                                     At December 31,
                                -------------------------------------------------------
                                           1997                         1996
                                --------------------------   --------------------------
                                                     % of                         % of
                                                     Loans                        Loans
                                                      to                           to
                                           % of      Total              % of      Total
                                Amount   Allowance   Loans   Amount   Allowance   Loans
                                ------   ---------   -----   ------   ---------   -----
                                                 (Dollars in Thousands)
BALANCE AT END OF
 PERIOD ALLOCABLE TO:
Commercial and non-
    residential properties..    $1,077       39%       60%   $  859       34%       53%

Construction................        47        2         4        --       --         4

Loans secured by 1-4 families      898       33        29       670       26        31

Loans to individuals........       280       10         7       206        8        12

Unallocated reserves........       429       16        --       805       32        --
                                ------     ------    -----   ------     ------    -----
Total allowance for
    possible loan losses....    $2,731      100%      100%   $2,540      100%      100%
                                ======     ======    =====   ======     ======    =====

OTHER REAL ESTATE

    As of December 31, 2000, other real estate decreased by $467,000, which represented the entire balance at year-end 1999. The net decrease was primarily due to sale of foreclosed properties. As of year-end 2000, the Company had no other real estate to reflect on its books.

DEPOSITS

    Total deposit sources were $465.2 million at December 31, 2000, an increase of $4.6 million compared with December 31, 1999. Non interest-bearing and interest-bearing demand deposits increased by $14.8 million and $27.7 million, respectively, while savings and time deposits decreased by $6.4 million and $31.2 million, respectively. The decrease in time deposits was a direct result of maturity run off. As of December 31, 1999, total deposits were $460.6 million, an increase of $167.2 million or 57% over total deposits at December 31, 1998. This net increase results from acquiring $172.3 million in deposits through the acquisition of First Savings offset in part by a decrease of $5.1 million primarily due to maturity runoff. Average deposits for 1999 were $419.3 million, or 49% higher than for 1998. The following table summarizes the average yield/rate of the components of average deposit liabilities for the years indicated.

                                                    Years Ended December 31,
                               ----------------------------------------------------------------
                                           Average               Average               Average
                                 2000     Yield/Rate    1999    Yield/Rate    1998    Yield/Rate
                               --------    --------   --------   --------   --------   --------
                                                     (Dollars in Thousands)
Non interest-bearing .......   $103,209          --  $  88,003         --  $  71,010         --
Savings and interest-bearing    135,953        2.34%   123,776       2.20%    83,645       2.11%
Time .......................    223,834        5.59    207,460       5.13    127,477       5.69
                               --------    --------   --------   --------   --------   --------
                               $462,996        3.39%  $419,239       3.19%  $282,132       3.20%
                               ========    ========   ========   ========   ========   ========

Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.


                                                       At December 31, 2000
                                                       --------------------

                                                          (In Thousands)

Three months or less...............................          $ 26,226
Over three months through six  months..............             8,796
Over six months through twelve months..............            10,258
Over twelve months.................................             1,722
                                                             --------
                                                             $ 47,002
                                                             ========

FEDERAL HOME LOAN BANK ADVANCES

    At December 31, 2000, Federal Home Loan Bank ("FHLB") advances totaled $50.0 million, an increase of $25.0 million compared with December 31, 1999. The Company considers the FHLB advances as an added source of funding and accordingly executed transactions during the year 2000 to meet its funding needs. These FHLB advances have varying terms and interest rates.

SHORT-TERM BORROWINGS

    As of December 31, 2000, federal funds purchased and securities sold under agreements to repurchase were $17.0 million. Short-term borrowings include various other borrowings which generally have maturities of less than one year. The details of these categories are presented below (in thousands):


                                                              Years Ended December 31,
                                                          -------------------------------
                                                            2000         1999      1998
                                                          -------     -------     -------
Securities sold under repurchase agreements and
  federal funds purchased
    Balance at year-end...............................    $17,020     $16,403     $ 7,103
    Average during the year...........................     15,201      13,316      10,164
    Maximum month-end balance.........................     40,420      20,466      12,843
    Weighted average rate during the year.............       5.64%       4.90%       4.49%
    Rate at December 31...............................       5.52%       6.34%       5.82%

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBT

    In 1997, the Company, through the GCB Trust, sold 920,000 Trust Preferred Securities at a price of $25 per share, for a total of $23.0 million. The Preferred Securities have an annual dividend rate of 10% payable quarterly. The Trust Preferred Securities which are treated as Junior Subordinated Debentures on the Company's books, currently qualify for Tier I capital treatment. The Trust Preferred Securities do not have a maturity date and are callable by the Company on or about June 1, 2002, or earlier if certain contingencies arise. The Debentures mature in 2027, at which time the Trust Preferred Securities must be redeemed.

INTEREST RATE SENSITIVITY

    Banks are concerned with the extent to which they are able to match maturities of interest-earning assets and interest- bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest rate- sensitive and by monitoring an institution's interest rate-sensitivity gap. An asset or liability is considered to be interest rate-sensitive if it will mature or reprice within a specific time period. The interest rate-sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. The Bank Subsidiaries monitor their gaps on a monthly basis, primarily their six-month and one-year maturities, and work to maintain their gaps within a range of 10% to (25)%.

    The Company had a negative one-year gap position with respect to its exposure to interest rate risk at December 31, 2000. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and the spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

    The following table summarizes, as of December 31, 2000, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.


                                               Due within     Four to      One to      Two to        Over
                                                    Three      Twelve         Two        Five        Five                    Fair
                                                   Months      Months       Years       Years       Years       Total       Value
                                                ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                             (Dollars in Thousands)
RATE-SENSITIVE ASSETS:
 Investment securities.................$        $  31,936   $  35,082   $  25,352   $  29,345   $  16,438   $ 138,153   $ 137,948
                                    Rate             6.95%       6.45%       6.37%       6.55%       7.48%       6.71%
 Federal funds sold and deposits
    from banks.........................$           38,745       1,296         500          --          --      40,541      40,541
                                    Rate             6.45%       6.06%       6.25%         --          --        6.44%
Total loans net of unearned income.....$           79,904      44,270      40,160     117,287      90,175     371,796     370,626
                                    Rate            10.00%       7.93%       7.93%       8.21%       7.49%       8.37%
                                                ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Total rate-sensitive assets........        $ 150,585   $  80,648   $  66,012   $ 146,632   $ 106,613   $ 550,490   $ 549,115
                                                =========   =========   =========   =========   =========   =========   =========


                                               Due within     Four to      One to      Two to        Over
                                                    Three      Twelve         Two        Five        Five                    Fair
                                                   Months      Months       Years       Years       Years       Total       Value
                                                ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                             (Dollars in Thousands)
RATE-SENSITIVE LIABILITIES:
Interest-bearing demand deposits.......$        $  37,558   $   4,394   $  20,766   $  26,635   $   8,715   $  98,068   $  98,068
                                    Rate             2.72%       2.72%       2.72%       2.72%       2.72%       2.72%
Savings deposits.......................$           15,916         209       8,261      19,074      10,812      54,272      54,272
                                    Rate             2.39%       2.39%       2.39%       2.39%       2.39%       2.39%
Time deposits..........................$           65,126     117,583      16,905       4,486           2     204,102     204,611
                                    Rate             5.66%       5.83%       5.55%       4.20%       4.20%       5.78%
Total borrowings (1)...................$           16,603          36      10,050      37,672      25,659      90,020      92,836
                                    Rate             5.90%       5.90%       5.60%       5.60%       9.54%       6.72%
                                                ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Total rate-sensitive liabilities...        $ 135,203   $ 122,222   $  55,982   $  87,867   $  45,188   $ 446,462   $ 449,787
                                                =========   =========   =========   =========   =========   =========   =========

Interest rate-sensitivity gap...........           15,382     (41,574)     10,030      58,765      61,425     104,028
Interest rate-sensitivity gap as a percentage
 of total rate-sensitive assets.........             2.79%      (7.55%)      1.82%      10.68%      11.16%
Cumulative interest rate-sensitivity gap           15,382     (26,192)    (16,162)     42,603     104,028
                                                =========   =========   =========   =========   =========
Cumulative interest rate-sensitivity gap as
a percentage of total rate-sensitive assets          2.79%      (4.76%)     (2.94%)      7.74%      18.90%

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

    Sources of liquidity at December 31, 2000 totaled $199.2 million or 33% of total assets, consisting of investment securities of $138.1 million and $61.1 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity sources at December 31, 1999, totaled $181.1 million or 32% of total assets, consisting of investment securities of $151.2 million and $29.9 million in cash and cash equivalents and interest-bearing due from banks.


CAPITAL RESOURCES

    The Company's primary regulator, the Federal Reserve (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2000, the minimum Tier I and the combined Tier I and Tier II capital ratios required by the Federal Reserve Board for capital adequacy purposes were 4% and 8%, respectively.

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

    The following table presents the risk-based and leverage capital ratios for the Company, GFB, BCB, and RCB respectively, as of December 31, 2000 and 1999.

                                                                                                To Be Well-Capitalized
                                                                                                      Under Prompt
                                                                            For Capital            Corrective Action
                                                    Actual               Adequacy Purposes            Provisions
                                            -----------------------   -----------------------   -----------------------

                                              Amount       Ratio        Amount       Ratio        Amount       Ratio
                                            ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (Dollars in Thousands)
AS OF DECEMBER 31, 2000
  Total capital (to risk-weighted assets)
    Greater Community Bancorp ...........   $   55,019        13.88%  $   31,706         8.00%         N/A         N/A
    Great Falls Bank ....................       28,497        11.27       20,223         8.00   $   25,278        10.00%
    Bergen Commercial Bank ..............       11,879        10.46        9,088         8.00       11,360        10.00
    Rock Community Bank .................        4,823        32.24        1,197         8.00        1,496        10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp ...........       40,190        10.14       15,853         4.00          N/A         N/A
    Great Falls Bank ....................       25,328        10.02       10,111         4.00       15,167         6.00
    Bergen Commercial Bank ..............       10,458         9.21        4,544         4.00        6,816         6.00
    Rock Community Bank .................        4,646        31.06          598         4.00          898         6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp ...........       40,190         7.10       22,639         4.00          N/A         N/A
    Great Falls Bank ....................       25,328         6.67       15,184         4.00       18,980         5.00
    Bergen Commercial Bank ..............       10,458         6.42        6,512         4.00        8,140         5.00
    Rock Community Bank .................        4,646        19.30          963         4.00        1,204         5.00
AS OF DECEMBER 31, 1999
  Total capital (to risk-weighted assets)
    Greater Community Bancorp ...........   $   50,811        13.73%  $   29,615         8.00%         N/A         N/A
    Great Falls Bank ....................       27,659        11.53       19,184         8.00   $   23,980        10.00%
    Bergen Commercial Bank ..............        9,609        10.02        7,673         8.00        9,592        10.00
    Rock Community Bank .................        4,720        67.03          563                       704        10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp ...........       35,497         9.59       14,808         4.00          N/A         N/A
    Great Falls Bank ....................       24,652        10.28        9,592         4.00       14,388         6.00
    Bergen Commercial Bank ..............        8,591         8.96        3,837         4.00        5,755         6.00
    Rock Community Bank .................        4,643        65.93          282         4.00          423         6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp ...........       35,497         7.18       19,788         4.00          N/A         N/A
    Great Falls Bank ....................       24,652         6.55       15,066         4.00       18,832         5.00
    Bergen Commercial Bank ..............        8,591         5.83        5,891         4.00        7,364         5.00
    Rock Community Bank .................        4,643        26.90          690         4.00          863         5.00


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


ITEM 7A - QUANTITATIVE AND QUALITATIVE MARKET RISK

    See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 -  FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               December 31,
                                                                                         ------------------------
ASSETS                                                                                      2000          1999
                                                                                         ----------    ----------
CASH AND DUE FROM BANKS - Non interest-bearing .......................................   $   20,542    $   16,850
FEDERAL FUNDS SOLD ...................................................................       35,750         2,350
                                                                                         ----------    ----------
         Total cash and cash equivalents .............................................       56,292        19,200
DUE FROM BANKS - Interest-bearing ....................................................        4,791        10,675
INVESTMENT SECURITIES - Available-for-sale ...........................................      134,592       142,236
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $3,356 and $8,505 at December 31, 2000 and 1999, respectively) ...................        3,561         8,955
                                                                                         ----------    ----------
                                                                                            138,153       151,191
LOANS ................................................................................      373,972       346,935
  Allowance for possible loan losses .................................................       (5,657)       (4,953)
  Unearned income ....................................................................       (2,176)       (1,419)
                                                                                         ----------    ----------
         Net loans ...................................................................      366,139       340,563
PREMISES AND EQUIPMENT, net ..........................................................        6,665         7,840
ACCRUED INTEREST RECEIVABLE ..........................................................        4,467         3,825
BANK OWNED LIFE INSURANCE ............................................................       11,222        10,690
GOODWILL .............................................................................       12,351        13,128
OTHER ASSETS .........................................................................        7,225        10,341
                                                                                         ----------    ----------
TOTAL ASSETS .........................................................................   $  607,305    $  567,453
                                                                                         ==========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing ..............................................................   $  108,803    $   93,968
   Interest-bearing ..................................................................       98,068        70,356
   Savings ...........................................................................       54,272        60,635
   Time Deposits less than $100 ......................................................      157,100       198,523
   Time Deposits $100 and over .......................................................       47,002        37,152
                                                                                         ----------    ----------
         Total deposits ..............................................................      465,245       460,634

FHLB ADVANCES ........................................................................       50,000        25,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE .......................................       17,020        16,403
ACCRUED INTEREST PAYABLE .............................................................        4,021         3,022
OTHER LIABILITIES ....................................................................        7,788         3,992
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT ................................................................       23,000        23,000
                                                                                         ----------    ----------
         Total liabilities ...........................................................      567,074       532,051
                                                                                         ----------    ----------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 10,000,000 shares authorized, 6,317,679 and
   6,031,994 shares outstanding at December 31, 2000 and 1999, respectively ..........        3,159         3,016
  Additional paid-in capital .........................................................       34,178        31,891
  Retained earnings ..................................................................        2,069         1,636
  Accumulated other comprehensive income (loss) ......................................          825        (1,141)
                                                                                         ----------    ----------
         Total shareholders' equity ..................................................       40,231        35,402
                                                                                         ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................................   $  607,305    $  567,453
                                                                                         ==========    ==========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           For the Years Ended
                                                                               December 31,
                                                                   ------------------------------------
                                                                      2000         1999         1998
                                                                   ----------   ----------   ----------
INTEREST INCOME:
    Loans, including fees ......................................   $   31,002   $   25,096   $   16,335
    Investment securities ......................................        9,369        8,094        7,348
    Federal funds sold and deposits with banks .................        1,087        1,374        1,183
                                                                   ----------   ----------   ----------
         Total interest income .................................       41,458       34,564       24,866

INTEREST EXPENSE:
    Deposits ...................................................       15,699       13,376        9,019
    Short-term borrowings ......................................        2,665        1,464          633
    Long-term borrowings .......................................        2,300        2,300        2,357
                                                                   ----------   ----------   ----------
         Total interest expense ................................       20,664       17,140       12,009
                                                                   ----------   ----------   ----------

NET INTEREST INCOME ............................................       20,794       17,424       12,857

PROVISION FOR POSSIBLE LOAN LOSSES .............................        1,048          885          520
                                                                   ----------   ----------   ----------
    Net interest income after provision for possible loan losses       19,746       16,539       12,337

OTHER INCOME:
    Service charges on deposit accounts ........................        2,023        1,972        1,761
    Other commission and fees ..................................        1,132        1,282          925
    Gain on sale of investment securities ......................          107        2,211        1,083
    Gain on sale of assets .....................................          517           --           --
    Leasing income .............................................          937          578           --
    Bank owned life insurance ..................................          532          480           --
    All other income ...........................................          919          747          887
                                                                   ----------   ----------   ----------
         Total other income ....................................        6,167        7,270        4,656

OTHER EXPENSES:
     Salaries and employee benefits ............................        9,140        8,574        5,703
     Occupancy and equipment ...................................        3,170        2,923        2,383
     Regulatory, professional and other fees ...................        1,559        1,553          654
     Amortization of intangibles ...............................          777          608          108
     Computer services .........................................          377          387          193
     Office expenses ...........................................        1,005          992          545
     Other real estate operating expenses ......................           --          201          161
     Other operating expenses ..................................        2,262        2,050        1,703
                                                                   ----------   ----------   ----------
         Total other expenses ..................................       18,290       17,288       11,450
                                                                   ----------   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES .......................        7,623        6,521        5,543

PROVISION FOR INCOME TAXES .....................................        2,793        2,349        2,000
                                                                   ----------   ----------   ----------

NET INCOME .....................................................   $    4,830   $    4,172   $    3,543
                                                                   ==========   ==========   ==========

Net income per share - basic ...................................   $     0.76   $     0.68   $     0.61
                                                                   ==========   ==========   ==========

Net income per share - diluted .................................   $     0.75   $     0.65   $     0.58
                                                                   ==========   ==========   ==========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                     Accumulated                            Total
                                              Common Stock     Additional               Other                               Share-
                                          -------------------   Paid-in   Retained  Comprehensive Treasury  Comprehensive  holders'
                                           Shares   Par Value   Capital   Earnings  Income (Loss)   Stock      Income       Equity
                                          --------   --------  --------   --------    --------    --------    --------     --------
BALANCE, January 1, 1998 ..............      2,647   $  2,647  $ 25,138   $   (391)   $  1,867    $     --                 $ 29,261
  Net income  - 1998 ..................         --         --        --      3,543          --          --    $  3,543        3,543
  2 for 1 stock split .................      2,647         --        --         --          --          --                       --
  Exercise of stock options ...........         48         24       438         --          --          --                      462
  Cash dividends ......................         --         --        --     (1,220)         --          --                   (1,220)
  Other comprehensive income, net of
     reclassification adjustments and
     taxes.............................         --         --        --         --         385          --         385          385
                                                                                                              --------
  Total comprehensive income ..........                                                                       $  3,928
                                                                                                              ========
  Purchase of treasury stock ..........         --         --        --         --          --        (122)                    (122)
  Retirement of treasury stock ........        (12)        (6)     (116)        --          --         122                       --
                                          --------   --------  --------   --------    --------    --------                 --------

BALANCE, December 31, 1998 ............      5,330   $  2,665  $ 25,460   $  1,932    $  2,252    $     --                 $ 32,309
                                          ========   ========  ========   ========    ========    ========                 ========

  Net income  - 1999 ..................         --         --        --      4,172          --          --    $  4,172        4,172
  5% stock dividend ...................        286        143     2,744     (2,887)         --          --                       --
  Issuance of common stock-private
     placement.........................        391        196     3,555         --          --          --                    3,751
  Issuance of common stock - dividend
     reinvestment plan ................         29         14       236         --          --          --                      250
  Exercise of stock options ...........         36         18       295         --          --          --                      313
  Cash dividends ......................         --         --        --     (1,581)         --                               (1,581)
  Other comprehensive loss, net of
     reclassification adjustments and
     taxes.............................         --         --        --         --      (3,393)         --      (3,393)      (3,393)
                                                                                                              --------
  Total comprehensive income ..........                                                                       $    779
                                                                                                              ========
  Purchase of treasury stock ..........         --         --        --         --          --        (419)                    (419)
  Retirement of treasury stock ........        (40)       (20)     (399)        --          --         419                       --
                                          --------   --------  --------   --------    --------    --------                 --------

BALANCE, December 31, 1999 ............      6,032   $  3,016  $ 31,891   $  1,636    $ (1,141)   $     --                 $ 35,402
                                          ========   ========  ========   ========    ========    ========                 ========
  Net income  - 2000 ..................         --         --        --      4,830          --          --    $  4,830        4,830
  5% stock dividend ...................        300        151     2,402     (2,553)         --          --                       --
  Issuance of common stock - dividend
     reinvestment plan ................         60         29       460         --          --          --                      489
  Exercise of stock options ...........         22         10       167         --          --          --                      177
  Cash dividends ......................         --         --        --     (1,844)         --                               (1,844)
  Other comprehensive income, net of
     reclassification adjustments and
     taxes.............................         --         --        --         --       1,966          --       1,966        1,966
                                                                                                              --------
  Total comprehensive income ..........                                                                       $  6,766
                                                                                                              ========
  Purchase of treasury stock ..........         --         --        --         --          --        (789)                    (789)
  Retirement of treasury stock ........        (96)       (47)     (742)        --          --         789                       --
                                          --------   --------  --------   --------    --------    --------                 --------

BALANCE, December 31, 2000 ............      6,318   $  3,159  $ 34,178   $  2,069    $    825    $     --                 $ 40,231
                                          ========   ========  ========   ========    ========    ========                 ========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                     For the Years Ended
                                                                                                         December 31,
                                                                                               --------------------------------
                                                                                                 2000        1999        1998
                                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................................................   $  4,830    $  4,172    $  3,543
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ..........................................................      2,278       2,001       1,201
    Accretion of discount on securities, net ...............................................        (72)         85         125
    Gain on sale of assets .................................................................       (517)         --          --
    Gain on sale of securities, net ........................................................       (107)     (2,211)     (1,083)
    Gain on sale of other real estate owned ................................................         --         (93)         --
    Provision for possible loan losses .....................................................      1,048         885         520
    Deferred income tax benefit ............................................................       (491)       (457)       (310)
    Decrease (increase) in accrued interest receivable .....................................       (642)       (207)         83
    Decrease (increase) in Bank owned life insurance and other assets ......................      3,361      (7,258)     (7,895)
    Increase in accrued interest and other liabilities .....................................      4,799       1,088       1,565
                                                                                               --------    --------    --------
              Net cash (used in) provided by operating activities ..........................     14,487      (1,995)     (2,251)
                                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale investment securities -
      Purchases ............................................................................    (19,180)    (47,256)    (56,752)
      Sales ................................................................................      1,371      16,409       6,928
      Maturities ...........................................................................     27,417      37,235      48,568
   Held-to-maturity investment securities -
      Purchases ............................................................................         --        (684)    (21,224)
      Maturities ...........................................................................      5,394       9,533      38,945
   Net decrease (increase) in interest-bearing deposits with banks .........................      5,884       4,869     (13,182)
   Net increase in loans ...................................................................    (25,576)    (30,323)    (43,640)
   Capital expenditures ....................................................................       (835)     (1,326)     (1,281)
   (Increase) decrease in other real estate ................................................         --       2,021        (122)
   Cash paid in purchase transaction, First Savings ........................................         --     (23,000)         --
   Cash of equity acquired, First Savings ..................................................         --      11,239          --
                                                                                               --------    --------    --------
              Net cash used in investing activities ........................................     (5,525)    (21,283)    (41,760)
                                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposit accounts .............................................      4,611      (5,099)     35,840
   Increase in securities sold under agreement to repurchase ...............................        617       6,854         765
   Proceeds from long term FHLB advances ...................................................     25,000      15,000      10,000
   Repayments of redeemable subordinated debentures ........................................         --          --        (803)
   Dividends paid ..........................................................................     (1,844)     (1,581)     (1,220)
   Proceeds from exercise of stock options .................................................        177         176         235
   Proceeds from the issuance of common stock, net of costs ................................        489       4,064          --
   Purchases of treasury stock .............................................................       (789)       (419)       (122)
   Other, net ..............................................................................       (131)       (157)        111
                                                                                               --------    --------    --------
              Net cash provided by financing activities ....................................     28,130      18,838      44,806
                                                                                               --------    --------    --------
              Net increase (decrease) in cash and cash equivalents .........................     37,092      (4,440)        795

CASH AND CASH EQUIVALENTS, beginning of year ...............................................     19,200      23,640      22,845
                                                                                               --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year .....................................................   $ 56,292    $ 19,200    $ 23,640
                                                                                               ========    ========    ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Greater Community Bancorp ("the Company"), through its subsidiary banks, Great Falls Bank ("GFB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through fourteen full service offices located in Bergen and Passaic Counties, New Jersey.

     Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary, engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties. Six warehouse lines, two funded by GFB and BCB, provide funding of leases.

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

BASIS OF FINANCIAL PRESENTATION

     The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries GFB, BCB, RCB, HCC, GCB Realty, L.L.C., GCF, Greater Community Services, Inc., GFB's wholly owned subsidiaries, Great Falls Investment Company and Union Blvd, Inc., and BCB's wholly owned subsidiaries, BCB Investment Company and Sears Drive Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     SFAS No.131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic area, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

     The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other. For example, a bank's commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No.107, "Disclosures about Fair Value of Financial Instruments." SFAS No.107 requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, deposits and borrowings.

INVESTMENT SECURITIES

     The Company accounts for its investment securities in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company does not engage in securities trading. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

     On October 1, 1998, the Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No.138 is required for all fiscal years beginning after June 15, 2000. The adoption of SFAS No.138 is not anticipated to have a material impact on the Company's financial condition or results of operations.

     SFAS No.133 allowed a reclassification of investment securities without calling into question the intent of the company to hold other investment securities to maturity in the future. On October 1, 1998, the Company reclassified securities with a fair market value of $5.5 million resulting in an increase of accumulated other comprehensive income of $28,000.

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

     The Company follows SFAS No.114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in this standard.

     In September 2000, the Financial Accounting Standards Board issued SFAS No.140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and revises the standards for accounting for the securitization of other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No.125. SFAS No.140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier applications not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

GOODWILL

     Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all outstanding goodwill resulted from the acquisition of First Savings in 1999 and is being amortized over 20 years on a straight line basis. Goodwill at December 31, 2000 and 1999, was approximately $12,351,000 and $13,128,000, respectively. The amortization charged to income was $777,000 for the year ended December 31, 2000 and $608,000 for the year ended December 31, 1999 and $108,000 for the year ended December 31, 1998.

DEFERRED FINANCING COSTS

     Deferred financing costs related to the issuance of the subordinated debt are being amortized over the life of the instruments and are included in other assets. The unamortized balance at December 31, 2000 and 1999 was $1,084,000 and $1,125,000, respectively.

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

STATEMENTS OF CASH FLOWS

     Cash and cash equivalents are defined as cash on hand, non interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $2.5 million, $2.5 million and $1.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. Cash paid for interest was $16.1 million, $16.7 million and $11.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2000, 1999, and 1998 were approximately $235,470, $265,000, and $209,000, respectively.

STOCK OPTIONS

     The Company follows the disclosure provisions for its stock options under SFAS No.123, "Accounting for Stock-Based Compensation." The standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

NET INCOME PER SHARE

     The Company follows the provisions of SFAS No.128, "Earnings per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares or per share information in the financial statements has been adjusted retroactively for the effect of stock split and stock dividends.

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

COMPREHENSIVE INCOME

     The Company follows the disclosure provisions of SFAS No.130, "Reporting Comprehensive Income." This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.

The income tax effects allocated to comprehensive income (loss) are as follows:

                                            December 31, 2000              December 31, 1999                December 31, 1998
                                      ----------------------------   -----------------------------    ----------------------------
                                       Before       Tax        Net    Before        Tax        Net     Before       Tax        Net
                                          tax  (Expense)    of Tax       tax   (Expense)    of Tax        tax  (Expense)    of Tax
                                       Amount   Benefit     Amount    Amount    Benefit     Amount     Amount   Benefit     Amount
                                      -------   -------    -------   -------    -------    -------    -------   -------    -------
Unrealized gains (losses) on
investment securities:
  Unrealized holding gains
     (losses) arising during period   $ 3,440   $(1,410)   $ 2,030   $(3,492)   $ 1,426    $(2,066)   $ 1,747   $  (712)   $ 1,035
Less reclassification adjustment
 for gains realized in net income .       107       (43)        64     2,211       (884)     1,327      1,083      (433)       650
                                      -------   -------    -------   -------    -------    -------    -------   -------    -------
Other comprehensive (loss)
income, net .......................   $ 3,333   $(1,367)   $ 1,966   $(5,703)   $ 2,310    $(3,393)   $   644   $  (279)   $   385
                                      =======   =======    =======   =======    =======    =======    =======   =======    =======

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the classifications used in 2000.


NOTE 2 -  ACQUISITION

     On April 1, 1999, the Company, GFB and BCB completed the merger with First Savings and its subsidiary bank. Under the terms of the merger, each share of First Savings common stock was purchased for $52.26. This transaction was accounted for under the purchase method of accounting. A total of $23.0 million was paid, of which $13.2 million was recorded as goodwill and is being amortized over a 20 year period.

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

                                                       For the years ended
                                                           December 31,
                                                     ----------------------
                                                       1999           1998
                                                     -------        -------
                                                         (In Thousands)

Interest Income.................................     $37,542        $37,251
Interest Expense................................      19,369         21,160
Net Interest Income.............................      18,173         16,091
Net Income......................................       3,937          2,951
Net Income per share - Basic....................        0.67           0.55
Net Income per share - Diluted..................        0.65           0.53

NOTE 3 -  INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                            December 31,
                                    -------------------------------------------------------------------------------------------
                                                      2000                                            1999
                                    -------------------------------------------    --------------------------------------------
                                                  Gross       Gross                               Gross      Gross
                                   Amortized Unrealized  Unrealized        Fair   Amortized  Unrealized  Unrealized        Fair
                                        Cost      Gains      Losses       Value        Cost       Gains      Losses       Value
                                    --------   --------    --------    --------    --------    --------    --------    --------
AVAILABLE-FOR-SALE                                                        (In Thousands)

U.S. Treasury and  U.S. .........
   Government agencies securities   $ 65,768   $    290    $   (374)   $ 65,684    $ 63,851    $    104    $ (1,512)   $ 62,443

State and political
   subdivisions .................      5,446         --         (20)      5,426       7,957          --        (167)      7,790

Other debt and equity
   securities ...................     16,802      3,005      (1,501)     18,306      13,790       2,158      (1,601)     14,347

Mortgage-backed securities:
       FHLMC ....................     18,675         41         (84)     18,632      25,441          --        (496)     24,945
       FNMA .....................     16,861        114         (76)     16,899      22,648          12        (366)     22,294
       Other ....................      9,652         25         (32)      9,645      10,494           3         (80)     10,417
                                    --------   --------    --------    --------    --------    --------    --------    --------
                                      45,188        180        (192)     45,176      58,583          15        (942)     57,656
                                    --------   --------    --------    --------    --------    --------    --------    --------

Total Available-for-sale ........   $133,204   $  3,475    $ (2,087)   $134,592    $144,181    $  2,277    $ (4,222)   $142,236
                                    ========   ========    ========    ========    ========    ========    ========    ========

HELD-TO-MATURITY

U.S. Treasury and  U.S. .........
   Government agencies securities   $  1,000   $     --    $   (209)   $    791    $  4,500    $     --    $   (412)   $  4,088

State and political
   subdivisions .................        870         --          --         870         872          --          (1)        871

Mortgage-backed securities:
       FHLMC ....................      1,011         10          (2)      1,019       2,505          --         (25)      2,480
       FNMA .....................        680         --          (4)        676       1,078          --         (12)      1,066
                                    --------   --------    --------    --------    --------    --------    --------    --------
                                       1,691         10          (6)      1,695       3,583          --         (37)      3,546
                                    --------   --------    --------    --------    --------    --------    --------    --------

Total Held-to-maturity ..........   $  3,561   $     10    $   (215)   $  3,356    $  8,955    $     --    $   (450)   $  8,505
                                    ========   ========    ========    ========    ========    ========    ========    ========

     The amortized cost and fair value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          December 31, 2000
                                                      -----------------------
                                                       Amortized         Fair
                                                            Cost        Value
                                                      ----------   ----------
                                                            (In Thousands)
        AVAILABLE-FOR-SALE
        Due in one year or less ...................   $   14,858   $   14,864
        Due after one year through five years .....       33,262       33,448
        Due after five years through ten years ....        5,048        5,031
        Due after ten years .......................       18,046       17,767
        Mortgage-backed securities ................       45,188       45,176
        Other debt and equity securities ..........       16,802       18,306
                                                      ----------   ----------
                                                      $  133,204   $  134,592
                                                      ==========   ==========
        HELD-TO-MATURITY
        Due in one year or less ...................          684          684
        Due after one year through five years .....          186          186
        Due after five years through ten years ....        1,000          791
        Mortgage-backed securities ................        1,691        1,695
                                                      ----------   ----------
                                                      $    3,561   $    3,356
                                                      ==========   ==========

     Proceeds from sales of available-for-sale securities for the years ended December 31, 2000, 1999 and 1998 were $1.4 million, $16.4 million, and $6.9 million, respectively. Gross gains of $107,000, $2.2 million, and $1.1 million were realized on these sales for the years ended December 31, 2000, 1999 and 1998 respectively. Gross losses were not significant for the years ended December 31, 2000, 1999 and 1998.

     Securities with a carrying value of $92.5 million and $52.9 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

NOTE 4 -  LOANS

     Major classifications of loans are as follows:

                                                                                 December 31,
                                                                            --------------------
                                                                              2000        1999
                                                                            --------    --------
                                                                               (In Thousands)
        Loans secured by one- to four-family residential properties.....    $160,359    $154,822
        Loans secured by nonresidential properties......................     149,304     140,200
        Loans to individuals............................................      10,639       9,405
        Commercial loans................................................      40,124      30,702
        Construction loans..............................................      13,014      10,024
        Other loans.....................................................         532       1,782
                                                                            --------    --------
                                                                            $373,972    $346,935
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

                                                                 December 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
                                                               (In Thousands)

        Nonaccrual loans..................................  $  1,281    $  1,678
        Renegotiated loans................................       845         606
                                                            --------    --------
          Total nonperforming loans.......................  $  2,126    $  2,284
                                                            ========    ========

        Loans past due 90 days and accruing...............  $     54    $    248
                                                            ========    ========
        Gross interest income which would have been
          recorded under original terms...................  $     67    $     60
                                                            ========    ========

     The balance of impaired loans was $1.1 million, $1.2 million, and $907,000 at December 31, 2000, 1999, and 1998, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan loss associated with impaired loans was $196,000, $186,000, and $138,000 at December 31, 2000, 1999, and 1998,
respectively. The average recorded investment in impaired loans was $1.4 million, $1.1 million, and $419,000 at December 31, 2000, 1999, and 1998, respectively. The income recognized on impaired loans for the years ended December 31, 2000, 1999, and 1998, was $67,000, $60,000, and $44,000,
respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash basis when both the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation. If these factors do not exist, the Bank Subsidiaries will not recognize income.

     The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2000, loans outstanding to these related parties amounted to $ 14.3 million. During the year ended December 31, 2000, there were new loans to related parties of $1.6 million and repayments of $1.8 million. All such loans are current as to principal and interest payments at December 31, 2000.

NOTE 5 -  ALLOWANCE FOR POSSIBLE LOAN LOSSES

     An analysis of the allowance for possible loan losses is as follows:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    2000       1999       1998
                                                  -------    -------    -------
                                                          (In Thousands)
        Balance at beginning of year..........    $ 4,953    $ 3,525    $ 2,731
        Provision charged to operations.......      1,048        885        520
        Charge-offs...........................       (448)      (206)      (123)
        Recoveries............................        104        125        397
        Acquisition of First Savings..........         --        624         --
                                                  -------    -------    -------
        Balance at end of year................    $ 5,657    $ 4,953    $ 3,525
                                                  =======    =======    =======

NOTE 6 -  PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                                                     December 31,
                                                                Estimated       --------------------
                                                               Useful Lives       2000        1999
                                                              -------------     --------    --------
                                                                                    (In Thousands)
        Land..............................................       indefinite     $  1,165    $  1,357
        Buildings and improvements........................    5 to 20 years        3,952       4,097
        Furniture, fixtures and equipment.................    3 to 10 years        4,322       6,084
        Leasehold improvements............................    3 to 40 years        1,962       2,500
                                                                                --------    --------
                                                                                  11,401      14,038
        Less accumulated depreciation and amortization....                        (4,736)     (6,198)
                                                                                --------    --------
                                                                                $  6,665    $  7,840
                                                                                ========    ========

NOTE 7 -  DEPOSITS

     At December 31, 2000, the schedule of maturities of Certificates of Deposit is as follows (in thousands):


        2001..............................................        $ 182,689
        2002 .............................................           16,927
        2003 .............................................            3,517
        2004..............................................              744
        2005..............................................              225
                                                                  ---------
                                                                  $ 204,102
                                                                  =========


NOTE 8 -  DEBT

SHORT-TERM BORROWINGS

     Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transaction. Short-term borrowings consist of various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                                    Years Ended December 31,
                                                               --------------------------------
                                                                 2000         1999        1998
                                                               -------      -------     -------
                                                                      (In Thousands)
        Securities sold under repurchase agreements
         and federal funds purchased
            Balance at year-end...........................     $17,020      $16,403     $ 7,103
            Average during the year.......................      15,201       13,316      10,190
            Maximum month-end balance.....................      40,420       20,466      12,843
            Weighted average rate during the year.........        5.64%        4.90%       4.49%
            Rate at December 31...........................        5.52%        6.34%       5.82%

     HCC maintains four revolving lines of credit totaling $2.5 million which pay interest at 10% annually and mature through 2001. The total amount outstanding at December 31, 2000 was $2.5 million and is included in other liabilities.

FEDERAL HOME LOAN BANK ADVANCES

     The Company has a line of credit for $15.9 million with the Federal Home Loan Bank ("FHLB") which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2000 and 1999 there were no outstanding balances.

     At December 31, 2000, the Company had $50.0 million of advances from the FHLB. These advances are collateralized by certain first mortgage loans. The weighted average interest rate was 5.70%. At December 31, 2000, $5.0 million will mature in 2008 and $20.0 million will mature in 2009 and $25.0 million will mature in 2010.

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

NOTE 9 -  INCOME TAXES

The provision for income taxes was as follows:

                                                Years Ended December 31,
                                            -------------------------------
                                              2000        1999        1998
                                            -------     -------     -------
                                                    (In Thousands)
        Federal
           Current....................      $ 2,768     $ 2,381     $ 1,953
           Deferred...................         (372)       (346)       (223)
        State
          Current.....................          516         425         346
          Deferred....................         (119)       (111)        (76)
                                            -------     -------     -------
                                            $ 2,793     $ 2,349     $ 2,000
                                            =======     =======     =======

     The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                 2000      1999      1998
                                                               -------   -------   -------
                                                                      (In Thousands)
        Tax at statutory rate............................      $ 2,591   $ 2,221   $ 1,884
        Increase (reduction) in tax resulting from:
          Tax-exempt income..............................         (116)      (95)     (197)
          Amortization of intangible assets..............           37        37        37
          State income tax, net of federal benefit.......          278       235       181
          Other..........................................            3       (49)       95
                                                               -------   -------   -------
               Provision for income taxes................      $ 2,793   $ 2,349   $ 2,000
                                                               =======   =======   =======

     The net deferred tax asset consists of the following:

                                                                 December 31,
                                                              -----------------
                                                                2000      1999
                                                              -------   -------
                                                                (In Thousands)
        Allowance for possible losses on loans and
          other real estate...............................    $ 2,160   $ 1,814
        Interest income on nonaccrual loans...............        300       341
        Depreciation and amortization.....................        642       493
        Acquired net operating loss carryforward..........        111       151
        Difference between book and tax basis of
          assets acquired.................................        312       333
        Unrealized holding losses (gains) on investment
          securities available-for-sale...................       (563)      804
        Other.............................................        (88)     (186)
                                                              -------   -------
              Total net deferred tax asset (included
                 in other assets).........................    $ 2,874   $ 3,750
                                                              =======   =======


     As a result of the acquisition of First Savings, the Company computed a net deferred tax asset of $405,000, which includes unrealized holding gains of $90,000, during 1999.

     At December 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $332,000. This net operating loss carryforward originated from previous acquisitions. Subject to certain yearly limitations, the Company can utilize the preacquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.


NOTE 10 - SHAREHOLDERS' EQUITY

     On July 31, 2000, the Company paid a 5% stock dividend on its Common Stock to shareholders of record on July 14, 2000. On September 30, 1999, the Company paid a 5% stock dividend on its common stock to shareholders of record on September 15, 1999.

     During 1999, the Company, through a private placement of common stock raised $3.8 million, net of offering costs. The private placement resulted in the issuance of 391,000 shares of the Company's stock at $9.58 per share. The proceeds were used to fund the initial capital of RCB, which opened for business on April 27, 1999.

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

NOTE 11 - EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No.128, "Earnings Per Share," is as follows:

                                                                   For Year Ended December 31, 2000
                                                                -------------------------------------
                                                                   Income         Shares    Per Share
                                                               (Numerator)  (Denominator)      Amount
                                                                ---------     ---------     ---------
                                                              (In Thousands, except for per share data)
        BASIC EPS
        Net income available to common stockholders........     $   4,830         6,323     $    0.76

        EFFECT OF DILUTIVE SECURITIES
        Options............................................            --           119         (0.01)
                                                                ---------     ---------     ---------
        DILUTED EPS
        Net income available to common stockholders
          plus assumed conversions.........................     $   4,830         6,442     $    0.75
                                                                =========     =========     =========

Options to purchase 229,690 shares of common stock from $8.50 -
$10.15 per share were outstanding during 2000. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

                                                                   For Year Ended December 31, 1999
                                                                -------------------------------------
                                                                   Income         Shares    Per Share
                                                               (Numerator)  (Denominator)      Amount
                                                                ---------     ---------     ---------
        BASIC EPS
        Net income available to common stockholders........     $   4,172         6,179     $    0.68

        EFFECT OF DILUTIVE SECURITIES
        Options............................................            --           209         (0.03)
                                                                ---------     ---------     ---------
        DILUTED EPS
        Net income available to common stockholders
           plus assumed conversions........................     $   4,172         6,388     $    0.65
                                                                =========     =========     =========

Options to purchase 27,038 shares of common stock from $10.06 to $10.66 per share were outstanding during 1999. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

                                                                   For Year Ended December 31, 1999
                                                                -------------------------------------
                                                                   Income         Shares    Per Share
                                                               (Numerator)  (Denominator)      Amount
                                                                ---------     ---------     ---------
        BASIC EPS
        Net income available to common stockholders........     $   3,543         5,840     $    0.61

        EFFECT OF DILUTIVE SECURITIES
        Options............................................            --           231         (0.03)
                                                                ---------     ---------     ---------
        DILUTED EPS
        Net income available to common stockholders
           plus assumed conversions........................     $   3,543         6,071     $    0.58
                                                                =========     =========     =========

Options to purchase 101,375 shares of common stock at $9.41 per share were outstanding during 1998. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.


NOTE 12 - STOCK OPTIONS

     The Company adopted a nonstatutory stock option plan in 1988 (the "1988 Plan") allowing for the granting to employees of options to acquire up to a maximum of 245,425 shares of the Company's common stock. Effective with the approval of the 1996 Employee Plan, no further shares will be granted under the 1988 Plan. At December 31, 2000 and 1999, options to purchase 15,503 and 26,942 shares were outstanding.

     The Company adopted two additional stock option plans in 1996. The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 533,610 shares is authorized to be granted under the 1996 Employee Plan. During 2000 and 1999, options to acquire 74,425 and 78,750 shares were granted under this plan. At December 31, 2000 and 1999, options to purchase a total of 499,872 and 495,225 shares were outstanding under the 1996 Employee Plan.

     The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 253,465 shares is authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 253,465 shares were granted under this plan. At December 31, 2000 and 1999, options to purchase a total of 235,888 and 235,319 shares were outstanding under the 1996 Directors Plan.

     Had compensation cost for the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No.123, the Company's net income, basic and diluted net income per share would have been reduced to the pro forma amounts indicated below.

                                                                2000       1999       1998
                                                               ------     ------     ------
                                                    (In Thousands, except per share data)

        Net income..........................  As reported      $4,830     $4,172     $3,543
                                              Pro forma        $4,603     $3,999     $3,412

        Net income per share - basic........  As reported      $ 0.75     $ 0.68     $ 0.61
                                              Pro forma        $ 0.71     $ 0.65     $ 0.58

        Net income per share - diluted......  As reported      $ 0.75     $ 0.65     $ 0.58
                                              Pro forma        $ 0.71     $ 0.62     $ 0.56

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yields of 3.0 % 3.3% and 2.1%; expected volatility of 38%, 35%, and 22%; risk-free interest rates of 5.63%, 5.74%, and 4.58%; and expected lives of five and ten years.

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and the changes during the years ending on those dates is represented below.

                                            2000                    1999                    1998
                                    --------------------    --------------------    --------------------
                                                Weighted-               Weighted-               Weighted-
                                                 Average                 Average                 Average
                                                Exercise                Exercise                Exercise
                                      Shares       Price      Shares       Price      Shares       Price
                                    --------    --------    --------    --------    --------    --------
Outstanding, beginning of year..     710,822    $   7.06     673,360    $   6.62     632,334    $   6.00
Granted ........................      74,425        8.24      82,688        9.41     101,375        9.42
Exercised ......................     (24,925)       7.76     (38,341)       4.59     (53,288)       4.42
Terminated .....................     (13,705)       8.70      (6,885)       7.12      (7,061)       7.06
                                    --------    --------    --------    --------    --------    --------
Outstanding, end of year .......     746,617    $   7.46     710,822    $   7.06     673,360    $   6.62
                                    --------    --------    --------    --------    --------    --------
Options exercisable at year-end.     229,847                 126,821                  70,707
                                    ========                ========                ========
Weighted average fair value of
   options granted during the year....          $   4.92                $   2.82                $   2.17
                                                ========                ========                ========


     The following table summarizes information about nonqualified options outstanding at December 31, 2000.

                                       Options Outstanding                          Options Exercisable
                      ----------------------------------------------------   --------------------------------
                              Number           Weighted-                             Number
                      Outstanding at             Average         Weighted-   Outstanding at          Weighted-
     Range of           December 31,           Remaining           Average     December 31,           Average
  Exercise Prices               2000    Contractual Life    Exercise Price             2000    Exercise Price
  ---------------     --------------   -----------------    --------------   --------------    --------------
  $ 3.48 - $ 5.22             15,724          2.85 years          $   4.10            9,725          $   4.10
  $ 6.32 - $ 9.48            703,330          6.77 years          $   7.17          214,611          $   6.77
  $ 9.58 - $10.15             27,563          8.15 years          $   9.92            5,511          $   9.92
                          ----------                                             ----------
                          $  746,617                                             $  229,847
                          ==========                                             ==========

NOTE 13 - BENEFIT PLANS

EMPLOYEE 401(k) PLAN

     The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Company were approximately $476,000, $405,000 and $325,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The Company adopted two Supplemental Executive Retirement Plans ("SERPs") effective January 1999. The SERPs are designed to provide key executives a benefit equal to the difference between (I) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective subsidiary bank's funding of tax-qualified retirement plans (such as the 401(k) Plan). Under the SERPs, the aggregate amount of benefits to which the key executives would be entitled has been actuarially determined to be approximately $211,000 for the years ended December 31, 2000 and 1999. The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of life insurance policies that it purchased on these key executives.

DIRECTORS' RETIREMENT PLAN

     During 1999, the Company established a noncontributory nonqualified retirement plan for nonemployee directors of the Company and its subsidiaries ("Directors' Retirement Plan"). The Directors' Retirement Plan is designed to provide a benefit to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on the Board of which at least 5 years occur after establishment of the Directors' Retirement Plan. Each participant's Retirement Benefit is 75% of his projected annual board fees earned in the year prior to his normal retirement date. The annual payouts under the plans are based upon the individual director's retirement ages and range from approximately $5,000 to $68,000.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     The Company and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2007, containing certain renewal options. Rent expenses charged to operations approximated $832,000, $820,000, and $630,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Included in these amounts are $226,000, $226,000, and $215,000 in 2000, 1999, and 1998, respectively, paid to a general partnership that includes two directors of the Company.

     As of December 31, 2000, future approximate minimum annual rental payments under these leases are as follows (in thousands):

        2001...................................           $   583
        2002...................................               323
        2003 ..................................               200
        2004 ..................................               163
        2005...................................                71
                                                          -------
             Total.............................           $ 1,340
                                                          =======

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


NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK

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

     Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:


                                                                 December 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
        Financial instruments whose contract
           amounts represent credit risk                        (In Thousands)

             Commitments to extend credit..................  $ 63,958   $ 63,103
             Standby letters of credit and financial
                guarantees written.........................     2,117      3,590


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

     Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2000 varies up to 100%.

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No.107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No.107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2000 and 1999 are outlined below.

     For cash and due from banks, the recorded book values of $56.3 million and $19.2 million at December 31, 2000 and 1999, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $4.8 million and $10.7 million at December 31, 2000, and 1999, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The net loan portfolio at December 31, 2000 and 1999 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

     The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 2000 and 1999.

                                                                   2000                        1999
                                                         ------------------------    ------------------------
                                                           Carrying     Estimated      Carrying     Estimated
                                                             Amount    Fair Value        Amount    Fair Value
                                                         ----------    ----------    ----------    ----------
                                                                              (In Thousands)
        Investment securities available-for-sale ....    $  134,592    $  134,592    $  142,236    $  142,236
        Investment securities  held-to-maturity .....         3,561         3,356         8,955         8,505
        Loans, net of unearned income ...............       366,140       370,626       345,516       341,114

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

     The following table describes the carrying amounts and estimated fair values of time deposits, federal funds purchased and securities sold under agreements to repurchase and FHLB advances at December 31, 2000 and 1999.

                                                                   2000                        1999
                                                         ------------------------    ------------------------
                                                           Carrying     Estimated      Carrying     Estimated
                                                             Amount    Fair Value        Amount    Fair Value
                                                         ----------    ----------    ----------    ----------
                                                                              (In Thousands)
        Time deposits..................................  $  204,102    $  204,611    $  235,675    $  236,205
        Securities sold under agreements to repurchase.      16,592        16,592        16,403        16,403
        FHLB Advances .................................      50,000        50,790        25,000        25,229

     The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $23.0 million at December 31, 2000 and 1999 approximates fair value.

     There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totaled approximately $66.0 million and $66.7 million at December 31, 2000 and 1999, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.


NOTE 17 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

     New Jersey state law permits the payment of dividends from a bank subsidiary to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. GFB had $12.5 million and $15.5 million as of December 31, 2000 and 1999, BCB had $4.0 million and $4.1 million as of December 31, 2000 and 1999, and RCB had $1.2 million as of December 31, 2000 and 1999, of funds available for the payment of dividends to the Company, respectively.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets. As of December 31, 2000, management believes that the Company and the Bank Subsidiaries meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events which have occurred that management believes have changed the category of the Company or any of the Bank Subsidiaries.


                                                                                         To Be Well-Capitalized
                                                                                               Under Prompt
                                                                        For Capital         Corrective Action
                                                   Actual            Adequacy Purposes         Provisions
                                             ------------------     ------------------     ------------------
                                              Amount     Ratio       Amount     Ratio       Amount     Ratio
                                             -------    -------     -------    -------     -------    -------
                                                                  (Dollars in Thousands)
AS OF DECEMBER 31, 2000
  Total capital (to risk-weighted assets)
    Greater Community Bancorp......          $55,019      13.88%    $31,706       8.00%        N/A        N/A
    Great Falls Bank...............           28,497      11.27      20,223       8.00     $25,278      10.00%
    Bergen Commercial Bank ........           11,879      10.46       9,088       8.00      11,360      10.00
    Rock Community Bank............            4,823      32.24       1,197       8.00       1,496      10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp......           40,190      10.14      15,853       4.00         N/A        N/A
    Great Falls Bank...............           25,328      10.02      10,111       4.00      15,167       6.00
    Bergen Commercial Bank.........           10,458       9.21       4,544       4.00       6,816       6.00
    Rock Community Bank............            4,646      31.06         598       4.00         898       6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp......           40,190       7.10      22,639       4.00         N/A        N/A
    Great Falls Bank...............           25,328       6.67      15,184       4.00      18,980       5.00
    Bergen Commercial Bank.........           10,458       6.42       6,512       4.00       8,140       5.00
    Rock Community Bank............            4,646      19.30         963       4.00       1,204       5.00
AS OF DECEMBER 31, 1999
  Total capital (to risk-weighted assets)
    Greater Community Bancorp......          $50,811      13.73%    $29,615       8.00%        N/A        N/A
    Great Falls Bank...............           27,659      11.53      19,184       8.00     $23,980      10.00%
    Bergen Commercial Bank ........            9,609      10.02       7,673       8.00       9,592      10.00
    Rock Community Bank............            4,720      67.03         563                    704      10.00
Tier 1 capital (to risk-weighted assets)
    Greater Community Bancorp......           35,497       9.59      14,808       4.00         N/A        N/A
    Great Falls Bank...............           24,652      10.28       9,592       4.00      14,388       6.00
    Bergen Commercial Bank.........            8,591       8.96       3,837       4.00       5,755       6.00
    Rock Community Bank............            4,643      65.93         282       4.00         423       6.00
Tier 1 capital  (to average assets)
    Greater Community Bancorp......           35,497       7.18      19,788       4.00         N/A        N/A
    Great Falls Bank...............           24,652       6.55      15,066       4.00      18,832       5.00
    Bergen Commercial Bank.........            8,591       5.83       5,891       4.00       7,364       5.00
    Rock Community Bank............            4,643      26.90         690       4.00         863       5.00

NOTE 18 - CONDENSED FINANCIAL
          INFORMATION - PARENT COMPANY ONLY

     The condensed financial information of Greater Community Bancorp (parent company only) is as follows:

CONDENSED BALANCE SHEET

                                                              December 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
     ASSETS:                                                (In Thousands)
       Cash ..........................................   $    787    $    141
       Investment securities available-for-sale ......      7,411       6,732
       Accrued interest receivable ...................         43          48
       Investment in subsidiaries ....................     55,492      52,454
       Other assets ..................................      1,862       2,989
                                                         --------    --------
            Total assets .............................   $ 65,595    $ 62,364
                                                         ========    ========
     LIABILITIES AND SHAREHOLDERS' EQUITY:
       Guaranteed preferred beneficial interest in
           the Company's subordinated debt ...........   $ 23,711    $ 23,711
       Other liabilities .............................      1,653       3,251
       Shareholders' equity ..........................     40,231      35,402
                                                         --------    --------
            Total liabilities and shareholders' equity   $ 65,595    $ 62,364
                                                         ========    ========


CONDENSED STATEMENTS OF INCOME

                                                                        Years Ended December 31,
                                                                   --------------------------------
                                                                     2000        1999        1998
                                                                   --------    --------    --------
     INCOME:                                                                (In Thousands)
         Equity in undistributed  income of Bank Subsidiaries .    $    948    $  3,067    $  1,450
         Dividends from Bank Subsidiaries .....................       5,447       1,172       2,167
         Interest income ......................................         283         601       1,457
         Gain on sale of investment securities ................         107       2,209       1,026
                                                                   --------    --------    --------
                                                                      6,785       7,049       6,100
                                                                   --------    --------    --------
     EXPENSES:
         Interest on subordinated debt ........................       2,465       2,384       2,357
         Other expenses .......................................         262         516         327
                                                                   --------    --------    --------
                                                                      2,727       2,900       2,684
                                                                   --------    --------    --------
              Income before income tax benefit ................       4,058       4,149       3,416
         Income tax benefit ...................................         772          23         127
                                                                   --------    --------    --------
              Net income ......................................    $  4,830    $  4,172    $  3,543
                                                                   ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                        --------------------------------
                                                                          2000        1999        1998
                                                                        --------    --------    --------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income .........................................................   $  4,830    $  4,172    $  3,543
 Adjustments to reconcile net income to cash (used in) provided by operating activities:
     Gain on sale of investment securities available-for-sale .......       (107)     (2,209)     (1,026)
     (Increase) decrease  in other assets ...........................        664         751        (253)
     Increase (decrease) in other liabilities .......................        317        (239)        605
     Equity in undistributed income of subsidiaries .................       (950)     (3,067)     (1,450)
                                                                        --------    --------    --------
            Net cash provided by (used in)  operating activities ....      4,754        (592)      1,419
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities, available-for-sale ..........     (1,550)         --      (8,597)
     Proceeds from sales of investment securities, available-for-sale         --      16,079      11,547
     Cash paid in purchase transaction, First Savings ...............         --     (23,000)         --
     Payments for investments in and advances to subsidiaries .......       (400)     (1,798)       (500)
     Proceeds from advances to Subsidiaries .........................      1,796          --          --
                                                                        --------    --------    --------
            Net cash provided by (used in) investing activities .....       (154)     (8,719)      2,450
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment) Proceeds from short-term debt ......................     (1,990)      1,995          --
     Proceeds from issuance of common stock, net ....................        489       4,064          --
     Proceeds from exercise of stock options ........................        177         176         235
     Repayment of redeemable subordinated debentures ................         --          --        (803)
     Dividends paid .................................................     (1,844)     (1,581)     (1,220)
     Purchase of treasury stock .....................................       (789)       (419)       (122)
     Other, net .....................................................          3          --          --
                                                                        --------    --------    --------

            Net cash provided by (used in) financing activities .....     (3,954)      4,235      (1,910)
                                                                        --------    --------    --------
            Net (decrease) increase in cash and cash equivalents ....        646      (5,076)      1,959

CASH AND CASH EQUIVALENTS, beginning of year ........................        141       5,217       3,258
                                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year ..............................   $    787    $    141    $  5,217
                                                                        ========    ========    ========

NOTE 19 - QUARTERLY
          FINANCIAL DATA (UNAUDITED)

     The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                       Three Months Ended
                                                  ---------------------------------------------------------
                                                   December 31   September 30     June 30        March 31
                                                  ------------   ------------   ------------   ------------
                                                            (In Thousands, except for per share data)
2000
  Interest income .............................    $  10,402      $  10,589      $  10,321      $  10,146
  Interest expense ............................        5,121          5,349          5,129          5,065
  Net interest income .........................        5,282          5,240          5,191          5,081
  Provision for possible loan losses ..........          262            213            417            156
  Other operating income ......................        1,532          1,370          1,866          1,399
  Other operating expenses ....................        4,348          4,507          4,795          4,631
  Income before income taxes ..................        2,203          1,890          1,846          1,693
  Net income ..................................    $   1,411      $   1,217      $   1,145      $   1,057

  Average common shares outstanding - basic ...        6,311          6,316          6,329          6,335
  Average common shares outstanding - diluted .        6,443          6,445          6,443          6,440

  PER SHARE DATA
  Net income per common share - basic .........    $    0.22      $    0.19      $    0.18      $    0.17
  Net income per common share - diluted .......         0.22           0.19           0.18           0.16

1999
  Interest income .............................    $   9,785      $   9,521      $   9,187      $   6,071
  Interest expense ............................        4,908          4,848          4,684          2,700
  Net interest income .........................        4,877          4,673          4,503          3,371
  Provision for possible loan losses ..........          132            194            448            111
  Other operating income ......................        1,436          1,405          3,046          1,383
  Other operating expenses ....................        4,436          4,075          5,535          3,242
  Income before income taxes ..................        1,745          1,809          1,566          1,401
  Net income ..................................    $   1,217      $   1,053      $   1,016      $     886

  Average common shares outstanding - basic ...        6,327          6,642          6,170          5,887
  Average common shares outstanding - diluted .        6,507          6,852          6,372          6,098

  PER SHARE DATA
  Net income per common share - basic .........    $    0.19      $    0.15      $    0.16      $    0.15
  Net income per common share - diluted .......         0.19           0.14           0.17           0.15

               Report Of Independent Certified Public Accountants


To the Board of Directors
and Shareholders of
Greater Community Bancorp

     We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Philadelphia, Pennsylvania
January 16, 2001

ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          A. Directors and Executive Officers: Information required by Items 401 and 405 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

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

          D.   Involvement in Certain Legal Proceedings: Not applicable.


ITEM 11 - EXECUTIVE COMPENSATION

          Information required by Item 402 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

          B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

          C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements which may, at a future date, result in a change of control of the registrant.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by Item 404 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

                                     PART IV


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits: The Exhibits listed below are filed with this report. [Note: Exhibits filed with Form 10-K have been omitted from the Annual Report to Stockholders]

               EXHIBIT NO.             DESCRIPTION

                   3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).

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

                   10.4 Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999).

                   10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C. Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit
                                       10.5 to Form 10-K for the year ended
                                       December 31, 1999).

                   10.6 Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001.

                   10.7 Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors Adopted February 20, 2001.

                   21                  Subsidiaries of Registrant

                   23                  Consent of Grant Thornton LLP


          B.   Reports on Form 8-K:    None during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GREATER COMMUNITY BANCORP


Date:  March 16, 2001                 BY: /s/ GEORGE E. IRWIN
                                          --------------------------------------
                                          George E. Irwin
                                          President and Chief Executive Officer


Date:  March 16, 2001                 BY: /s/ NAQI A. NAQVI
                                          --------------------------------------
                                          Naqi A. Naqvi
                                          Treasurer, Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 16, 2001                 BY: /s/ GEORGE E. IRWIN
                                          --------------------------------------
                                          George E. Irwin
                                          President, Chief Executive Officer and
                                          Director


Date:  March 16, 2001                 BY: /s/ ANTHONY M. BRUNO, JR.
                                          --------------------------------------
                                          Anthony M. Bruno, Jr.
                                          Vice Chairman of the Board


Date:  March 16, 2001                 BY: /s/ CHARLES J. VOLPE
                                          --------------------------------------
                                          Charles J. Volpe
                                          Director


Date:  March 16, 2001                 BY: /s/ C. MARK CAMPBELL
                                          --------------------------------------
                                          C. Mark Campbell
                                          Executive Vice President and Director


Date:  March 16, 2001                 BY: /s/ JOSEPH A. LOBOSCO
                                          --------------------------------------
                                          Joseph A. Lobosco
                                          Director


Date:  March 16, 2001                 BY: /s/ JOHN L. SOLDOVERI
                                          --------------------------------------
                                          John L. Soldoveri
                                          Chairman of the Board

                   MARKET AND DIVIDEND INFORMATION (unaudited)


      The Company's common stock was held by approximately 1,046 holders of record on December 31, 2000, and is traded on the NASDAQ National Market under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of the 5% stock dividends paid in 2000 and 1999, respectively.


                                                                        Cash
                                           Market Quotations       Dividends
                                         --------------------
                                           High         Low         Declared
                                         -------      -------      ----------
Year Ended December 31, 1999
  First Quarter                          $ 10.66      $  8.85        $  .06
  Second Quarter                            9.87         8.73           .06
  Third Quarter                            10.88         9.05           .07
  Fourth Quarter                           10.44         8.81           .07
Year Ended December 31, 2000
  First Quarter                          $  8.93      $  6.19        $  .07
  Second Quarter                            8.33         6.67           .07
  Third Quarter                             8.88         7.75           .08
  Fourth Quarter                            9.00         8.00           .08

      The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions which are potentially applicable. However, management does not expect any of such restrictions to become applicable so long as the Company and the Bank Subsidiaries continue to operate profitably.


                             SHAREHOLDER INFORMATION


ANNUAL MEETING                              STOCK TRANSFER AGENT
The annual meeting of shareholders          First City Transfer Company
of Greater Community Bancorp will           PO Box 170
be held on April 17, 2001 at 4:00           Iselin, NJ 08830
p.m. at the offices of Great Falls          732-906-9227 Ext. 14
Bank at 55 Union Boulevard,
Totowa, NJ.

INDEPENDENT AUDITOR                         COUNSEL
Grant Thornton LLP                          Williams, Caliri, Miller, Otley
Two Commerce Square                           & Stern, P.C.
2001 Market Street                          1428 Route 23 N
Philadelphia, PA 19103-7080                 PO Box 995
                                            Wayne, NJ 07474-0995