Form 10-K/A
period 2000-12-31
GREATER COMMUNITY BANCORP
filed 2001-05-08
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

         The Form 10-K filed with Securities and Exchange Commission on March 29, 2001 for the year ended December 31, 2000 is being amended to include the conform signature of the independent auditors on page 49.

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


/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
January 16, 2001