Form 10-Q
period 2001-03-31
GREATER COMMUNITY BANCORP
filed 2001-05-15
CIK 773845

UNITED STATES
                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    March 31, 2001
                                              -------------------------------


     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                      to
                                     ------------------     --------------

     Commission file number                  0-14294
                           -----------------------------------------------


                             Greater Community Bancorp
     ---------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)


            NEW JERSEY                                      22-2545165
     ---------------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (973) 942-1111
     ---------------------------------------------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 6,314,502 shares at May 8, 2001.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            March 31, 2001 (Unaudited) and December 31, 2000............... 3


         Consolidated Statements of Income (Unaudited)
            Three months ended
            March 31, 2001 and 2000 ........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity (Unaudited)
            Three Months ended March 31, 2001 and 2000......................5


         Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 2001 and 2000......................6


         Notes to Consolidated Financial Statements(unaudited)..............7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk......20

PART  II  -  OTHER INFORMATION

Items  1  through  6.......................................................16



Signatures.................................................................20

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                 March 31,        December 31,
                                                    2001              2000
                                                ----------         ----------
ASSETS                                         (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing    $ 16,534             $ 20,542
FEDERAL FUNDS SOLD                                39,600               35,750
                                                --------             --------
          Total cash and cash equivalents         56,134               56,292
DUE FROM BANKS - Interest-bearing                 11,166                4,791
SECURITIES:
   Available-for-sale, at fair value             131,040              134,592
   Held-to-maturity, at amortized cost
         (Fair values $2,568 and $3,356)         __2,695                3,561
                                                --------             --------
                                                 133,735              138,153
LOANS                                            376,231              373,972
 Less - Allowance for possible loan losses        (5,863)              (5,657)
        Unearned income                           (2,327)              (2,176)
                                               -----------          ----------
          Net loans                              368,041              366,139
PREMISES AND EQUIPMENT, net                        6,639                6,665
ACCRUED INTEREST RECEIVABLE                        3,643                4,467
BANK OWNED LIFE INSURANCE                         11,393               11,222
INTANGIBLE ASSETS                                 12,157               12,351
OTHER ASSETS                                       6,647                7,225
                                                --------            ---------
          Total assets                          $609,555             $607,305
                                                ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                         $102,106             $108,803
   Interest-bearing                               94,042               98,068
   Savings                                        55,962               54,272
     Time Deposits less than $100                153,046              157,100
   Time Deposits $100 and over                    40,481               47,002
                                                 -------             --------
          Total deposits                         445,637              465,245

FHLB ADVANCES                                     70,000               50,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE    16,518               17,020
ACCRUED INTEREST PAYABLE                           4,649                4,021
OTHER LIABILITIES                                  8,272                7,788
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT               23,000               23,000
                                                --------            ---------
          Total Liabilities                      568,076              567,074
                                                --------            ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,314,282
      and 6,317,679 shares outstanding             3,157                3,159
  Additional paid-in capital                      34,138               34,178
  Retained earnings                                2,816                2,069
  Accumulated other comprehensive income           1,368                  825
                                                ----------            ---------
   Total shareholders' equity                     41,479               40,231
                                                ---------            ----------
    Total liabilities and shareholders' equity  $609,555             $607,305
                                                =========            ==========

                   (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)
                                                        Three Months
                                                       Ended March 31,

                                                    2001             2000
                                                    ----             ----
INTEREST INCOME
       Loans, including fees                       $7,901           $7,559
       Securities                                   2,229            2,372
       Federal Funds sold and deposits with banks     671              325
                                                  -------           ------
           Total interest income                   10,801           10,146
                                                  -------           ------

INTEREST EXPENSE
       Deposits                                     3,786            3,906
       Short-term borrowings                        1,143              584
       Long-term borrowings                           575              575
                                                   ------           ------
     Total interest expense                         5,504            5,065
                                                   ------           ------
NET INTEREST INCOME                                 5,297            5,081

PROVISION FOR POSSIBLE LOAN LOSSES                    204              156
                                                   ------           ------
           Net interest income after
              provision for possible loan losses    5,093            4,925

OTHER INCOME
       Service charges on deposit accounts            533              475
       Other commission and fees                      215              410
       Gain on sale of securities                       1               10
       All other income                               634              504
                                                   ------           ------
           Total other income                       1,383            1,399
OTHER EXPENSES
    Salaries and employee benefits                  2,383            2,303
    Occupancy and equipment                           803              846
    Regulatory, professional and other fees           374              300
    Computer services                                  82              102
    Amortization of intangible assets                 194              194
    Office expense                                    258              248
    Other operating expenses                          520              639
                                                   ------           ------
        Total other expenses                        4,614            4,632
                                                   ------           ------

        Income before provision for income taxes    1,862            1,692
                                                   ------           ------

PROVISION FOR INCOME TAXES                            643              636
                                                   ------           ------

NET INCOME                                         $1,219           $1,056
                                                   ======           ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic         6,321            6,335
                                                   ======           ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted       6,526            6,459
                                                   ======           ======

NET INCOME PER SHARE - Basic                       $ 0.19           $ 0.17
                                                   ======           ======

NET INCOME PER SHARE - Diluted                     $ 0.19           $ 0.16
                                                   ======           ======


           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                            (in thousands, Unaudited)

Three Months ended March 31, 2001
                                                                                Accumulated
                                                    Additional                      Other           Total
                                         Common       Paid in     Retained      Comprehensive   Shareholders'      Comprehensive
                                         Stock        Capital      Earnings        Income          Equity             Income
                                         -----        -------      --------        ------          ------             ------
Balance January 1, 2001                   $3,159        $34,178      $2,069         $ 825         $40,231               -

Net Income                                                            1,219                         1,219             1,219



Exercise of stock options                      1              2                                         3

Issuance of common                             6            119                                       125
   Stock for dividend
   Reinvestment plan

Cash dividends                                                        (472)                          (472)

Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                           543             543               543
                                                                                                                    --------

Total comprehensive income                                                                                          $ 1,762
                                                                                                                    --------
Retirement of treasury stock                 (9)           (161)                     (170)
                                        --------       ---------    --------      ---------        --------

Balance, March 31, 2001                  $3,157         $34,138      $2,816        $1,368          $41,479
                                        --------       --------     --------      ---------        --------




Three Months ended March 31, 2000

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income
                                        -----        -------      --------        ------             ------             ------

Balance January 1, 2000                   $3,016        $31,891       1,636           $(1,141)            $35,402                  -

Net Income                                                            1,056                                 1,056             $1,056

Exercise of stock options                      4             47           -                  -                 51

Issuance of Common Stock                       6            104                                               110

Cash dividends                                                        (423)                                 (423)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                              (447)              (447)            (447)
                                                                                                                            ------

Total comprehensive income                                                                                                    $609
                                                                                                                            ------
Retirement of treasury stock                 (9)          (131)                                             (140)
                                        --------      ---------      --------        ---------          --------


Balance, March 31, 2000                  $3,017        $31,911        $2,269          $(1,558)           $35,609
                                        --------      ---------      --------       ---------           --------

                    (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                         2001          2000
                                                      -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $ 1,219       $ 1,056
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          529           592
   Accretion of discount on securities, net               (61)          (11)
     Gain on sale of securities, net                       (1)          (10)
   Provision for possible loan losses                     204           156
   Decrease (Increase) in accrued interest receivable     824           (85)
   Decrease (increase) in other assets                    406        (1,438)
   Increase accrued expenses and other liabilities      1,112         2,935
                                                      -------       --------
          Net cash provided by operating activities     4,232         3,195
                                                      -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                        (17,062)       (7,291)
     Sales                                              4,442            20
     Maturities and principal paydowns                 16,716         6,821
   Held-to-maturity securities -
     Maturities                                           865         1,746
   Net increase in interest-bearing deposits
        with banks                                     (6,375)          (27)
   Net increase in loans                               (2,106)      (10,207)
   Capital expenditure                                   (308)         (210)
          Net cash used in investing activities        (3,828)       (9,148)
                                                      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposit accounts        (19,608)       15,512
   Decrease in repurchase agreements                     (502)       (1,796)
   Net increase in FHLB advances                       20,000             -
   Dividends paid                                        (472)         (423)
   Proceeds from exercise of stock options                  3            50
   Proceeds from issuance of stock                        125           110
   Purchase of treasury stock                            (170)         (140)
   Other, net                                              62             -
                                                      --------       --------
            Net Cash (used in) provided by
             financing activities                        (562)        13,313
                                                      --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (158)         7,360

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         56,292         19,200
                                                      --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $56,134        $26,560
                                                      ========      ==========



           (See notes to Condensed Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at March 31, 2001, the consolidated results of operations for three months ended March 31, 2001 and 2000 and cash flows for three months ended March 31, 2001 and 2000. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2000.


Dividend

On March 20, 2001, the Company's Board of Directors  declared a cash dividend of
7.5 cents ($.075) per share, payable on April 30, 2001 to shareholders of record on April 13, 2001.

On April 17, 2000, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend is July 13, 2001 and the issue date will be July 31, 2001. Since the number of shares outstanding and the price of the common stock at the record date are unknown as of this date, the financial information and per share information in this report have not been adjusted to reflect the 5% stock dividend.


EARNINGS PER SHARE COMPUTATION

The Company reported diluted earnings per share of $0.19 and $0.16 per share for the three-month periods ended March 31, 2001 and 2000, respectively. Both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

The following discussion and analysis of the Company's consolidated financial condition as of March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and 2000 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2000, and the other information herein. The consolidated statement of condition as of March 31, 2001 and the statements of operations and cash flows for the three months ended March 31, 2001 and 2000 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank (GFB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2001. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2000.


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

The Company has made an effort to meet these challenges by providing highly focused personalized customer service, which provides a basis for differential in today's environment where banks and other financial service providers target the same customer. To leverage new technology, the Company responded with the formation of e-commerce services through the World Wide Web. As a result, an Internet banking product for retail customers was introduced in mid-1999. The Company launched a cash management product through Internet banking for its commercial customers in the beginning of 2001.


EARNINGS SUMMARY

Net income for the first three months of 2001 was $1.2 million or $0.19 per diluted share, a 15% increase over $1.1 million or $0.16 per diluted share earned in the first three months of 2000.

Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.22 for the first quarter 2001 compared to $0.19 per diluted share in the same period of 2000.

The increase in net income for the most recent three-month period primarily reflects higher net interest income partially offset by higher provisions for possible loan losses and income taxes.


Net Interest Income

Net interest income (before income tax effect) for the three months ended March 31, 2001 increased by $216,000 (4%) to $5.3 million compared to the three months ended March 31, 2000. The most important components of the increase were increases of $452,000 (6%) and $346,000 (106%) in interest income from loans and federal funds sold and deposits with banks, to $7.9 million and $671,000, respectively, only partially offset by an increase of $559,000 (96%) in interest paid on short-term borrowings, to $1.1 million. The majority of such increase in net interest income is attributable to the increase in average loans, federal funds sold and deposits with banks and FHLB advances.

Other Income

Non-interest income continues to represent a considerable source of income for the Company, constituting an amount equal to 26% of net interest income for the three months ended March 31, 2001. Non-interest income decreased moderately for the period ended March 31, 2001 compared to the same period in the prior year. The $195,000 decline in commissions and fees was largely offset by increases in service charges in deposit accounts and all other income. Those increases are attributable to the internal growth of the Company.


Non-Interest Expense

Total other expense decreased moderately for the three months ended March 31, 2001 compared to the same period in 2000.

The largest component of other expense, salaries and employee benefits, increased by $80,000 (3%) to $2.4 million for the three months ended March 31, 2001 over the comparable period in 2000. The increase is attributable to annual increases in salaries and benefits.

The second largest component of other expense, occupancy and equipment expense decreased by $43,000 (5%) for the three months ended March 31, 2001 over the comparable period in 2000 in part due to the sale a bank branch in June of 2000. Other operating expenses, the third largest component of other expense, decreased $119,000 (19%) for the three months ended March 31, 2001 over the same period in 2000.


Provision for Possible Loan Losses

The provision for possible loan losses for the three months ended March 31, 2001 increased by $48,000 (31%) to $204,000 compared to the same period in 2000. Such increase is primarily due to the increase in total loans as well as nonaccruing loans.


Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2001 was $643,000, or an effective rate of 34.5% compared to $636,000, or an effective rate of 37.5%, for the three months ended March 31, 2000.


FINANCIAL CONDITION


ASSETS

Between December 31, 2000 and March 31, 2001 total assets increased by $2.2 million to $609.6 million. The increase is primarily attributable to the overall growth in total assets of the Subsidiary Banks.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans totaled $376.2 million at March 31, 2001, an increase of $2.3 million compared to the amount reported at December 31, 2000. Such increase resulted primarily from internal growth.

The following table reflects the composition of the gross loan portfolio as of March 31, 2001 and December 31, 2000.


                                                   March 31,     December 31,
                                                     2001            2000

     Loans secured by Residential Properties
        Secured by one-to-four family              $143,853      $ 145,998
        Secured by multifamily                       14,722         15,049
     Loans secured by nonresidential properties     148,545        148,616
     Loans to individuals                            10,397         10,639
     Commercial loans                                44,123         40,124
     Construction loans                              13,545         13,014
     Other loans                                      1,046            532
                                                   --------       --------
          Total gross loans                        $376,231       $373,972
                                                   ========       ========


Nonperforming Assets

Nonperforming  assets  include  nonaccruing  loans and other real  estate  owned
(OREO). At March 31, 2001, total nonperforming loans totaled $3.2 million or 0.84% of total loans, an increase of 27 basis points from December 31, 2000. Nonaccruing loans were $2.6 million or 0.69% of total loans, as compared to $1.3 million or 0.34% of total loans at December 31, 2000. Loans past due 90 days or more and still accruing at March 31, 2001 increased to $383,000 compared to $54,000 at December 31, 2000, primarily as a result of reclassification.

Other real estate owned was $250,000 at March 31, 2001 compared to none at December 31, 2000.

The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                              March 31,         December 31,
                                                 2001               2000
                                             ----------         ------------

Nonaccruing loans                               $2,596             $1,281
Renegotiated loans                                 577                845
                                                ------             ------
     Total nonperforming loans                   3,173              2,124
                                                ------             ------

Loans past due 90 days and accruing                383                 54
Other real estate                                  250                  -
                                                ------             ------
     Total nonperforming assets                 $3,806             $2,180
                                                ======             ======

Asset Quality Ratios
Nonperforming loans to total gross loans         0.84%               .57%
Nonperforming assets to total gross loans        1.01%               .58%
Nonperforming assets to total assets             0.62%               .36%
Allowance for possible loan losses to
   nonperforming loans                         184.78%            266.09%

During the three months ended March 31, 2001, gross interest income of $59,000 would have been recorded on loans accounted for on a nonaccruing basis if the loans had been current throughout the period.


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

As of March 31, 2001 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                          March 31,   December 31,
                                             2001         2000
                                          ---------   -----------

Impaired loans -
    Recorded investment                   $  2,053     $ 1,061
    Valuation allowance                        349         196


This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the three-month period ended March 31, 2001 was $2.0 million compared to $1.4 million at December 31, 2000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $19,000 for the three-month period ended March 31, 2001.


Analysis of the Allowance for Possible Loan Losses


Between December 31, 2000 and March 31, 2001, the allowance for possible loan losses increased by $206,000 (4%) to $5.9 million, which constituted 1.56% of gross loans at March 31, 2001 a slight increase compared to the allowance at December 31, 2000. The provision for possible loan losses added $204,000 for the three-month period. Management believes the allowance for possible loan losses at March 31, 2001 of $5.9 million, or 184.78% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for possible loan losses during the three-month period ended March 31, 2001 and 2000.




                                                     2001        2000


Balance at beginning of period, January 1,          $5,657     $4,953
Charge-offs:
    Commercial, financial and agricultural               0          7
    Real estate--mortgage                                6         15
    Installment loans to individuals                     2          2
    Credit cards and related plans                       0          7
                                                    -------    ------
                                                         8         31
Recoveries:
    Commercial, financial and agricultural               7          3
    Real estate--mortgage                                0          0
    Installment loans to individuals                     2          1
    Credit cards and related plans                       1          5
                                                    -------    ------
                                                        10          9
                                                    -------    ------
Net (recoveries) charge-offs                            (2)        22
Provision charged to operations
   during the three-month period                       204        156
                                                    -------    ------
Balance at end of period, March 31,                 $5,863     $5,087
                                                    =======    ======
Ratio of net (recoveries) charge-offs during
   the three-month period to average loans
   outstanding during the period                     .00%       .02%



Investment Securities

At March 31, 2001, securities totaled $133.7 million, a decrease of $4.5 million compared to December 31, 2000, primarily as a result of maturities and/or principal paydowns.


Cash

Cash and cash equivalents decreased by $158,000 to $56.1 million. Federal funds sold increased by $3.9 million (11%) to $39.6 million while cash and due from banks decreased by $4.0 million (20%) to $16.5 million.


Deposits

Total deposits decreased by $19.6 million (4%) to $445.6 million. Such decrease is primarily attributable to the maturities of time deposits of the Subsidiary Banks.

Of the total decrease, time deposits $100M and over decreased by $6.5 million (14%), interest bearing demand deposits decreased by $4.0 million (4%), time deposits less than $100M decreased by $4.0 million (3%) and non-interest bearing demand deposits decreased by $6.7 million (6%). The aforementioned decreases in various components of deposits were partially offset by an increase in saving deposits of $1.7 million (3%).

Federal Home Loan Bank Advances

At March 31, 2001, Federal Home Loan Bank ("FHLB") advances totaled $70.0 million, an increase of $20.0 million (40%) compared to the amount reported at December 31, 2000. The company considers the FHLB advances as an added source of funding and accordingly executed transactions in the first quarter 2001 to meet its funding needs. These FHLB advances vary in terms and interest rates.


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

Total shareholders' equity of $41.5 million at March 31, 2001 was 6.8% of total assets, a moderate increase compared with $40.2 million or 6.6% of total assets at December 31, 2000. The Company and the Subsidiary Bank's remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 2001:


                                                                                          To Be Well Capitalized
                                                                                          under Prompt
                                                                  For Capital Adequacy    Corrective Action
                                                  Actual          Purposes                Provision
                                             Amount    Ratio      Amount Ratio             Amount       Ratio

Total capital (to risk weighted assets)
  Greater Community Bancorp                $ 55,939     14.06%    $ 31,825    8.00%       $     N/A         N/A
  Great Falls Bank                           28,587     11.31%      20,224    8.00%          25,280      10.00%
  Bergen Commercial Bank                     12,347     10.75%       9,189    8.00%          11,486      10.00%
  Rock Community Bank                         4,850     31.66%       1,225    8.00%           1,532      10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp                  41,324     10.39%      15,913    4.00%             N/A        N/A
  Great Falls Bank                           25,417     10.05%      10,112    4.00%          15,168       6.00%
  Bergen Commercial Bank                     10,909      9.50%       4,595    4.00%           6,892       6.00%
  Rock Community Bank                         4,658     30.41%         613    4.00%             919       6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp                  41,324      7.07%      22,647   4.00%              N/A        N/A
  Great Falls Bank                           25,417      6.42%      15,846   4.00%            19,808      5.00%
  Bergen Commercial Bank                     10,909      6.77%       6,442   4.00%             8,052      5.00%
  Rock Community Bank                         4,658     18.49%       1,007   4.00%             1,259      5.00%




During the last quarter of 2000 and the first quarter of 2001 the Company declared cash dividends at the rate of $0.075 per share, or an annual rate of $0.30 per share. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will be able to continue its current dividend policy of a quarterly distribution of cash dividends to its shareholders.


Some Specific Factors Affecting Future Results of Operations

Although future movement of interest rates cannot be predicted with certainty, the interest rate sensitivities of the Company's assets and liabilities are such that a decline in interest rates during the next few months would not adversely impact the Company's results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.


Item 3  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2000 Form 10-K filed with Securities and Exchange Commission.

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

     None.

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders (the "2001 Annual Meeting") was held on April 17, 2001. The following actions were taken at the 2001 Annual Meeting with respect to the three matters described in the Company's definitive Proxy Statement dated March 16, 2001 (the "2001 Proxy Statement") filed with the Commission:

     Election of Directors. In accordance with the nominations described in the 2001 Proxy Statement, all three of the nominees, named below, were elected as directors for three-year terms expiring in 2004 and until the election and qualification of their respective successors. The voting was as follows (fractional shares rounded to nearest whole share):

      Name of Nominee         Votes for      Votes Against      Votes Withheld
      ---------------         ---------      -------------      --------------
      Anthony M. Bruno Jr.    5,071,632              -                 9,052
      George E. Irwin         5,065,691              -                14,993
      Alfred R. Urbano        5,071,632              -                 9,052



     The names of the other Directors of the Company whose terms of office as Director continued after the 2001 Annual Meeting (and the year in which their respective terms will expire) are as follows: C. Mark
     Campbell (2002); John L. Soldoveri (2002); Charles J. Volpe (2002); Joseph A. Lobosco (2002); M. A. Bramante (2003); William T. Ferguson
     (2003); and David Waldman (2003).

      Approval of the 2001 Employee Stock Option Plan. The proposal to adopt the Greater Community Bancorp 2001 Employee Stock Option Plan (the "Employee Plan") was approved by a majority of the votes cast at the 2001 Annual Meeting. A copy of the Employee Plan was previously filed with the Commission as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K). The voting on the Employee Plan was as follows:

      For:                          3,834,416
      Against:                        142,018
      Abstain:                         61,951
      Broker Non-Votes:             1,042,298

      In connection with the shareholder approval of the Employee Plan, the Company's 1996 Employee Stock Option Plan (the "1996 Employee Plan") has been terminated. As a result, no further options may be granted under the 1996 Employee Plan, and shares previously reserved for issuance pursuant to the exercise of options not yet granted under the 1996 Employee Plan are no longer reserved. Presently outstanding options previously granted under the 1996 Employee Plan remain valid and enforceable.

      Adoption of the 2001 Stock Option Plan for Nonemployee Directors. The proposal to adopt the Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors (the "Director Plan") was approved by a majority of the votes cast at the 2001 Annual Meeting. A copy of the Director Plan was previously filed with the Commission as Exhibit 10.7 to the 2000 10-K. The voting on the Director Plan was as follows:

      For:                                  3,642,020
      Against:                                324,046
      Abstain:                                 72,319
      Broker Non-Votes:                     1,042,298


Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K


   (a)    Exhibits.  The following exhibits are filed with this Report.
          -------------------------------------------------------------
                       Exhibit No.          Description


                          3.1               Restated Certificate of
                                            Incorporation    of   the    Company
                                            (incorporated    by   reference   to
                                            Exhibit  3.4 to Form  10-QSB for the
                                            quarter  ended June 30,  1998) filed
                                            on August 14, 1998).

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
                                            (incorporated    by   reference   to
                                            Exhibit   10.3  to  Form   10-Q  for
                                            quarter ended September 30, 1999).

                          10.4 Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community
                                            Bancorp (as guarantor)(incorporated
                                            by reference to Exhibit 10.4 to
                                            Form 10-K for the year ended
                                            December 31, 1999, filed on
                                            March 28, 2000).

                          10.5 Executive Supplemental Retirement Income Agreement for C. Mark
                                            Campbell dated as of January 1,
                                            1999 among Bergen  Commercial  Bank,
                                            C. Mark Campbell and Greater
                                            Community  Bancorp (as guarantor)
                                           (incorporated by reference to Exhibit
                                            10.6 to Form  10-K for the year
                                            ended  December  31,  1999,  filed
                                            on March 28, 2000).

                         10.6 Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001 and Approved by the Shareholders on April 17, 2001 (incorporated by reference to

                                            Exhibit 10.6 to Form 10-K for the
                                            year ended December 31, 2000).


                         10.7 Greater Community Bancorp 2001 Stock Option Plan for Nonemployee
                                            Directors Adopted February 20, 2001
                                            and Approved by the Shareholders on
                                            April 17, 2001  (incorporated  by
                                            reference  to Exhibit 10.7 to Form
                                            10-K for the year ended December 31,
                                            2000).


      (b)      Reports on Form 8-K.
               --------------------


                    On January 18, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the earnings for the year ended December 31, 2000.

                    On April 10, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the declaration of 7.5 cents ($0.075) per share cash dividend on the Company's common stock.

                    On April 18, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the first quarter 2001 earnings and the declaration of a 5% stock dividend on the Company's common stock.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   May 15, 2001                         By: /s/Naqi A. Naqvi
       -------------                         -------------------------------
                                              Naqi A. Naqvi, Treasurer & CFO
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)