Form 10-Q
period 2001-06-30
GREATER COMMUNITY BANCORP
filed 2001-08-10
CIK 773845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    June 30, 2001


     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                      to

     Commission file number                  0-14294


                             Greater Community Bancorp
-------------------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)



            NEW JERSEY                                      22-2545165
------------------------------------------------------------------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)


       55 Union Boulevard, Totowa, New Jersey                07512
------------------------------------------------------------------------------
                        (Address of principal executive offices)

                                 (973) 942-1111
------------------------------------------------------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 6,620,485 shares at July 31, 2001.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                      INDEX


                                                                          PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            June 30, 2001 (Unaudited) and December 31, 2000................. 3


         Consolidated Statements of Income (Unaudited)
            Three and Six months ended
            June 30, 2001 and 2000 ..........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity (Unaudited)
            Six Months ended June 30, 2001 and 2000..........................5


         Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 2001 and 2000..........................6


         Notes to Consolidated Financial Statements (unaudited)..............8


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk ......17

PART  II  -  OTHER INFORMATION

Items  1  through  6........................................................18



Signatures..................................................................20

PART 1 - FINANCIAL INFORMATION
Item 1-  Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                            June 30,        December 31,
                                                                               2001              2000
ASSETS                                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                               $ 20,407             $ 20,542
FEDERAL FUNDS SOLD                                                           48,401               35,750
          Total cash and cash equivalents                                    68,808               56,292
DUE FROM BANKS - Interest-bearing                                            14,607                4,791
SECURITIES:
   Available-for-sale, at fair value                                        138,383              134,592
   Held-to-maturity, at amortized cost
         (Fair values $2,568 and $3,356)                                      2,409                3,561
                                                                            140,792              138,153
LOANS                                                                       395,549              373,972
 Less - Allowance for possible loan losses                                   (5,992)              (5,657)
        Unearned income                                                      (2,335)              (2,176)
          Net loans                                                         387,222              366,139
PREMISES AND EQUIPMENT, net                                                   6,667                6,665
ACCRUED INTEREST RECEIVABLE                                                   3,697                4,467
BANK OWNED LIFE INSURANCE                                                    11,541               11,222
INTANGIBLE ASSETS                                                            11,962               12,351
OTHER ASSETS                                                                 10,091                7,225
          Total assets                                                     $655,387             $607,305

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                    $113,736             $108,803
   Interest-bearing                                                         114,886               98,068
   Savings                                                                   57,117               54,272
     Time Deposits less than $100                                           155,439              157,100
   Time Deposits $100 and over                                               45,508               47,002
          Total deposits                                                    486,686              465,245

FHLB ADVANCES                                                                70,000               50,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                               18,819               17,020
ACCRUED INTEREST PAYABLE                                                      5,072                4,021
OTHER LIABILITIES                                                             9,038                7,788
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                          23,000               23,000
          Total Liabilities                                                 612,615              567,074
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,627,986
      and 6,317,679 shares outstanding                                        3,314                3,159
  Additional paid-in capital                                                 37,617               34,178
  Retained earnings                                                              30                2,069
  Accumulated other comprehensive income                                      1,811                  825
   Total shareholders' equity                                                42,772               40,231
    Total liabilities and shareholders' equity                             $655,387             $607,305

                   (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                              Three Months                   Six Months
                                                                               Ended June 30,                Ended June 30,
                                                                            2001         2000             2001         2000

INTEREST INCOME
       Loans, including fees                                              $8,026       $7,633          $15,927      $15,082
       Securities                                                          2,091        2,333            4,320        4,705
       Federal Funds sold and deposits with banks                            708          354            1,379          679
           Total interest income                                          10,825       10,320           21,626       20,466

INTEREST EXPENSE
       Deposits                                                            3,646        4,004            7,432        7,910
       Short-term borrowings                                               1,143          550            2,286        1,134
       Long-term borrowings                                                  575          575            1,150        1,150
     Total interest expense                                                5,364        5,129           10,868       10,194
NET INTEREST INCOME                                                        5,461        5,191           10,758       10,272

PROVISION FOR POSSIBLE LOAN LOSSES                                           211          417              415          573
           Net interest income after
              provision for possible loan losses                           5,250        4,774           10,343        9,699

OTHER INCOME
       Service charges on deposit accounts                                 618            485            1,151          960
       Other commissions and fees                                          188            272              403          682
       Gain (loss) on sale of securities                                    53           (38)               54          (28)
Gain on sale of assets                                                       -            517                -          517
       Gain on sale of lease financing receivable                          337            258              591          432
       Income from bank-owned life insurance                               148            131              319          271
       All other income                                                    245            240              454          430
                                                                         1,589          1,865            2,972        3,264
OTHER EXPENSES
    Salaries and employee benefits                                       2,371          2,333            4,754        4,636
    Occupancy and equipment                                                757            812            1,560        1,658
    Regulatory, professional and other fees                                402            392              776          692
       Computer services                                                   116            107              198          209
    Amortization of intangible assets                                      195            195              389          389
       Office expense                                                      257            240              515          488
    All other operating expenses                                           585            716            1,105        1,355
           Total other expenses                                          4,683          4,795            9,297        9,427

           Income before income taxes                                    2,156          1,844            4,018        3,536

PROVISION FOR INCOME TAXES                                                 725            701            1,368        1,337

NET INCOME                                                              $1,431        $ 1,143           $2,650      $ 2,199

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                              6,630          6,645            6,634        6,648

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                            6,872          6,786            6,875        6,796

NET INCOME PER SHARE - Basic                                            $ 0.22         $ 0.17           $ 0.40      $  0.33

NET INCOME PER SHARE - Diluted                                          $ 0.21         $ 0.16           $ 0.39      $  0.32


                   (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, Unaudited)


Six Months ended June 30, 2001

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income

Balance January 1, 2001                $3,159         $34,178      $2,069             825             $40,231               -

Net Income                                                          2,650                               2,650         $ 2,650

5% stock dividend                         157           3,495      (3,652)                                  -

Exercise of stock options                   1               2                                               3

Issuance of common
   stock for dividend
   reinvestment plan                       13             246                                             259


Cash dividends                                                    (1,037)                              (1,037)
Other comprehensive income,  net
of reclassification,   taxes and
adjustments                                                                            986                986            986

Total comprehensive income                                                                                            $3,636

Retirement of treasury stock              (16)          (304)                                            (320)


Balance, June 30, 2001                 $3,314        $37,617       $ 30            $ 1,811            $42,772



Six Months ended June 30, 2000

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in      Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings           Loss              Equity             Income

Balance January 1, 2000                   $3,016        $31,891      $1,636           ($1,141)            $35,402               -

Net Income                                                            2,199                                 2,199          $ 2,199

5% stock dividend                            151          2,401      (2,555)                                   (3)

Exercise of stock options                      5             68                                                73

Issuance of common
   stock for dividend
   reinvestment plan                          14            208                                                222

Cash dividends                                                        (898)                                   (898)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                              (494)                (494)           (494)

Total comprehensive income                                                                                                  $1,705
Retirement of treasury stock                 (23)         (326)                                               (349)


Balance, June 30, 2000                    $3,163       $34,242        $382            $(1,635)             $36,152

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $ 2,650         $ 2,199
 Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                                             1,058           1,106
      Accretion of discount on securities, net                                                   (107)            (28)
      Gain on sale of securities, net                                                             (82)            (28)
      Gain on sale of assets                                                                        -             517
      Provision for possible loan losses                                                          415             573
   (Increase) decrease in accrued interest receivable                                             770            (239)
   (Increase) decrease in other assets                                                            815            (952)
   Increase in accrued interest payable
           and other liabilities                                                                2,301           3,656
        Net cash provided by operating activities                                               7,848           6,804

CASH FLOWS FROM INVESTING ACTIVITIES
      Available-for-sale securities -
     Purchases                                                                                 (59,058)       (12,061)
     Sales                                                                                       7,916            359
     Maturities and principal paydowns                                                          44,114         15,520
      Held-to-maturity securities -
        Maturities                                                                               1,152          4,617
      Net decrease (increase) in interest-bearing deposits
     with banks                                                                                 (9,816)         1,548
      Net increase in loans                                                                    (21,083)       (14,624)
      Capital expenditure                                                                         (672)           (70)

        Net cash used in investing activities                                                  (37,447)        (4,711)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposit accounts                                                          21,441         15,319
      (Decrease) increase in repurchase agreements                                               1,799         (7,658)
      Net increase in FHLB advances                                                             20,000              -
      Dividends paid                                                                            (1,037)          (898)
      Proceeds from exercise of stock options                                                        3             73
      Proceeds from issuance of common stock                                                       259            222
      Purchase of treasury stock                                                                  (320)          (349)
      Other, net                                                                                   (30)            (4)
        Net cash provided by financing activities                                               42,115          6,705

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       12,516          8,798

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  56,292         19,200

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $68,808        $27,998


                         (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 2001, the consolidated results of operations for three months and six months ended June 30, 2001 and 2000 and cash flows for six months ended June 30, 2001 and 2000. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2000.


Dividend

     During June 2001, the Company's Board of Directors declared a cash dividend of 8.5 cents ($.085) per share, payable on July 31, 2001 to shareholders of record on July 13, 2001.

     On April 17, 2001, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend was July 13, 2001 and the issue date was July 31, 2001. The financial information in this Form 10-Q has retroactively been restated to reflect the 5% stock dividend.


EARNINGS PER SHARE COMPUTATION

     The Company's reported diluted earnings per share of $0.39 and $.32 for the six-month periods and $.21 and $.16 for the three-month periods ended June 30, 2001 and 2000, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.


NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001.

     Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense of approximately $778,000.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

                      GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion and analysis of the Company's consolidated financial condition as of June 30, 2001 and the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2000, and the other information therein. The consolidated statement of condition as of June 30, 2001 and the statements of operations and cash flows for the six months ended June 30, 2001 and 2000 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank (GFB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

     The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months and six months ended June 30, 2001. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2000.


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

     The Company is a diversified financial services company operating retail banking, brokerage, and equipment leasing businesses that provide products and services in the Company's primary geographic markets in northern counties of New Jersey and expanding. Through Highland Capital Corp., one of the Company's wholly-owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses in New Jersey and contiguous states. Another wholly-owned nonbank subsidiary, Greater Community Financial, L.L.C., engages in the business of securities broker-dealer.

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


EARNINGS SUMMARY

Net income for the first six months of 2001 was $2.7 million or $0.39 per diluted share, a 21.0% increase over $2.2 million or $0.32 per diluted share earned in the first six months of 2000.

Net Income for the second quarter of 2001 was $1.4 million or $0.21 per diluted share, a 25.2% increase over $1.1 million or $0.16 per diluted share earned in the second quarter of 2000.

Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.44 and $0.23 for the six- and three- month periods ended June 30, 2001, respectively, compared to $0.38 and $0.20 per share in the same periods of 2000.

The increase in net income for the six-month period primarily reflects higher net interest income partially offset by reduced other income and increased salaries and employee benefits.

The increase in net income for the three-month period primarily reflects higher net interest income and reduced provision for possible loan losses, offset by reduced other income (primarily gain on sale of assets) and total all other operating expenses.
Net Interest Income

Net Interest Income

Six-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the six months ended June 30, 2001 increased by $486,000 (4.7%) to $10.8 million from $10.3 million for the six months ended June 30, 2000. Interest income from loans increased 5.6% to $15.9 million, while interest paid on deposits decreased 6.0% to $7.4 million. Interest income on federal funds sold and deposits with banks increased significantly as a result of excess liquidity, while interest paid on short-term borrowings increased significantly due to increase in FHLB advances. Despite the positive balance sheet growth, the Company experienced a narrower net interest margin due to declining interest yields.

Three Month Comparison: Net interest income for the three months ended June 30, 2001 increased by $270,000 (5.2%) to $5.5 million compared to the three months ended June 30, 2000. Interest income from loans, the largest component of interest income increased by $393,000, while interest income on federal funds sold and deposits with banks increased by $354,000 partially offset by a decrease of $242,000 in interest income on securities. Interest paid on deposits decreased by $358,000, only partially offsetting an increase of $593,000 in interest paid on short-term borrowings.


Other Income

Non-interest income continues to represent a considerable source of income for the Company. Excluding the gain on sale of assets in 2000, total non-interest income increased $225,000 (8.2%) to $3.0 million for the six months ended June 30, 2001, compared to the same period in 2000. The increase for the second quarter of 2001 (also excluding the gain on sale of assets in 2000) was $241,000 (17.9%), to $1.6 million, compared to the second quarter of 2000. The increases are primarily attributable to increases in service charges on deposit accounts and all other income partially offset by a decrease in other commissions and fees.


Non-Interest Expense

Total other expenses decreased moderately by $130,000 (1.4%) to $9.3 million, for the six months ended June 30, 2001 compared to the same period in 2000. Total other expenses decreased by $112,000 (2.3%) to $4.7 million for the three months ended June 30, 2001 compared to the same period in 2000.

The largest component of other expenses, salaries and employee benefits, increased by $38,000 (1.6%) to $2.4 million, and by $118,000 (2.5%) to $4.8 million, for the three months and six months ended June 30, 2001, respectively, over the comparable 2000 periods. These increases represents general salary increases.

The second largest component of other expenses, occupancy and equipment expense, decreased by $55,000 (6.8%) and $98,000 (5.9%) for the three months and six months ended June 30, 2001, respectively, over the comparable 2000 periods. The majority of such decreases are related to reduced rental expenses resulting from the sale of a bank branch in 2000.

All other operating expenses for the second quarter of 2001 decreased by $131,000 compared to the second quarter of 2000. All other operating expenses for the six months ended June 30, 2001 were $250,000 lower than for the first six months of 2000. The decreases in all other operating expenses are in part due to efforts to consolidate expenses.


Provision for Possible Loan Losses

The provision for possible loan losses for the six months ended June 30, 2001 decreased by $158,000, and for the three months ended June 30, 2001 decreased by $206,000, relative to the same periods of 2000. Disregarding a one-time provision in the amount of $236,000 recorded in the second quarter of 2000 relative to the loan growth, such expenses increased by $78,000, primarily due to the increase in the overall growth in loans.

Provision for Income Taxes

The provision for income taxes for the six and three months ended June 30, 2001 was $1.4 million and $725,000, a 35% effective tax rate, compared to $1.3 million and $701,000, a 38% effective tax rate for the same periods in 2000.

The decrease in the effective tax rate for the three- and six- month periods is attributable to the tax advantageous bank-owned life insurance income.

FINANCIAL CONDITION

ASSETS

Between December 31, 2000 and June 30, 2001 total assets increased by $48.1 million to $655.4 million. The increase is primarily attributable to the growth of the Company, particularly in loans, cash and cash equivalents, and interest-bearing due from banks.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans increased from December 31, 2000 to June 30, 2001 by $21.6 million to $395.5 million. Such increase resulted primarily from internal growth.

The following table reflects the composition of the gross loan portfolio as of June 30, 2001 and December 31, 2000.


                                                       June 30,     December 31,
                                                         2001           2000

     Loans secured by residential properties
        One-to-four family                            $147,748      $ 145,998
        Multifamily                                     13,733         15,049
     Loans secured by nonresidential properties        163,893        148,616
     Loans to individuals                               10,702         10,639
     Commercial loans                                   45,355         40,124
     Construction loans                                 12,992         13,014
     Other loans                                         1,126            532
          Total gross loans                           $395,549       $373,972




Nonperforming Assets

Nonperforming assets include nonaccrual loans and other real estate owned
(OREO). At June 30, 2001, total nonperforming assets totaled $2.7 million (0.69% of total gross loans), increased from $2.2 million (0.58% of total gross loans) at December 31, 2000. Nonaccrual loans at June 30, 2001 were $1.5 million or 0.37% of total loans, as compared to $1.3 million or 0.34% of total loans at December 31, 2000. Loans past due 90 days or more and still accruing at June 30, 2001 increased to $418,000 compared to $54,000 at December 31, 2000, primarily as a result of reclassification.

Other real estate owned was $250,000 at June 30, 2001.

The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                             June 30,               December 31,
                                               2001                     2000

Nonaccruing loans                             $1,478                   $1,281
Renegotiated loans                               566                      845
     Total nonperforming loans                 2,044                    2,124

Loans past due 90 days and accruing              418                       54
Other real estate                                250                        -
     Total nonperforming assets               $2,712                   $2,180

Asset Quality Ratios
Nonperforming loans to total gross loans        0.52%                     .57%
Nonperforming assets to total gross loans       0.69%                     .58%
Nonperforming assets to total assets            0.41%                     .36%
Allowance for possible loan losses to
 nonperforming loans                          293.15%                  266.09%


During the six months ended June 30, 2001, gross interest income of $47,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.


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

As of June 30, 2001 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                              June 30,         December 31,
                                                2001               2000

Impaired loans -
    Recorded investment                       $ 1,199            $ 1,061
    Valuation allowance                       $   338            $   196


This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the six-month period ended June 30, 2001 was $1.8 million compared to $1.4 million at December 31, 2000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $34,000 for the six-month period ended June 30, 2001.


Analysis of the Allowance for Possible Loan Losses


Between December 31, 2000 and June 30, 2001, the allowance for possible loan losses increased by $335,000 (5.9%) to $6.0 million, which constituted 1.51% of gross loans on June 30, 2001 and December 31, 2000. The provision for possible loan losses added $415,000 for the six-month period, while the net chargeoffs were $80,000. Management believes the allowance for possible loan losses at June 30, 2001 of $6.0 million or 220.94% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for possible loan losses during the six-month periods ended June 30, 2001 and 2000.


                                                          2001        2000

Balance at beginning of period, January 1,              $5,657       $4,953
Charge-offs:
    Commercial, financial and agricultural                  72           14
    Real estate--mortgage                                    0           25
    Installment loans to individuals                         7           44
    Credit cards and related plans                          21            9
                                                           100           92
Recoveries:
    Commercial, financial and agricultural                   7            6
    Real estate--mortgage                                    3            0
    Installment loans to individuals                         5            3
    Credit cards and related plans                           5            9
                                                            20           18
Net charge-offs                                             80           74
Provision charged to operations
   during the six-month period                             415          573
Balance at end of period, June 30,                      $5,992       $5,452
Ratio of net charge-offs during the
   six-month period to average loans
   outstanding during that period                          .02%         .01%


Investment Securities

Securities increased by a net amount of $2.6 million from December 31, 2000 to June 30, 2001. The increase resulted from $59.1 million of purchases of additional securities in available for sale portfolio offset by $53.2 million in maturities and sales during the first six months. Of the total increase, securities available for sale increased by $3.8 million and securities held to maturity decreased by $1.2 million.


Cash

Cash and cash equivalents increased by $12.5 million (22.2%) to $68.8 million between December 31, 2000 and June 30, 2001. Almost all of the such increase is attributable to federal funds sold, primarily due to increase in deposits.

LIABILITIES

Between December 31, 2000 and June 30, 2001, total liabilities increased by $45.5 million to $612.6 million. The increase is primarily attributable to an increase in total deposits coupled with an increase in FHLB advances. The increase reflects continued growth of the Subsidiary Banks.

Deposits

Total deposits increased by $21.4 million to $486.7 million. Such increase is primarily attributable to new deposit products marketed during the year by the Subsidiary Banks.

Of the total increase, non-interest-bearing, interest-bearing deposits and savings deposits increased by $4.9 million, $16.8 million and $2.8 million, respectively. The aforementioned increases in various components of deposits were partially offset by a decrease of $3.2 million in time deposits.

Federal Home Loan Bank Advances

At June 30, 2001, Federal Home Loan Bank ("FHLB") advances totaled $70.0 million, an increase of $20.0 million (40%) compared to the amount reported at December 31, 2000. The Company considers the FHLB advances as an added source of funding and accordingly executed transactions in the first quarter 2001 to meet its funding needs. These FHLB advances vary in terms and interest rates.


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

Total shareholders' equity of $42.8 million at June 30, 2001 was 6.5% of total assets, a moderate increase in amount compared with $40.2 million or 6.6% of total assets at December 31, 2000. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 2001:

                                                                                          To Be Well Capitalized
                                                                                          under Prompt
                                                                  For Capital Adequacy    Corrective Action
                                                  Actual          Purposes                Provision
                                             Amount    Ratio      Amount Ratio             Amount       Ratio

Total capital (to risk weighted assets)
  Greater Community Bancorp                $ 57,206     13.75%    $ 33,273    8.00%       $     N/A         N/A
  Great Falls Bank                           29,230     11.33%      20,642    8.00%          25,802      10.00%
  Bergen Commercial Bank                     12,539     10.22%       9,812    8.00%          12,264      10.00%
  Rock Community Bank                         4,893     26.46%       1,479    8.00%           1,849      10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp                  42,652     10.25%      16,637    4.00%             N/A        N/A
  Great Falls Bank                           25,996     10.08%      10,321    4.00%          15,481       6.00%
  Bergen Commercial Bank                     11,400      8.97%       4,906    4.00%           7,359       6.00%
  Rock Community Bank                         4,673     25.27%         740    4.00%           1,109       6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp                  42,652      7.03%      24,266   4.00%              N/A        N/A
  Great Falls Bank                           25,996      6.38%      16,296   4.00%            20,370      5.00%
  Bergen Commercial Bank                     11,004      6.39%       6,889   4.00%             8,611      5.00%
  Rock Community Bank                         4,673     18.01%       1,038   4.00%             1,297      5.00%



During the last three quarters of 2000 and the first quarter of 2001 the Company declared cash dividends at the rate of $0.075 per share, or an annual rate of $0.30 per share. During the second quarter of 2001 the Company increased the declared quarterly dividend by 13% to $0.085 per share, or an annual dividend rate of $0.34 per share. The Company's payment of a 5% stock dividend during the second quarter of 2001 had the effect of further increasing the annual dividend rate by 5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of quarterly cash dividends to its shareholders.


Some Specific Factors Affecting Future Results of Operations

Although future movement of interest rates cannot be predicted with certainty, the interest rate sensitivities of the Company's assets and liabilities are such that a decline in interest rates during the next few months would not adversely impact the Company's results of operations. Due to the asset sensitivity of the Company, it may benefit favorably in an increasing rate environment. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.


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

     None.

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     See Item 4, Part II, of Form 10-Q for quarter ended March 31, 2001, with respect to the Annual Meeting of Stockholders held on April 17, 2001.

Item 5 -  Other information

     None.

Item 6 -  Exhibits and Reports on Form 8-K


    (a)                   Exhibits.  The following exhibits are filed with
                                     this Report.
                      Exhibit No.                          Description


                          3.1               Restated  Certificate of
                                            Incorporation  of the Company
                                            (incorporated  by reference  to
                                            Exhibit 3.4 to Form  10-QSB for the
                                            quarter  ended June 30, 1998 filed
                                            on August 14, 1998).

                          3.2 Bylaws of the Company as amended and restated effective May 15, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2001).

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

                    On June 18, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the amended and restated bylaws effective May 15, 2001.

                    On June 28, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the declaration of 8.5 cents ($0.085) per share cash dividend on the Company's common stock.

                    On August 2, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the first six months and second quarter 2001 earnings.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   August 10, 2001                      By: \s\Naqi A. Naqvi
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)