Form 10-Q
period 2001-09-30
GREATER COMMUNITY BANCORP
filed 2001-11-14
CIK 773845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    September 30, 2001
                                              ----------------------------

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


                             Greater Community Bancorp
     ---------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


            NEW JERSEY                                     22-2545165
     ---------------------------------                -------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
     ---------------------------------------------------------------------
                       (Address of principal executive offices)

                                 (973) 942-1111
     ---------------------------------------------------------------------
                (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 6,697,860 shares at November 5, 2001.

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                       PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            September 30, 2001 (Unaudited) and December 31, 2000.......... 3


         Consolidated Statements of Income (Unaudited)
            Three and Nine months ended
            September 30, 2001 and 2000 ...................................4


         Consolidated Statements of Changes in Shareholders'
            Equity (Unaudited)
            Nine Months ended September 30, 2001 and 2000..................5


         Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 2001 and 2000..................6


         Notes to Consolidated Financial Statements(unaudited).............7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................9

Item  3 -  Quantitative and Qualitative Disclosures about Market Risk.....17

PART  II  -  OTHER INFORMATION

Items  1  through  6......................................................18



Signatures................................................................21

PART 1 - FINANCIAL INFORMATION
Item 1- Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                       September 30,        December 31,
                                                                               2001              2000
                                                                        -------------       ------------
ASSETS                                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                               $ 18,902             $ 20,542
FEDERAL FUNDS SOLD                                                           27,750               35,750
                                                                           --------             --------
          Total cash and cash equivalents                                    46,652               56,292
DUE FROM BANKS - Interest-bearing                                            15,396                4,791
SECURITIES:
   Available-for-sale, at fair value                                        151,064              134,592
   Held-to-maturity, at amortized cost
         (Fair values $1,929 and $3,356)                                      2,014                3,561
                                                                            -------            ---------
                                                                            153,078              138,153
LOANS                                                                       401,609              373,972
 Less - Allowance for possible loan losses                                   (6,208)              (5,657)
        Unearned income                                                      (2,169)              (2,176)
                                                                          -----------          ----------
          Net loans                                                         393,232              366,139
PREMISES AND EQUIPMENT, net                                                   6,538                6,665
ACCRUED INTEREST RECEIVABLE                                                   3,725                4,467
BANK OWNED LIFE INSURANCE                                                    11,689               11,222
INTANGIBLE ASSETS                                                            11,768               12,351
OTHER ASSETS                                                                 13,482                7,225
                                                                           --------            ---------
          Total assets                                                     $655,560             $607,305
                                                                           ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                    $115,710             $108,803
   Interest-bearing                                                         120,751               98,068
   Savings                                                                   59,153               54,272
     Time Deposits less than $100                                           145,472              157,100
   Time Deposits $100 and over                                               42,091               47,002
                                                                           --------             --------
          Total deposits                                                    483,177              465,245

FHLB ADVANCES                                                                70,000               50,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                               19,228               17,020
ACCRUED INTEREST PAYABLE                                                      4,571                4,021
OTHER LIABILITIES                                                            11,262                7,788
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                          23,000               23,000
                                                                           --------            ---------
          Total Liabilities                                                 611,238              567,074
                                                                           --------            ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,630,312
      and 6,317,679 shares outstanding                                        3,315                3,159
  Additional paid-in capital                                                 37,630               34,178
  Retained earnings                                                             853                2,069
  Accumulated other comprehensive income                                      2,524                  825
                                                                           --------             ---------
   Total shareholders' equity                                                44,322               40,231
                                                                           --------             ---------
    Total liabilities and shareholders' equity                             $655,560             $607,305
                                                                           ========             ========

                    (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                  (Unaudited)

                                                                            Three Months                  Nine Months
                                                                          Ended September 30,           Ended September 30,
                                                                          -------------------           -------------------
                                                                            2001           2000          2001            2000
                                                                            ----           ----          ----            ----
INTEREST INCOME
       Loans, including fees                                              $8,082         $7,888       $24,009         $22,970
       Securities                                                          2,203          2,351         6,523           7,056
       Federal Funds sold and deposits with banks                            502            350         1,880           1,029
                                                                         -------        -------       -------         -------
           Total interest income                                          10,787         10,589        32,412          31,055
                                                                         -------        -------       -------         -------

INTEREST EXPENSE
       Deposits                                                            3,468          4,039        10,900          11,949
       Short-term borrowings                                               1,156            736         3,442           1,870
       Long-term borrowings                                                  575            575         1,725           1,725
                                                                          ------         ------       -------         -------
     Total interest expense                                                5,199          5,350        16,067          15,544
                                                                          ------         ------       -------         -------
NET INTEREST INCOME                                                        5,588          5,239        16,345          15,511

PROVISION FOR POSSIBLE LOAN LOSSES                                           221            213           636             786
                                                                          ------         ------       -------          ------
           Net interest income after
              provision for possible loan losses                           5,367          5,026        15,709          14,725

OTHER INCOME
       Service charges on deposit accounts                                   631            523          1,781          1,483
       Other commissions and fees                                            148            212            550            894
       Gain on sale of securities                                             48             57            103             29
       Gain on sale of assets                                                  -              -              -            517
       Gain on sale of lease financing receivable                            257            245            848            677
       Income from bank-owned life insurance                                 148            131            467            402
       All other income                                                      212            201            666            631
                                                                          ------         ------         ------         ------
                                                                           1,444          1,369          4,415          4,633
OTHER EXPENSES
    Salaries and employee benefits                                         2,463          2,304          7,216          6,940
    Occupancy and equipment                                                  766            770          2,327          2,428
    Regulatory, professional and other fees                                  334            503          1,110          1,195
       Computer services                                                     117             90            315            299
    Amortization of intangible assets                                        194            194            583            583
       Office expense                                                        254            246            768            734
    All other operating expenses                                             590            402          1,694          1,756
                                                                          ------         ------        -------         ------
           Total other expenses                                            4,718          4,509         14,013         13,935
                                                                          ------         ------        -------         ------

           Income before income taxes                                      2,093          1,886          6,111          5,423
                                                                          ------         ------         ------         ------

PROVISION FOR INCOME TAXES                                                   707            673          2,075          2,010
                                                                          ------         ------         ------         ------

NET INCOME                                                                $1,386        $ 1,213         $4,036        $ 3,413
                                                                          ------        -------         ------        -------

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                6,627          6,633          6,631          6,643
                                                                          ------        -------         ------        -------

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                              6,934          6,788          6,894          6,779
                                                                          ------        -------         ------  -------------

NET INCOME PER SHARE - Basic                                              $ 0.21        $ 0.18          $ 0.61        $  0.51
                                                                          ------        ------          ------  -------------

NET INCOME PER SHARE - Diluted                                            $ 0.20        $ 0.18          $ 0.59        $  0.50
                                                                          ------        ------          ------  -------------

                     (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (in thousands, unaudited)

Nine Months ended September 30, 2001

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid-in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings     Income (Loss)         Equity             Income
                                        -----        -------      --------     -------------         ------             ------
Balance January 1, 2001                   $3,159        $34,178      $2,069             825            $40,231                -

Net Income                                                            4,036                              4,036            $ 4,036

5% stock dividend                            157          3,495      (3,652)                                 -

Exercise of stock options                      2             20                                             22


Issuance of common
   Stock for dividend
   reinvestment plan                          20            390                                            410


Cash dividends                                                      (1,600)                             (1,600)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                            1,699             1,699             1,699
                                                                                                                          -------

Total comprehensive income                                                                                                $5,735
                                                                                                                          -------
Repurchase and Retirement   of
treasury stock                              (23)           (453)                                          (476)
                                        -------         --------   --------           ---------        --------

Balance, September 30, 2001              $3,315         $37,630       $853             $ 2,524         $44,322
                                        --------        --------    --------          ---------        --------


Nine Months ended September 30, 2000

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid-in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings     Income (Loss)         Equity             Income
                                        -----        -------      --------     -------------         ------             ------
Balance January 1, 2000                   $3,016        $31,891      $1,636        ($1,141)            $35,402              -

Net Income                                                            3,413                              3,413         $ 3,413

5% stock dividend                          151            2,401     (2,555)                                 (3)

Exercise of stock options                    6               76                                             82


Issuance of common
   Stock for dividend
   reinvestment plan                        22              328                                            350


Cash dividends                                                      (1,368)                             (1,368)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                             520                520            520
                                                                                                                       -------

Total comprehensive income                                                                                             $3,933
                                                                                                                       -------
Repurchase and Retirement of
treasury stock                              (40)          (581)                                           (621)
                                        -------        --------    --------       ---------           --------

Balance, September 30, 2000              $3,155        $34,115      $ 1,126           $(621)           $37,775
                                        --------      ---------   ---------       ---------            -------

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                      2001            2000
                                                                    -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $ 4,036         $ 3,413
 Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                   1,582           1,745
      Accretion of discount on securities, net                            9             (49)
      Gain on sale of securities, net                                  (103)            (29)
      Gain on sale of assets                                              -            (517)
      Provision for possible loan losses                                636             786
   Decrease (increase) in accrued interest receivable                   742            (277)
   Increase in other assets                                          (2,530)           (592)
   Increase in accrued expenses
                     and other liabilities                            4,024           3,364
                                                                    --------         -------
        Net cash provided (used in) by operating activities           8,396           7,844
                                                                    --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities -
     Purchases                                                      (97,882)        (16,017)
     Sales                                                            8,377           1,496
     Maturities and principal paydowns                               69,032          19,401
    Held-to-maturity securities -
     Maturities                                                       1,547           5,215
    Net (increase) decrease in interest-bearing deposits
     with banks                                                      (9,640)          2,957
      Net increase in loans                                         (27,093)        (16,001)
      Capital expenditure                                              (872)           (700)
                                                                   ---------        --------
        Net cash used in investing activities                       (56,531)         (3,649)
                                                                   ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposit accounts                    17,932         (22,954)
      Increase in FHLB advances                                      20,000          10,000
      Increase in repurchase agreements                               2,208          17,237
      Dividends paid                                                 (1,600)         (1,368)
      Proceeds from exercise of stock options                            22              82
      Proceeds from issuance of common stock                            410             350
      Purchase of treasury stock                                       (476)           (621)
                                                                   ---------        --------
        Net cash (used in) provided by financing activities          38,496           2,726
                                                                    --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (9,640)          6,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       56,292          19,200
                                                                    --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $46,652         $26,121
                                                                    ========        ========


                          (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 2001, the consolidated results of operations for three months and nine months ended September 30, 2001 and 2000 and cash flows for nine months ended September 30, 2001 and 2000. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2000.


Dividend

     On April 17, 2001, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend was July 13, 2001 and the issue date was July 31, 2001. Accordingly, on July 31, 2001, the Company issued 315,097 shares of common stock. As a result of the stock dividend, the Company increased its outstanding common shares to 6,617,285 at
July 31, 2001. The financial information in this Form 10-Q has been retroactively adjusted to reflect this 5% stock dividend.

     During September 2001, the Company's Board of Directors declared a cash dividend of 8.5 cents ($.085) per share, payable on October 31, 2001 to shareholders of record on October 12, 2001.


EARNINGS PER SHARE COMPUTATION

     The Company's reported diluted earnings per share of $0.59 and $.50 for the nine-month periods and $.20 and $.18 for the three-month periods ended September 30, 2001 and 2000, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents.


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

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. This SAB was effective upon issuance and provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Company's consolidated financial position or results of operations.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

     The following discussion and analysis of the Company's consolidated financial condition as of September 30, 2001 and the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2000, and the other information therein. The consolidated statement of condition as of September 30, 2001 and the statements of operations and cash flows for the nine months ended September 30, 2001 and 2000 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Great Falls Bank (GFB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

     The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's consolidated financial condition and results of operations for the three months and nine months ended September 30, 2001. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2000.

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

     The Company has made an effort to meet these challenges by providing highly focused personalized customer service, which provides a basis for differential in today's environment where banks and other financial service providers target the same customer. To leverage new technology, the Company responded with the formation of e-commerce services through the World Wide Web. As a result, an Internet banking product for retail customers. The Company launched a cash management product through its internet banking for its commercial customers in the beginning of 2001.

     In recent months the Company, along with other financial institutions, has experienced an increase in pressure on its net interest margin as a result of a weakening economy accompanied by the Federal Reserve Board's aggressive reduction in short-term interest rates.

EARNINGS SUMMARY

     Net income for the first nine months of 2001 was $4.0 million or $0.59 per diluted share, an 18% increase over $3.4 million or $0.50 per diluted share earned in the first nine months of 2000.

     Net Income for the third quarter of 2001 was $1.4 million or $0.20 per diluted share, a 14% increase over $1.2 million or $0.18 per diluted share earned in the third quarter of 2000.

     Cash earnings (earnings before amortization of intangible assets) per diluted share were $0.67 and $0.23 for the nine- and three- month periods ended September 30, 2001, respectively, compared to $0.59 and $0.21 per diluted share in the same periods of 2000.

     The increase in net income for the nine-month period primarily reflects higher net interest income partially offset by reduced other income (primarily reduced other commission and fees) and higher salaries and employee benefits and provisions for income taxes.

     The increase in net income for the three-month period primarily reflects higher net interest income and other income, offset by increased total other expenses (primarily salaries and employee benefits and other operating expenses).

Net Interest Income

     Nine-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the nine months ended September 30, 2001 increased by $834,000 (5.4%) to $16.3 million from $15.5 million for the nine months ended September 30, 2000. Interest income from loans increased 4.5% to $24.0 million, while interest paid on deposits and borrowings increased 3.4% to $16.0 million, while interest paid on deposits decreased by 8.8% to $10.9 million. Interest income on federal funds sold and deposits with banks increased significantly as a result of excess liquidity, while interest paid on short-term borrowings increased significantly due to increase in FHLB advances. Despite the positive balance sheet growth, the Company expects it will continue to experience a narrower net interest margin due to declining interest yields.

     Three-Month Comparison: Net interest income for the three months ended September 30, 2001 increased by $349,000 (6.7%) to $5.6 million compared to the three months ended September 30, 2000. Interest income from loans, the largest component of interest income, increased by $194,000, while interest income on federal funds sold and deposits with banks increased by $152,000 almost entirely offset by a decrease of $148,000 in interest income on securities. Interest paid on deposits decreased by $571,000, only partially offsetting an increase of $420,000 in interest paid on short-term borrowings.


Other Income

     Non-interest income continues to represent a considerable source of income for the Company. Excluding the gain on sale of assets in 2000, total non-interest income increased $299,000 (7.3%) to $4.4 million for the nine months ended September 30, 2001, compared to the same period in 2000. In the third quarter of 2001, other income had a moderate increase compared to the third quarter of 2000. The nine-month increase is primarily attributable to increases in service charges on deposit accounts, gain on sale of lease financing receivable and gain on sale of securities partially offset by a decrease in other commissions and fees.


Non-Interest Expense

     Total other expenses increased moderately by $78,000 (0.6%) to $14.0 million for the nine months ended September 30, 2001 compared to the same period in 2000. Total other expenses increased by $209,000 (4.7%) to $4.7 million for the three months ended September 30, 2001 compared to the same period in 2000.

     The largest component of other expenses, salaries and employee benefits, increased by $276,000 (4.0%) to $7.2 million, and by $159,000 (6.9%) to $2.5 million, for the nine months and three months ended September 30, 2001, respectively, over the comparable 2000 periods. These increases represent increased costs of health benefits and general salary increases.

     The second largest component of other expenses, occupancy and equipment expense, decreased by $101,000 (4.2%) and $4,000 for the nine months and three months ended September 30, 2001, respectively, over the comparable 2000 periods. The majority of such decreases are related to reduced rental expenses resulting from the sale of a bank branch in 2000.

     All other operating expenses for the third quarter of 2001 increased by $188,000, more than offsetting the decrease in regulatory, professional and other fees for the quarter compared to the third quarter of 2000. The same expenses for the nine months ended September 30, 2001 decreased moderately compared to the first nine months of 2000.

Provision for Possible Loan Losses

     The provision for possible loan losses for the nine months ended September 30, 2001 decreased by $150,000 relative to the same period in 2000. For the third quarter of 2001, the same expense increased slightly compared to the same period in 2000.

Provision for Income Taxes

     The provision for income taxes for the nine months ended September 30, 2001 was $2.1 million, a 34% effective tax rate, compared to $2.0 million, a 37% effective tax rate, for the same period in 2000.

FINANCIAL CONDITION

ASSETS

     Between December 31, 2000 and September 30, 2001 total assets increased by $48.3 million to $655.6 million. The 8.0% increase is primarily attributable to the growth of the Company, particularly in loans, securities and interest-bearing due from banks, partially offset by a decrease in cash and cash equivalents.

     Loans -- Asset Quality and Allowance for Possible Loan Losses

     Gross loans increased from December 31, 2000 to September 30, 2001 by $27.6 million (7.4%) to $401.6 million. Such increase resulted primarily from internal growth. Increases in loans secured by nonresidential properties accounted for 83% of this increase.

The following table reflects the composition of the gross loan portfolio as of September 30, 2001 and December 31, 2000.

                                                                           September 30,     December 31,
                                                                               2001              2000
                                                                               -----             ----
     Loans secured by residential properties
        One-to-four family                                                    $148,305      $ 145,998
        Multifamily                                                             13,366         15,049
     Loans secured by nonresidential properties............                    171,586        148,616
     Loans to individuals                                                       10,236         10,639
     Commercial loans                                                           45,267         40,124
     Construction loans                                                         11,111         13,014
     Other loans                                                                 1,738            532
                                                                              --------      ---------
          Total gross loans                                                   $401,609       $373,972
                                                                              ========      ---------



Nonperforming Assets

     Nonperforming  assets include nonaccruing loans and other real estate owned
(OREO). At September 30, 2001, total nonperforming assets totaled $2.2 million (0.55% of total gross loans), a slight decline from December 31, 2000. Nonaccruing loans at September 30, 2001 were $1.4 million or 0.34% of total loans, as compared to $1.3 million or 0.34% of total loans at December 31, 2000. Loans past due 90 days or more and still accruing at September 30, 2001 were none compared to $54,000 at December 31, 2000, primarily as a result of reclassification from current loans.

     Other real estate owned was $250,000 at September 30, 2001.

     The  following   table  sets  forth  the   composition   of  the  Company's
non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                             September 30,          December 31,
                                                  2001                   2000
                                             ------------          ------------

Nonaccruing loans                                 $1,385               $1,281
Renegotiated loans                                   556                  845
                                                  ------               ------
     Total nonperforming loans                     1,941                2,124
                                                  ------               ------

Loans past due 90 days and accruing                    -                   54
Other real estate                                    250                    -
                                                  ------               ------
     Total nonperforming assets                   $2,191               $2,180
                                                  ======               ======

Asset Quality Ratios
Nonperforming loans to total gross loans            0.48%                .57%
Nonperforming assets to total gross loans           0.55%                .58%
Nonperforming assets to total assets                0.34%                .36%
Allowance for possible loan losses to
   nonperforming loans                            319.84%             266.09%


     During the nine months ended September 30, 2001, gross interest income of $41,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.


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

     As of September 30, 2001 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                September 30,          December 31,
                                    2001                  2000
                                 -----------            -----------

Impaired loans -
    Recorded investment             $ 1,193                $ 1,061
    Valuation allowance             $   345                $   196


     This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

     The average recorded investment in impaired loans for the nine-month period ended September 30, 2001 was $1.6 million compared to $1.4 million at December 31, 2000.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The

Company recognized interest income on impaired loans of $45,000 and $73,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.


Analysis of the Allowance for Possible Loan Losses


     Between December 31, 2000 and September 30, 2001, the allowance for possible loan losses increased by $551,000 (9.7%) to $6.2 million. The allowance constituted 1.55% and 1.51% of gross loans on September 30, 2001 and December 31, 2000, respectively. The provision for possible loan losses added $636,000 for the nine-month period, while the net chargeoffs were $85,000. Management believes the allowance for possible loan losses at September 30, 2001 of $6.2 million or 283.34% of nonperforming assets, is adequate.

     The following table represents transactions affecting the allowance for possible loan losses during the nine-month periods ended September 30, 2001 and 2000.


                                                     2001        2000
                                                    -----      ------
Balance at beginning of period, January 1,         $5,657      $4,953
Charge-offs:
    Commercial, financial and agricultural             75          43
    Real estate--mortgage                               7          25
    Installment loans to individuals                    7          45
    Credit cards and related plans                     27          33
                                                    ------     ------
                                                      116         146
Recoveries:
    Commercial, financial and agricultural             13          13
    Real estate--mortgage                               3          50
    Installment loans to individuals                   10           6
    Credit cards and related plans                      5          10
                                                    ------     ------
                                                       31          79
                                                    ------     ------
Net charge-offs                                        85         (67)
Provision charged to operations
   during the nine-month period                       636         786
                                                    ------      ------
Balance at end of period, September 30,            $6,208       $5,672
                                                    ======      ======
Ratio of net charge-offs during the
   nine-month period to average loans
   outstanding during that period                    .02%         .02%


Investment Securities

     Securities increased by a net amount of $14.9 million from December 31, 2000 to September 30, 2001. The increase resulted from $97.6 million of purchases of additional securities in available for sale portfolio offset by $82.6 million in maturities, sales and principal paydowns during the nine-month period. Of the total increase, securities available for sale increased by $16.5 million and securities held to maturity decreased by $1.5 million.


Cash

Cash and cash equivalents decreased by $9.6 million (17.1%) to $46.7 million between December 31, 2000 and September 30, 2001. Almost all of such decrease was offset by an increase in due from banks interest-bearing

LIABILITIES

     Between December 31, 2000 and September 30, 2001, total liabilities increased by $44.2 million to $611.2 million. The increase is primarily attributable to an increase in total deposits coupled with an increase in FHLB advances. The increase reflects continued funding of loan growth of the Subsidiary Banks.

Deposits

     Total deposits increased by $17.9 million to $483.2 million. Such increase is primarily attributable to new deposit products marketed during the year by the Subsidiary Banks.

Of the total increase, non-interest-bearing, interest-bearing deposits and savings deposits increased by $6.9 million, $22.7 million and $4.9 million, respectively. The aforementioned increases in various components of deposits were partially offset by a decrease of $16.5 million in time deposits.

Federal Home Loan Bank Advances

     At September 30, 2001, Federal Home Loan Bank ("FHLB") advances totaled $70.0 million, an increase of $20.0 million (40%) compared to the amount reported at December 31, 2000. The Company considers the FHLB advances as an added source of funding and accordingly executed transactions in the first quarter 2001 to meet its funding needs. These FHLB advances vary in terms and interest rates.


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

     Total shareholders' equity of $44.3 million at September 30, 2001 was 6.8% of total assets, an increase of $4.1 million compared with $40.2 million or 6.6% of total assets at December 31, 2000. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

     The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 2001.

                                                                                          To Be Well Capitalized
                                                                                          under Prompt
                                                                  For Capital Adequacy    Corrective Action
                                                  Actual          Purposes                Provision
                                             Amount    Ratio      Amount Ratio             Amount       Ratio

Total capital (to risk weighted assets)
  Greater Community Bancorp                $ 58,387     13.65%    $ 34,208    8.00%       $     N/A         N/A
  Great Falls Bank                           30,582     11.66%      20,983    8.00%          26,229      10.00%
  Bergen Commercial Bank                     12,788     10.04%      10,188    8.00%          12,735      10.00%
  Rock Community Bank                         4,960     23.99%       1,654    8.00%           2,067      10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp                  43,963     10.28%      17,104    4.00%             N/A        N/A
  Great Falls Bank                           27,294     10.41%      10,491    4.00%          15,737       6.00%
  Bergen Commercial Bank                     11,194      8.79%       5,094    4.00%           7,641       6.00%
  Rock Community Bank                         4,703     22.75%         827    4.00%           1,240       6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp                  43,963      6.90%      25,488    4.00%             N/A        N/A
  Great Falls Bank                           27,294      6.57%      16,623    4.00%          20,779      5.00%
  Bergen Commercial Bank                     11,194      6.28%       7,132    4.00%           8,915      5.00%
  Rock Community Bank                         4,703     15.89%       1,184    4.00%           1,480      5.00%



     During the last three quarters of 2000 and the first quarter of 2001 the Company declared cash dividends at the rate of $0.075 per share, or an annual rate of $0.30 per share. During the second quarter of 2001 the Company increased the declared quarterly dividend by 13% to $0.085 per share, or an annual dividend rate of $0.34 per share. The Company's declaration of a 5% stock dividend during the second quarter of 2001 had the effect of a further 5% increase in the annual dividend rate. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of quarterly cash dividends to its shareholders.


Some Specific Factors Affecting Future Results of Operations

     Future movement of interest rates cannot be predicted with certainty. However, in recent months the Company, along with other financial institutions has felt the effects of weakening economy coupled with several reductions in short-term interest rates. The current economical environment has resulted in narrowing net interest margin, thereby impacting the results of operations. Interest rate sensitivities of the Company's assets and liabilities are such that further decline in interest rates would place added pressure on net interest margin and may have an adverse effect on future results of operations. Due to the asset sensitivity of the Company, it may benefit favorably in an increasing rate environment. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

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

                    On November 7, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the first nine months and third quarter 2001 earnings.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   November 14, 2001                    By:\s\Naqi A. Naqvi
       ------------------                       -------------------------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)