Form 10-K
period 2001-12-31
GREATER COMMUNITY BANCORP
filed 2002-03-28
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
        [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended            December 31, 2001
                                          --------------------------------------

        [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number               0-14294
                                               --------------------------------
                            Greater Community Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                               22-2545165
--------------------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)


  55 Union Boulevard, Totowa, New Jersey               07512
--------------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code     (973) 942-1111
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
             NONE                               NASDAQ National Market
   ------------------------            -----------------------------------------

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

YES          X           NO
       ------------           ------------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting common stock held by non-affiliates of the registrant at February 22, 2002 was approximately $74,534,131. This calculation does not reflect a determination that persons are affiliates for any other purpose.

        The number of shares outstanding of the registrant's common stock as of February 22, 2002 was 6,699,277.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on April 16, 2002 is incorporated by reference into Part III, Items 10 through 13, inclusive.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                   ------------------------------------------

                    Index to Form 10-K for December 31, 2001
                    ----------------------------------------


PART I                                                                                                            PAGE NO.
------                                                                                                            --------

Item 1.       Business.................................................................................................. 1
Item 2.       Properties................................................................................................ 7
Item 3.       Legal Proceedings......................................................................................... 7
Item 4.       Submission of Matters to a Vote of Security Holders....................................................... 7


PART II
-------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................... 8
Item 6.       Selected Financial Data....................................................................................9
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................................................9
Item 7a.      Quantitative and Qualitative Disclosures about Market Risk................................................23
Item 8.       Financial Statements......................................................................................24
Item 9.       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................................................48


PART III
--------

Item 10.      Directors and Executive Officers of the Registrant........................................................48
Item 11.      Executive Compensation....................................................................................48
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................................48
Item 13.      Certain Relationships and Related Transactions............................................................48


PART IV
-------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................49


EXHIBIT INDEX..........................................................................................................E-1


SIGNATURES..............................................................................................................50
----------


                                     PART I

Item 1        BUSINESS
              --------

THE HOLDING COMPANY
-------------------

    Greater Community Bancorp (the "Company") is a New Jersey business corporation, incorporated in 1984. Until January, 2002, it was registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"). In December, 2001 the Company filed its declaration with the Federal Reserve to become a "financial holding company" pursuant to the Gramm-Leach-Bliley Act of 1999 (the "1999 Act"). The 1999 Act permits a bank holding company to qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. The Federal Reserve accepted the Company's declaration shortly after it was filed. (See "SUPERVISION AND REGULATION -- Financial Holding Company Regulation" below.)

    The Company's primary business activity is the ownership and operation of Greater Community Bank (formerly Great Falls Bank) ("GCBank"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (the "Bank Subsidiaries"), which the Company acquired in 1985, 1995 and 1999, respectively (see "BANK SUBSIDIARIES" below) and its nonbank subsidiaries (see "NONBANK SUBSIDIARIES" below).

    During 2001, the Company demonstrated continued sustainable growth both in assets and earnings in an increasingly competitive and volatile environment. As of December 31, 2001, the Company's consolidated assets were $660.8 million, as compared with consolidated assets of $607.3 million at December 31, 2000. Earnings for the full year 2001 were $6.1 million or $0.88 per diluted share ($0.91 per basic share), up from $4.8 million or $0.71 per diluted share ($0.73 per basic share) in 2000. Cash earnings per diluted share, which excludes goodwill amortization, were $0.99 for 2001, a 19% increase compared to 2000. The Company declared total cash dividends of $0.33 per share and $0.28 per share during 2001 and 2000, respectively.

NONBANK SUBSIDIARIES
--------------------

    The Company owns five nonbank subsidiaries. (i) Highland Capital Corp. ("HCC"), is a New Jersey corporation located in Little Falls, New Jersey. HCC's purpose is to engage in the business of leasing commercial office equipment to small and mid-size businesses in Bergen, Passaic and surrounding counties. Also, HCC has a branch office in Arlington Heights, IL.

    (ii) GCB Realty, L.L.C. ("Realty") is a New Jersey limited liability company located in Totowa, New Jersey. Its purposes are to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. BCB and five other tenants lease space in the building.

    (iii) GCB Capital Trust (the "Trust") was formed in 1997 under the Business Trust Act of Delaware. The sole purpose of the Trust were issuing and selling Preferred Securities and Common Securities and using the sales proceeds to acquire Junior Subordinated Debentures (the: "Debentures") issued by the Company. The Debentures are the sole assets of the Trust and the payments under the Debentures are its sole revenues. The Company owns all of the Trust's Common Securities.

    The Company through the Trust sold 920,000 Preferred Securities with a liquidation preference of $25 per share for an aggregate amount of $23.0 million. It has a distribution rate of 10% per annum payable at the end of each calendar quarter. Although the Debentures are treated as debt of the Company, they currently qualify for Tier I capital treatment. The Preferred Securities are callable by the Company on or about June 1, 2002, or earlier in the event the deduction of related interest for federal income tax is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Debentures mature in 2027, at which time the Preferred Securities must be redeemed.

    (iv) Greater Community Services, Inc., activated in 1997, provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

    (v) In 1996, a nonbank subsidiary opened for business under the name of Greater Community Financial, LLC ("GCF"), a New Jersey limited liability company located in Clifton, New Jersey. This Company engages in the business of securities broker and dealer.

BANK SUBSIDIARIES
-----------------

    GCBank received its charter from the New Jersey Department of Banking & Insurance (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. During 2001, GCBank had six additional branches, all of which are located in Passaic County, New Jersey. Three branches are located in Little Falls, two branches are located in Clifton, and a sixth branch is located at 100 Furler Street, Totowa. Effective February 2002, a new branch was established in Lincoln Park, Morris County, New Jersey.

    GCBank conducts a general commercial and retail banking business encompassing a wide range of traditional deposits and lending functions. GCBank offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer installment loans. In the depository area, GCBank offers a broad variety of deposit accounts, including consumer and commercial checking accounts and NOW accounts. GCBank also offers other customary banking services.

    BCB was incorporated in New Jersey in 1987 and commenced banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. In addition to its main office at Two Sears Drive in Paramus, New Jersey, BCB has five additional branch offices, located in Hasbrouck Heights, Wood-Ridge, Wallington, Hackensack. and Little Ferry.

    GCBank and BCB each has a wholly-owned investment company subsidiary, a New Jersey corporation, formed to manage their respective investment portfolios. Each of the investment companies in turn has a wholly-owned Delaware subsidiary established in 2000 to hold and manage securities investments.

    RCB commenced its banking operations 1999. RCB's sole office is located at 175 Rock Road in Glen Rock, New Jersey, primarily servicing Bergen County. RCB offers a variety of banking services, including commercial and real estate lending, revolving credit arrangements and consumer loans. It also offers traditional deposit services and other customary banking services.

COMPETITION
-----------

    The Company, through the Bank Subsidiaries, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies and credit unions. A substantial number of offices of competing financial institutions are located within the Bank Subsidiaries' respective market areas. The past trend towards consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as the Bank Subsidiaries to compete with larger national and regional banking institutions. Several of the Bank Subsidiaries' competitors are affiliated with major banking and financial institutions that are substantially larger and have far greater financial resources than the Bank Subsidiaries.

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

SUPERVISION AND REGULATION
--------------------------

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

Bank Holding Company Regulation
-------------------------------

    During 2001, the Company was registered as a bank holding company under the Holding Company Act. As such, it is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulation by the Department.

    A policy of the Federal Reserve requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 2001, the Company had approximately $11.1 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies that require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

Holding Company Activities
--------------------------

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

Holding Company Dividends and Stock Repurchases
-----------------------------------------------

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

    As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive or any condition imposed by or written agreement with the Federal Reserve.

Financial Holding Company Regulation
------------------------------------

    The Gramm-Leach-Bliley Act of 1999 ("1999 Act") removes long-standing legal barriers separating banks and securities firms, and facilitates affiliations of securities firms, insurance companies and banks. As a "financial holding company" effective in January, 2002, the Company may engage in any activity that the Federal Reserve determines to be financial in nature or incidental to such financial activity, or is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The 1999 Act provides that the following activities shall be considered to be financial in nature: (a) lending, exchanging, transferring, investing for others or safeguarding money or securities; (b) insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent or broker for purposes of the foregoing, in any State; (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; (e) underwriting, dealing in or making a market in securities; (f) engaging in any activity that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto; (g) engaging in the United States in any activity that a bank holding company may engage in outside of the United States that the Federal Reserve has determined to be usual in connection with the transaction of banking or other financial operations abroad; (h) engaging through non-bank subsidiaries in various underwriting or merchant or investment banking activities; and (i) acquiring investment assets through insurance company affiliates in the ordinary course of an insurance company business.

Bank Regulation
---------------

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

Community Reinvestment Act
--------------------------

    Under the CRA, the Subsidiary Banks have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. GCBank and BCB received "satisfactory" CRA ratings in their most recent examinations.

Bank Dividends
--------------

    New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 2001, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases".

Restrictions On Intercompany Transactions
-----------------------------------------

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

Real Estate Lending Guidelines
------------------------------

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

Deposit Insurance
-----------------

    Since the Bank Subsidiaries are FDIC member institutions, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank Subsidiaries are also required to pay deposit insurance premiums to the FDIC.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent in 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Effective January 1, 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rates were 0.00% in 2000 and 2001.

    In addition, the Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The rates established for GCBank and BCB for 1997 through 2001 are 0.065% and 0.013%, respectively.

Standards for Safety and Soundness
----------------------------------

    Under FDICIA, each federal banking agency is required to prescribe noncapital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted interagency guidelines which cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes the Bank Subsidiaries meet all adopted standards.

Enforcement Powers
------------------

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

Regulatory Capital Requirements
-------------------------------

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

    At December 31, 2001, the Company's total risk-based capital and leverage capital ratios were 13.89% and 7.23%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

    Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a leverage ratio of 5%. An "adequately-capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4% and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be subject to increased monitoring by the appropriate federal banking regulator and other restrictions.

EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION
--------------------------------------------------------------------

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

    From time to time, proposals are made in the United States Congress, the New Jersey Legislature and various bank regulatory authorities that would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict whether any of these proposals will be adopted and any impact of such adoption on the business of the Company and/or the Bank Subsidiaries.

    The Bank Subsidiaries are also subject to various Federal and State laws such as usury laws and consumer protection laws.

EMPLOYEES
---------

    As of December 31, 2001, the Company employed a total of approximately 199 employees, including 168 full-time employees. Management considers relations with employees to be satisfactory.

Item 2        PROPERTIES
              ----------

    The Company does not directly own or lease any land, buildings or equipment. However, the Company's nonbank subsidiary, Realty, owns a property in Bergen County, New Jersey.

    GCBank leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such space is owned by a general partnership of which the Company's chairman and vice chairman are both partners. During 2001, GCBank also leased space for its other branches in Totowa, Little Falls and Clifton, New Jersey.

    BCB leases its main office space at Two Sears Drive, Paramus, New Jersey, from Realty. BCB also leases space for three other branches in Hackensack, Wallington and Wood-Ridge, New Jersey. BCB owns the space for its branches located in Hasbrouck Heights and Little Ferry, New Jersey.

    RCB leases its main office space at 175 Rock Road, Glen Rock, New Jersey. Sinabaldo Leone, Jr., a director of RCB, owns the leased space.

    In the opinion of management, all such leased properties are adequately insured and leased at fair rentals.

    For further information regarding the Bank Subsidiaries' lease obligations, see Note 14 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001, contained in Item 8 -- "Financial Statements".

Item 3        LEGAL PROCEEDINGS
              -----------------

    The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against the Company which, if determined adversely, would have a material effect on the Company's business, consolidated financial position or consolidated results of operations.

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

    No matter was submitted during the fourth quarter of 2001, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
              -------------------------------------------------

    The Company's common stock was held by approximately 1,042 holders of record on December 31, 2001, and is traded on the NASDAQ National Market under the symbol GFLS.

    The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotation and cash dividends have been adjusted to take into account the effect of the 5% stock dividends paid in 2001 and 2000, respectively.

                                                                                                       Cash
                                                              Market Quotations                      Dividends
                                                     -----------------------------------           ------------
                                                          High                   Low                 Declared
                                                     -------------          ------------           ------------
Year Ended December 31, 2000
   First Quarter                                     $    8.50              $    5.90              $    .066
   Second Quarter                                         7.93                   6.35                   .066
   Third Quarter                                          8.46                   7.38                   .076
   Fourth Quarter                                         8.57                   7.62                   .076
Year Ended December 31, 2001
   First Quarter                                     $   12.14              $    8.21              $    .071
   Second Quarter                                        11.90                   9.62                   .085
   Third Quarter                                         12.00                  10.24                   .085
   Fourth Quarter                                        12.59                  10.06                   .085

    The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. However, management does not expect any of such restrictions to become applicable so long as the Company and the Bank Subsidiaries continue to operate profitably.

Item 6        SELECTED FINANCIAL DATA
              ------------------------

    The selected consolidated financial highlights of the Company set forth below should be read in conjunction with the more detailed information included in the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.


                                                                               As of the Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                              --------      ---------       --------       --------       --------
     (In Thousands, except per share data)
Summary of Operations:
   Total interest income ..................................   $ 42,775       $ 41,458       $ 34,564       $ 24,866       $ 20,548
   Total interest expense .................................     20,497         20,664         17,140         12,009          8,948
   Net interest income ....................................     22,278         20,794         17,424         12,857         11,600
   Provision for possible loan losses .....................        885          1,048            885            520            485
   Net interest income after provision for
       possible loan losses ...............................     21,393         19,746         16,539         12,337          1,115
   Other income ...........................................      6,515          6,167          7,270          4,656          2,755
   Other expenses .........................................     18,664         18,290         17,288         11,450          9,775
   Income before income taxes .............................      9,244          7,623          6,521          5,543          4,095
   Provision for income taxes .............................      3,164          2,793          2,349          2,000          1,495
   Net Income .............................................   $  6,080       $  4,830       $  4,172       $  3,543       $  2,600

Per Common Share Data: (1)
   Earnings Per Share--Basic ..............................   $   0.91       $   0.73       $   0.64       $   0.58       $   0.52
   Earnings Per Share--Diluted ............................   $   0.88       $   0.71       $   0.62       $   0.55       $   0.49
   Cash dividends per common share ........................   $   0.33       $   0.28       $   0.24       $   0.20       $   0.15
   Stock splits and dividends per common share ............          5%             5%             5%       2 for 1             10%
   Book value per common share ............................   $   6.87       $   6.06       $   5.32       $   5.24       $   4.77

Selected Operating Ratios:
   Return on average assets ...............................       0.95%          0.84%          0.81%          1.00%          0.92%
   Return on average equity ...............................      14.18%         13.43%         11.98%         11.88%         10.82%
   Interest rate spread ...................................       2.93%          3.13%          3.02%          2.65%          3.20%
   Net interest margin ....................................       3.79%          3.98%          3.78%          3.87%          4.40%

Financial Condition Data:
   Total Assets ...........................................   $660,839       $607,305       $567,453       $372,400       $321,985
   Cash and cash equivalents ..............................     46,997         56,292         19,200         23,640         22,845
   Investment securities ..................................    151,906        138,153        151,191        111,601        126,776
   Total Loans, net .......................................    404,250        366,139        340,563        201,765        158,125
   Allowance for possible loan losses .....................      6,320          5,657          4,953          3,525          2,731
   Total Deposits .........................................    484,623        465,245        460,634        293,395        257,555
   Other borrowings .......................................    115,347         90,020         64,403         40,103         30,141
   Shareholders' equity ...................................   $ 46,112       $ 40,231       $ 35,402       $ 32,309       $ 29,261

Capital Ratios:
   Equity to assets .......................................       6.98%          6.62%          6.23%          8.68%          9.09%
   Total risk-based capital ratio .........................      13.89%         13.88%         13.73%         21.58%         26.19%
   Tier I risk-based capital ratio ........................      10.70%         10.14%          9.59%         15.32%         17.94%
   Leverage ratio .........................................       7.23%          7.10%          7.18%         11.21%         12.71%

   (1) All per share data has been adjusted to reflect stock dividends and stock split.


Item 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
              ------------------------------------------------------------------

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

Results of Operations:  Fiscal Years Ended December 31, 2001, 2000 and 1999

    In 2001, the Company recorded earnings of $6.1 million or $0.88 per diluted share an increase of 26% over 2000. During 2000, the Company earned $4.8 million or $0.71 per diluted share, a 16% increase over $4.2 million or $0.62 per diluted share earned during 1999. Excluding gains on the sale of investment securities and non-recurring expenses of $1.4 million related to the purchase of First Savings incurred in the second quarter of 1999, net income for the year 1999 was approximately $3.4 million.

    Cash earnings (net income before amortization of intangible assets) per diluted share were $0.99, $0.83 and $0.71 for the years ending December 31, 2001, 2000 and 1999, respectively.

    The increase in net income for the year ended December 31, 2001 primarily reflects higher net interest income, partially offset by higher salaries and employee benefits, all other expenses (including amortization of intangible assets), and higher provisions for possible loan losses and income taxes.

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

    The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest income and expense on related items, and the Company's average yield for the years ended December 31, 2001, 2000 and 1999. The yields are not shown on a fully taxable basis.

Average Balance Sheet, Interest Income and Expense and Average Interest Rates

                                                                                     For the Years Ended
                                                             ----------------------------------------------------------------------
                                                                      December 31, 2001               December 31, 2000
                                                             --------------------------------- ------------------------------------
                                                             Average     Interest     Average   Average    Interest     Average
                                                             Balance   Earned/Paid  Yield/Rate  Balance   Earned/Paid  Yield/Rate
                                                            ---------  -----------  ---------- ---------  ------------ ---------
                                                                                 (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities ....................................  $ 145,477     $ 8,647     5.94%   $ 144,980   $   9,369     6.46%
Due from banks - interest-bearing ........................     14,237         587     4.12%       8,543         549     6.43%
Federal funds sold .......................................     38,299       1,591     4.15%       9,789         538     5.50%
Loans (1) ................................................    390,354      31,950     8.18%     358,636      31,002     8.64%
                                                            ---------     -------             ---------     -------
     Total earning assets ................................    588,367      42,775     7.27%     521,948      41,458     7.94%
Less: Allowance for possible loan losses .................     (6,022)         --                (5,387)         --
     Unearned income - loans .............................     (2,287)         --                (1,661)         --
All other assets .........................................     59,539          --                60,114          --
                                                            ---------     -------             ---------     -------
     Total assets ........................................  $ 639,597     $42,775             $ 578,336     $41,458
                                                            =========     =======             =========     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits ..................  $ 166,916     $ 3,515     2.11%   $ 135,953   $   3,187     2.34%
  Time deposits ..........................................    192,952      10,114     5.24%     223,834      12,512     5.59%
  Federal funds and short-term borrowings (2).............     89,514       4,568     5.10%      46,748       2,665     5.70%
  Trust preferred securities .............................     23,000       2,300    10.00%      23,000       2,300    10.00%
                                                            ---------     -------             ---------     -------
            Total interest-bearing liabilities ...........    472,382      20,497     4.34%     429,535      20,664     4.81%

Non interest-bearing deposits ............................    113,203          --               103,209          --
Other liabilities ........................................     11,127          --                 9,622          --
Shareholders' equity .....................................     42,885          --                35,970          --
                                                            ---------     -------             ---------     -------
     Total liabilities and
        Shareholders' equity .............................  $ 639,597     $20,497             $ 578,336     $20,664
                                                            =========     =======             =========     -------

NET INTEREST INCOME ......................................                $22,278                           $20,794
                                                                          =======                           =======
NET INTEREST MARGIN ......................................                            3.79%                             3.98%
                                                                                      ====                              ====

                                                                    December 31, 1999
                                                             ---------------------------------
                                                             Average     Interest     Average
                                                             Balance   Earned/Paid  Yield/Rate
                                                            ---------  -----------  ----------
                                                                   (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities ....................................   $137,983      $8,094     5.87%
Due from banks - interest-bearing ........................     13,121         762     5.82%
Federal funds sold .......................................     11,900         612     5.14%
Loans (1) ................................................    298,278      25,096     8.41%
     Total earning assets ................................    461,282      34,564     7.49%
Less: Allowance for possible loan losses .................     (4,409)         --
     Unearned income - loans .............................     (1,264)         --
All other assets .........................................     57,175          --
                                                             --------     -------
     Total assets ........................................   $512,784     $34,564
                                                             ========     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits ..................   $123,776      $2,725     2.20%
  Time deposits ..........................................    207,460      10,651     5.13%
  Federal funds and short-term borrowings (2) ............     28,938       1,464     5.06%
  Trust preferred securities .............................     23,000       2,300    10.00%
                                                             --------     -------
            Total interest-bearing liabilities ...........    383,174      17,140     4.47%
Non interest-bearing deposits ............................     88,003          --
Other liabilities ........................................      6,777          --
Shareholders' equity .....................................     34,830          --
                                                             --------     -------
     Total liabilities and
        Shareholders' equity .............................   $512,784     $17,140
                                                             ========     -------
NET INTEREST INCOME ......................................                $17,424
                                                                          =======
NET INTEREST MARGIN ......................................                            3.78%
                                                                                      ====

     1    Average balance includes nonperforming loans.

     2 Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase

Net Interest Income

     Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Net interest income is the largest source of the Company's operating income. Net interest income was $22.3 million in 2001, a $1.5 million or 7% increase compared to 2000. Interest and fee income on loans during 2001 increased by $1.0 million or 3% over 2000 as a result of an increase of 9% in average total loans. The average yield on loans decreased to 8.18% in 2001 compared to 8.64% in 2000 as a result of repricing of loans at prevailing rates and a general decline in overall interest rates during the year. Loans represent 66% and 68% of average earning assets in 2001 and 2000, respectively. Income earned on investment securities during 2001 decreased by $722,000, or 8% compared to 2000. Since the average investment securities were almost unchanged from 2001, the decrease was largely due to declining interest rates during 2001 over 2000. The average yield on securities was 5.94% for the year ended December 31, 2001, compared to 6.46% for the prior year. Investments represent 25% and 28% at 2001 and 2000, respectively, of average earning assets. Interest income on federal funds sold and deposits with banks during 2001 increased by $1.1 million or 196% compared to 2000 as a result of a $34.2 million, or 187%, increase in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represent 9% and 4% of average earning assets at December 31, 2001 and 2000, respectively.

     In 2000, net interest income was $20.8 million a $3.4 million or 19% increase compared to 1999. Interest and fee income on loans during 2000 increased by $5.9 million or 24% over 1999, as a result of a 20% increase in average total loans. The average yield on loans increased to 8.64% in 2000 compared to 8.41% in 1999 as a result of repricing of loans at prevailing rates. Loans represent 68% and 65% of average earning assets in 2000 and 1999, respectively. Income earned on investment securities during 2000 increased by $1.3 million, or 16%, compared to 1999. The increase was primarily due to a 5% increase in average investments for the year ended December 31, 2000 over 1999. The average yield on securities was 6.46% for the year ended December 31, 2000, compared to 5.87% for the prior year. Investments represent 28% and 30% at 2000 and 1999, respectively, of average earning assets. Interest income on federal funds sold and deposits with banks during 2000 decreased by $287,000, or 21% compared to 1999 as a result of a $6.7 million, or 26%, decrease in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represent 4% and 5% of average earning assets at 2000 and 1999, respectively.

     Interest expense for the year ended December 31, 2001, decreased by $167,000 or 1% from the level of interest expense for 2000. Interest expense on deposits decreased by $2.1 million primarily due to declining interest rates during 2001, while interest expense on short-term borrowings increased by $1.9 million as a direct result of increase in federal home loan bank advances. For the year 2001, average interest rate paid decreased by 47 basis points compared to 2000.

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

     Average interest-bearing deposits comprised 76%, 84% and 87% of Company total funding sources in 2001, 2000 and 1999, respectively, with the balance comprised of short- and long-term funding.

     The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 3.79%, 3.98% and 3.78% for the years ended December 31, 2001, 2000 and 1999, respectively.

Rate/Volume Analysis

     The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the years ended December 31, 2001 and 2000 compared to the prior years. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, change which are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.

                                                                       Full Year 2001                   Full Year 2000
                                                                 Compared to Full Year 2000       Compared to Full Year 1999
                                                                      Increase(Decrease)               Increase(Decrease)
                                                               ------------------------------    ------------------------------
                                                                Volume       Rate       Net      Volume      Rate         Net
                                                                -------    -------    -------    -------    -------    -------
                                                                                       (In Thousands)
          Interest Earned On:
            Loans ...........................................   $ 2,580    $(1,632)   $   948    $ 5,207    $   699    $ 5,906
            Investment securities ...........................        26       (748)      (722)       458        817      1,275
            Other earning assets ............................     1,420       (329)     1,091       (410)       123       (287)
                                                                -------    -------    -------    -------    -------    -------
               Total earning assets .........................   $ 4,026    $(2,709)   $ 1,317    $ 5,255    $ 1,639    $ 6,894
                                                                =======    =======    =======    =======    =======    =======
          Interest Paid On:
            Savings and interest-bearing deposits ...........   $   650    $  (322)   $   328    $   284    $   178    $   462
            Time deposits ...................................    (1,623)      (775)    (2,398)       907        954      1,861
            Borrowings (1) ..................................     2,612       (709)     1,903      1,269        (68)     1,201
                                                                -------    -------    -------    -------    -------    -------
                Total interest-bearing liabilities ..........   $ 1,639    $(1,806)   $  (167)   $ 2,460    $ 1,064    $ 3,524
                                                                =======    =======    =======    =======    =======    =======

     (1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and trust preferred securities.

Provision for Possible Loan Losses

    The Company recorded a provision for possible loan losses of $885,000 in 2001 compared with $1.0 million in 2000 and $885,000 on 1999. Management of each Bank Subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

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

Other Income

    Non-interest income was $6.5 million in 2001 and represented 23% of total income (net interest income plus other income) compared with $6.2 million and 23%, respectively, in 2000. The increase of $348,000 or 6% over 2000 is primarily due to increases in service charges on deposit accounts, gains on sales of investment securities and leasing income offsetting decreases in other commission and fees and gain on sale of assets. Service charges on deposit accounts increased by $437,000, gains on sale of investment securities increased by $526,000 and leasing income increased by $243,000 while other commission and fees declined $416,000 and gain on sale of assets declined by $517,000. The majority of such increases resulted from the overall growth of the Company. Included in all other income is $274,000 in rental income and $288,000 in automated teller machine service fees.

    Total non-interest income was $6.2 million in 2000 and represented 23% of total income (net interest income plus other income) compared with $7.3 million and 29%, respectively, in 1999. The decrease of $1.1 million or 15% over 1999 is primarily due to decrease in gains on sales of investment securities. Non-interest income for 2000 included $517,000 in gains from sale of other assets and $107,000 in realized gains on sale of investment securities available-for-sale. All other income for 2000 includes $937,000 from fees and sales of lease financing, $532,000 from bank-owned life insurance and $264,000 from rental income. Service charges on deposit accounts increased by $51,000 while other commissions and fees decreased by $150,000 over 1999. Fees and sales of lease financing increased by $370,000 over 1999 primarily due to increased volume of sale of lease financing by HCC.

Other Expenses

    Total other expenses increased $374,000 or 2% to $18.7 million in 2001 compared with 2000. The level of operating expenses during 2001 favorably impacted by management's commitment to control increases in non-interest expenses. While management continues to emphasize expense control, the year to year increase in expenses is attributable to the continued growth of the Company, its investment in technology and the need to attract and retain high-caliber employees. Of the total increase, salaries and employee benefits accounted for $509,000, other operating expenses accounted for $137,000 and office expenses accounted for $48,000, offset part by decreases in occupancy and equipment expense of $114,000 and regulatory and professional fees of

$215,000. The decrease in occupancy and equipment expense is attributable to decline in depreciation expense resulting from certain fully depreciated fixed assets and the decrease in regulatory and professional fees resulted from a decline in legal expenses.

    Total other expenses were $18.3 million for 2000 compared with $17.3 million in 1999. The increase was primarily to support the Company's growth in 2000. On a comparable basis, total other expenses increased $1.0 million or 6% over 1999. Of the total increase, $566,000 is attributable to increases in salaries and employee benefits. Occupancy and equipment expense in 2000 relative to 1999 increased by $247,000, other operating expenses increased by $212,000 and amortization of intangibles increased by $169,000. Other real estate operating expenses decreased by $201,000 due to decrease in other real estate owned.

Income Taxes

    The Company recorded income tax provisions of $3.2 million, $2.8 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's effective rate is 34%, 37% and 36%, for the years ended December 31, 2001, 2000 and 1999. The decrease in the effective rate is due to tax planning strategies offset by non deductible goodwill.

Financial Condition

    The Company's performance for 2001 was highlighted by loan growth, particularly in the commercial mortgage portfolio. At December 31, 2001, the Company's total assets amounted to $660.8 million, an increase of $53.5 million or 9% over the amount reported at December 31, 2000. Gross loans increased by $38.8 million reflecting increased loan demand. Investment securities and interest-bearing due from banks increased by $13.8 million and $9.1 million, respectively, while federal funds sold decreased by $12.1 million. These increases were supported by increases in total deposits and FHLB advances.

    A key element of the Company's consistent performance is its strong capital base. The Company's risk-based capital ratios at December 31, 2001 were 10.70% and 13.89% for Tier 1 Capital and total risk-based capital, respective, substantially exceeding the minimum requirements under regulatory guidelines. The Company's return on average equity in 2001 was 14.18% compared to 13.43% in 2000.

    At December 31, 2000, the Company's total assets were $607.3 million, an increase of $39.9 million or 7% over the amount reported at December 31, 1999. Gross loans increased by $27.0 million reflecting increased loan demand. Investment securities and interest-bearing due from banks decreased by $13.0 million and $5.9 million, respectively. These declines were related to the maturities of such assets and the proceeds were subsequently used to fund loan demand. Federal funds sold increased by $33.4 million. The increase in federal funds sold is a direct result of an increase in FHLB advances.

Investment Securities

    At December 31, 2001, the investment securities portfolio amounted to $151.9 million, an increase of $13.8 million or 10% over the amount reported at December 31, 2000. The increase was primarily related to the liquidity arising from the deposit growth. Investment securities at December 31, 2000 decreased by $13.0 million or 9% over the amount reported at December 31, 1999. The decrease was primarily related to the maturities and the principal paydowns and the proceeds were subsequently used to meet loan demand. The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 2001, 2000 and 1999.


                                                                           December 31
--------------------------------------------------------------------------------------------------------------------------
                                                  2001                         2000                          1999
                                         -----------------------    -------------------------      -----------------------
                                                                         (In Thousands)
                                         Amortized        Fair        Amortized        Fair         Amortized        Fair
                                            Cost          Value          Cost          Value          Cost          Value
                                         --------       --------      --------       --------       --------      --------
   Available-for-sale
   U.S. Treasury and U.S.
     Government agencies securities .... $ 21,288       $ 21,712      $ 65,768       $ 65,684       $ 63,851      $ 62,443
   State and political subdivisions ....    7,279          7,253         5,446          5,426          7,957         7,790
   Other debt and equity securities ....   23,796         26,679        16,802         18,306         13,790        14,347
   Mortgage-backed securities ..........   93,860         94,568        45,188         45,176         58,583        57,656
                                         --------       --------      --------       --------       --------      --------
        Total available-for-sale ....... $146,223       $150,212      $133,204       $134,592       $144,181      $142,236
                                         ========       ========      ========       ========       ========      ========

   Held-to-maturity
   U.S. Treasury and  U.S.
     Government agencies securities .... $  1,000       $    950      $  1,000       $    791       $  4,500      $  4,088
   State and political subdivisions ....      185            186           870            870            872           871
   Mortgage-backed securities ..........      509            521         1,691          1,695          3,583         3,546
                                         --------       --------      --------       --------       --------      --------
        Total held-to-maturity ......... $  1,694       $  1,657      $  3,561       $  3,356       $  8,955      $  8,505
                                         --------       --------      --------       --------       --------      --------
        Total investment securities .... $147,917       $151,869      $136,765       $137,948       $153,136      $150,741
                                         ========       ========      ========       ========       ========      ========


    During 2001, the Company realized net gains of $633,000 from the sale of $17.6 million in investment securities. In 2000, the Company realized net gains of $107,000 from the sale of $1.4 million in investment securities. Included in shareholders' equity at December 31, 2001 is accumulated other comprehensive income in the amount of $2.4 million, an increase of $1.6 million or 191% over the end of 2000. The Company has no investment securities held for trading purposes.

    The following table shows the average yields, amortized cost and fair values of the Company's investment securities by maturity.

                                                                                            December 31, 2001
                                                                               ---------------------------------------------
                                                                               Average        Amortized               Fair
                                                                                Yield            Cost                 Value
                                                                               -------        ----------            --------
                                                                                         (Dollars in Thousands)
Available-for-sale
Due in one year or less .........................................                              $  5,739             $  5,804
Due after one year through 5 years ..............................               4.80%            16,453               16,815
Due after five years through 10 years ...........................               5.26              1,171                1,170
Due after ten years .............................................               4.61              5,204                5,176
Mortgage-backed securities ......................................               4.00             93,860               94,568
Other debt and equity securities ................................               5.90             23,796               26,679
                                                                                               --------             --------
   Total available-for-sale .....................................               n/a            $146,223             $150,212
                                                                                               ========             ========
Held-to-maturity
Due in one year or less .........................................               4.22%          $    185             $    186
Due after five years through 10 years ...........................               5.16              1,000                  950
Mortgage-backed securities ......................................               4.69                509                  521
                                                                                               --------             --------
     Total held-to-maturity .....................................                              $  1,694             $  1,657
                                                                                               --------             --------
     Total investment securities ................................                              $147,917             $151,869
                                                                                               ========             ========

Loan Portfolio

      Loan growth during 2001 occurred primarily in loans secured by nonresidential properties and commercial loans. The growth reflected the Company's aggressive business development programs and capitalizing upon new opportunities. The loan portfolio at December 31, 2001, totaled $412.8 million, an increase of $38.8 million over the amount reported at December 31, 2000. Average loan volume for the year 2001 increased $31.7 million, while the average yield on loans decreased by 46 basis points over 2000 as a result of declining interest rates.

      Loans outstanding of $374.0 million at December 31, 2000 increased $27.0 million from year-end 1999 primarily due to the increased loan demand in the primary market areas of the Company. The following table summarizes the components of the gross loan portfolio at the dates indicated.

                                                                                       December 31,
                                                                 -----------------------------------------------------------
                                                                     2001        2000         1999         1998         1997
                                                                 --------    --------     --------     --------     --------
                                                                                      (In Thousands)
    Loans secured by one-to-four-family residential
    properties..............................................     $159,489    $160,359     $154,822     $ 66,485     $ 45,700
    Loans secured by nonresidential properties..............      181,959     149,304      140,200      100,687       81,064
    Loans to individuals....................................        8,491      10,639        9,405       10,609       10,549
    Commercial loans........................................       47,155      40,124       30,702       21,107       16,847
    Construction loans......................................       14,054      13,014       10,024        5,163        5,784
    Other loans.............................................        1,643         532        1,782        2,069        1,305
                                                                 --------    --------     --------     --------     --------
         Total gross loans..................................     $412,791    $373,972     $346,935     $206,120     $161,249
                                                                 ========    ========     ========     ========     ========

    The following table sets forth the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 2001. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

                                                                                          December 31, 2001
                                                                             ------------------------------------------------------
                                                                              Within         1 - 5          Over 5
                                                                              1 year         Years           Years            Total
                                                                             -------        -------        --------        --------
                                                                                                (In Thousands)
     Loans with predetermined interest rates:
     Loans secured by nonresidential properties ......................       $ 9,732        $25,109        $ 10,557        $ 45,398
     Commercial loans ................................................         5,783         14,984             681          21,448
     Construction loans ..............................................           789             --              --             789
                                                                             -------        -------        --------        --------
          Total loans with predetermined interest rates ..............       $16,304        $40,093        $ 11,238        $ 67,635
     Loans with floating interest rates:
     Loans secured by nonresidential properties ......................         9,935          7,277         119,349         136,561
     Commercial loans ................................................        18,210          6,080           1,417          25,707
     Construction loans ..............................................         4,753          8,101             411          13,265
                                                                             -------        -------        --------        --------
          Total loans with floating interest rates ...................       $32,898        $21,458        $121,177        $175,533
                                                                             -------        -------        --------        --------
                    Total gross loans ................................       $49,202        $61,551        $132,415        $243,168
                                                                             =======        =======        ========        ========

     At the date indicated in the above loan table, no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.

Asset Quality

     Various degrees of risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. The senior lending officers of BCB, GCBank and RCB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these procedures. Nonperforming assets include past due, nonaccrual and renegotiated and other real estate loans. Since lending is concentrated within the local market area, nonperforming loans were also made primarily to customers operating in the area. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions which reduce the demand for credit among qualified borrowers, are also important determinants of the risk inherent in lending.

Past Due, Nonaccruing and Renegotiated Loans. It is the Company's policy to review monthly all loans that are past due as to principal or interest. The accrual of interest income on loans is discontinued when it is determined that such loans are either doubtful of collection or are involved in a protracted collection process. The current year's uncollected interest is reversed on such nonaccrual loans. Management has also restructured the terms of certain loans to accommodate changes in the financial condition of borrowers. A typical concession would be a reduction in the currently payable interest rate to one that is lower than the current market rate for new debt with similar risks; interest foregone would be deferred until maturity.

      The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated

                                                                                                December 31,
                                                                          ---------------------------------------------------------
                                                                             2001        2000        1999        1998        1997
                                                                           ------      ------      ------      ------      ------
                                                                                            (Dollars in Thousands)
       Nonaccruing loans ...............................................    $1,373      $1,281      $1,678      $1,657      $1,741
       Renegotiated loans ..............................................       545         845         606         416         521
                                                                            ------      ------      ------      ------      ------
           Total nonperforming loans ...................................     1,918       2,126       2,284       2,073       2,262
       Loans past due 90 days and accruing .............................        34          54         248         461         135
       Other real estate ...............................................       175          --         467         495         373
                                                                            ------      ------      ------      ------      ------
          Total nonperforming assets ...................................    $2,127      $2,180      $2,999      $3,029      $2,770
                                                                            ======      ======      ======      ======      ======

       Nonperforming loans to total gross loans ........................       .46%        .57%        .66%       1.01%       1.40%
       Nonperforming assets to total gross loans and other
          Real estate owned ............................................       .52%        .58%        .86%       1.47%       1.71%
       Nonperforming assets to total assets ............................       .32%        .36%        .53%        .81%        .86%
            Allowance for loan losses to nonperforming loans ...........    329.51%     266.09%     216.86%     170.04%     120.73%


    Nonperforming loans decreased by $208,000 at December 31, 2001 compared to December 31, 2000. The decrease is primarily due to the reclassification of certain loans to current loans as a result of renegotiation offset in part by a reclassification of current loans to nonaccruing status. Nonperforming loans decreased by $158,000 at December 31, 2000 compared to December 31, 1999. The decrease is primarily due to the reclassification of certain loans from nonaccruing to current loans coupled with current to renegotiated status. If the nonaccruing loans in 2001, 2000 and 1999 had continued to pay interest, interest income during the same years would have increased by $45,000, $53,000 and $60,000, respectively.

  Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans when there is a doubt as to whether the borrowers will comply with the original loan repayment terms and allocates specific reserves against them. At December 31, 2001, 2000 and 1999, such loans totaled $5.1 million, $7.2 million and $8.3 million with an allowance of $833,000, $855,000 and $1.0 million respectively, specifically allocated to them.

Foreign Loans.  The Company has no foreign loans or any other foreign exposure.

Allowance for Possible Loan Losses

  The allowance for possible loan losses increased by $663,000 to $6.3 million at December 31, 2001 compared to the end of the prior year. At December 31, 2000, the allowance for possible loan losses was $5.7 million compared to $5.0 million at December 31, 1999, an increase of $700,000. The allowance for possible loan losses is increased periodically through charges to earnings in the form of a provision for possible loan losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. It is management's belief that, although charge-offs may occur in the future, are adequate reserves allotted.

  The Company maintains an allowance for loan losses at an amount considered adequate by management to provide for potential credit losses based upon periodic evaluation of the risk characteristics of the loan portfolio. Management reviews the adequacy of the allowance on a monthly basis, in doing so, it takes into consideration factors such as actual versus estimated losses, regional and national economic conditions, portfolio concentration and the impact of government regulations. The Company makes specific allocations to impaired loans and for doubtful or watchlist loans, an allocated reserve based on historical trends and an unallocated portion. The Company consistently applies the following comprehensive methodology.

  The first category of reserves consists of specific allocation of the allowance for doubtful or watchlist loans, which is established for specific commercial and industrial loans, real estate development loans, and construction loans which have been identified by bank management as being high risk loan assets. These loans are assigned a doubtful risk rating grade solely on its nonperformance according to its payment terms and there is reason to believe that repayment of the loan principal in whole or part is unlikely. The specific allocation of the allowance is the total amount of potential unconfirmed losses for these individual doubtful or watchlist loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

  The second category of reserves consists of the allocated portion of the allowance. This is determined by taking the loan portfolios outstanding and creating individual loan pools for commercial loans, real estate loans and construction loans and various types of loans to individuals that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor which may cause future losses to deviate from historical levels.

  Finally, the Company also maintains an unallocated allowance, which is used to cover any factors or conditions, which may cause a potential loan loss, but are not specifically identifiable. Management considers an unallocated portion of allowance is necessary irrespective of how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. At December 31, 2001, management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

    The following table represents transactions affecting the allowance for possible loan losses for the periods indicated.

                                                                                    Years ended December 31,
                                                             ----------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                              -------        -------        -------        -------        -------
                                                                                    (Dollars in Thousands)
Balance at beginning of year ............................     $ 5,657        $ 4,953        $ 3,525        $ 2,731        $ 2,540
Charge-offs:
   Commercial ...........................................        (263)          (141)          (102)            (5)          (356)
   Real estate - mortgages ..............................          (7)          (198)            --            (31)            --
   Installment loans to individuals .....................          (8)           (49)           (45)           (34)            (9)
   Credit cards and related plans .......................         (42)           (60)           (59)           (53)           (42)
                                                              -------        -------        -------        -------        -------
                                                                 (320)          (448)          (206)          (123)          (407)
                                                              -------        -------        -------        -------        -------

Recoveries:
   Commercial ...........................................          73             18             59            376            104
   Real estate - mortgages ..............................           3             69             50             11              7
   Installment loans to individuals .....................          12              7              4              5              1
   Credit cards and related plans .......................          10             10             12              5              1
                                                              -------        -------        -------        -------        -------
                                                                   98            104            125            397            113
                                                              -------        -------        -------        -------        -------

Net recoveries (charge-offs) ............................        (222)          (345)           (81)           274           (294)
Provision for possible loan losses ......................         885          1,048            885            520            485
Adjustment(1) ...........................................          --             --            624             --             --
                                                              -------        -------        -------        -------        -------
Balance at end of year ..................................     $ 6,320        $ 5,657        $ 4,953        $ 3,525        $ 2,731
                                                              =======        =======        =======        =======        =======
Ratio of net recoveries (charge-offs) during
the period
   To average loans outstanding during the
   period ...............................................       (0.07%)        (0.10%)        (0.03%)         0.15%         (0.20%)

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


                                                                               At December 31,
                                             -------------------------------------------------------------------------------------
                                                          2001                        2000                        1999
                                             ---------------------------  --------------------------  ----------------------------
                                                                   % of                         % of                        % of
                                                                  Loans                        Loans                        Loans
                                                                    to                           to                          to
                                                         % of     Total               % of     Total              % of      Total
                                              Amount  Allowance   Loans    Amount  Allowance   Loans   Amount   Allowance   Loans
                                             -------  ---------   -----   -------  ----------  -----  -------- -----------  -----
                                                                                (Dollars in Thousands)
Balance at end of
 Period allocable to:
Commercial and non-
    Residential properties ...............    $3,388      53%      56%     $1,745      31%      50%     $1,558      32%      49%
Construction .............................       164       3        3         107       2        3         115       2        3
Loans secured by 1-4
    families .............................     1,918      30       39       1,999      35       44       2,183      44       45
Loans to individuals .....................       292       5        2         343       6        3         264       5        3
Unallocated reserves .....................       558       9       --       1,463      26       --         833      17       --
                                              ------     ---      ---      ------     ---      ---      ------     ---      ---
Total allowance for
    Possible loan losses .................    $6,320     100%     100%     $5,657     100%     100%     $4,953     100%     100%
                                              ======     ===      ===      ======     ===      ===      ======     ===      ===

                                                                               At December 31,
                                             -------------------------------------------------------
                                                          1998                        1997
                                             ---------------------------  --------------------------
                                                                   % of                         % of
                                                                  Loans                        Loans
                                                                    to                           to
                                                         % of     Total               % of     Total
                                              Amount  Allowance   Loans    Amount  Allowance   Loans
                                             -------  ---------   -----   -------  ----------  -----
                                                             (Dollars in Thousands)
Balance at end of
 Period allocable to:
Commercial and non-
    Residential properties ...............    $1,467      43%      59%     $1,077      39%      60%
Construction .............................        49       1        2          47       2        4
Loans secured by 1-4
    families .............................       919      26       34         898      33       29
Loans to individuals .....................       369      10        5         280      10        7
Unallocated reserves .....................       721      20       --         429      16       --
                                              ------     ---      ---      ------     ---      ---
Total allowance for
    Possible loan losses .................    $3,525     100%     100%     $2,731     100%     100%
                                              ======    ====     ====      ======    ====     ====


Deposits

    A certain portion of Company's liquidity is funded through its deposit sources. At December 31, 2001, total deposits totaled $484.6 million, an increase of $19.4 million over 2000. Of the total increases in demand deposits, interest bearing and savings deposits accounted for $12.0 million, $30.8 million and $13.2 million, respectively, while time deposits less than $100,000 and time deposits greater than $100,000 decreased by $23.0 million and $13.6 million, respectively. The majority of such increases were a result of aggressive marketing efforts. The decrease in time deposits was a result of maturity run off. Total deposit sources were $465.2 million at December 31, 2000, an increase of $4.6 million compared with December 31, 1999. Non interest-bearing and interest-bearing demand deposits increased by $14.8 million and $27.7 million, respectively, while savings and time deposits decreased by $6.4 million and $31.2 million, respectively. The decrease in time deposits was a direct result of maturity run off.

     The following table summarizes the average yield/rate of the components of average deposit liabilities for the years indicated.

                                                                     Years ended December 31,
                                          -------------------------------------------------------------------------------
                                                        Average                     Average                     Average
                                            2001       Yield/Rate       2000       Yield/Rate       1999       Yield/Rate
                                          --------     ----------     --------     ----------     --------     ----------
                                                                  (Dollars in Thousands)
      Non interest-bearing..........      $113,203         -0-        $103,209       -0-           $88,003        -0-
      Savings and interest-bearing..       166,916         2.11%       135,953       2.34%         123,776        2.20%
      Time..........................       192,952         5.24        223,834       5.59          207,460        5.13
                                          --------         ----       --------       ----         --------        ----
                                          $473,071         2.88%      $462,996       3.39%        $419,239        3.19%
                                          ========         ====       ========       ====         ========        ====

Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.


                                                                             At December 31, 2001
                                                                             --------------------
                                                                                 (In Thousands)
     Three months or less..................................................          $18,359
     Over three months through six  months.................................            5,673
     Over six months through twelve months.................................            9,387
     Over twelve months                                                                1,427
                                                                                     -------
                                                                                     $34,846
                                                                                     =======

Federal Home Loan Bank Advances

    At December 31, 2001, Federal Home Loan Bank ("FHLB") advances totaled $70.0 million, an increase of $20.0 million compared with December 31, 2000. The Company considers the FHLB advances as an added source of funding and accordingly executed transactions during 2001 to meet its funding needs. These FHLB advances have varying terms and interest rates.

Short-Term Borrowings

    As of December 31, 2001, federal funds purchased and securities sold under agreements to repurchase were $22.3 million. Short-term borrowings include various other borrowings, which generally have maturities of less than one year. The details of these categories for the last three years are presented below (in thousands):

                                                                                    -------------------------------
                                                                                       Years ended December 31,
                                                                                    ---------  ---------  ---------
                                                                                      2001       2000       1999
                                                                                     -------    -------    -------
      Securities sold under repurchase agreements and federal funds purchased
          Balance at year-end.................................................       $22,347    $17,020    $16,403
          Average during the year.............................................        17,326     15,201     13,316
          Maximum month-end balance...........................................        64,010     40,420     20,466
          Weighted average rate during the year...............................         3.32%      5.64%      4.90%
          Rate at December 31.................................................         1.67%      5.52%      6.34%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

    In 1997 the Company, through the GCB Trust, sold 920,000 Trust Preferred Securities at a price of $25 per share, for a total of $23.0 million. The Preferred Securities have an annual dividend rate of 10% payable quarterly. The Trust Preferred Securities which are treated as Junior Subordinated Debentures on the Company's books, currently qualify for Tier I capital treatment. The Trust Preferred Securities are callable by the Company on or about June 1, 2002, or earlier if certain contingencies arise. The Debentures mature in 2027, at which time the Trust Preferred Securities must be redeemed.

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

    The Company had a negative one-year gap position with respect to its exposure to interest rate risk at December 31, 2001. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and the spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

    The following table summarizes, as of December 31, 2001, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.



                                          Due within     Four to       One to       Two to         Over
                                               Three      Twelve          Two         Five         Five                    Fair
                                              Months      Months        Years        Years        Years       Total       Value
                                          ----------   ---------     --------     --------    ---------    --------    --------
                                                                         (Dollars in Thousands)
Rate-sensitive assets:
 Investment securities..............$       $ 27,942    $ 25,854     $ 26,273     $ 32,750     $ 39,087    $151,906    $151,861
                                 Rate          4.62%       5.51%        5.43%        5.97%        7.04%       5.83%
Federal funds sold and deposits from
 banks..............................$         27,529       9,048        1,000           --           --      37,577      37,577
                                 Rate          1.86%       4.60%        4.37%           --           --       6.44%
Total loans net of unearned income..$         90,669      39,236       50,031      133,905       96,729     410,570     407,445
                                 Rate          6.17%       7.70%        7.77%        7.95%        7.13%       7.32%
                                            --------    --------     --------     --------     --------    --------
  Total rate-sensitive assets........       $146,140    $ 74,138     $ 77,304     $166,655     $135,816    $600,053    $596,883
                                            ========    ========     ========     ========     ========    ========    ========
Rate-sensitive liabilities
Interest-bearing demand deposits....$       $ 51,615    $  2,732     $ 24,637     $ 38,201      $11,697    $128,882    $128,882
                                 Rate          1.15%       1.15%        1.15%        1.15%        1.15%       1.15%
Savings deposits....................$         14,527         213       12,910       26,359       13,449      67,458      67,458
                                 Rate          2.05%       2.05%        2.05%        2.05%        2.05%       2.05%
Time deposits.......................$         62,691      91,573        8,826        4,353            2     167,445     168,718
                                 Rate          4.62%       3.87%        4.00%        3.08%        3.93%       4.22%
Total borrowings (1)................$         21,988          37           53       10,181       83,088     115,347     126,382
                                 Rate          2.97%       2.97%        2.97%        5.53%        9.54%       4.79%
                                            --------    --------     --------     --------     --------    --------
  Total rate-sensitive liabilities...       $150,821    $ 94,555     $ 46,426     $ 79,094     $108,236    $479,132    $491,440
                                            ========    ========     ========     ========     ========    ========    ========
Interest rate-sensitivity gap........        (4,681)    (20,417)       30,878       87,561       27,580     120,921
Interest rate-sensitivity gap as a
 percentage
  Total rate-sensitive assets........        (0.78%)     (3.40%)        5.15%       14.59%        4.60%
Cumulative interest rate-sensitivity
 gap ................................        (4,681)    (25,098)        5,780       93,341      120,921
                                            ========    ========     ========     ========     ========
Cumulative interest rate-sensitivity
 gap as a Percentage of total
 rate-sensitive assets ..............        (0.78%)     (4.18%)        0.96%       15.56%       20.15%

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

    Sources of liquidity at December 31, 2001 totaled $212.8 million or 32% of total assets, consisting of investment securities of $151.9 million and $60.9 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity at December 31, 2000 totaled $199.2 million or 33% of total assets, consisting of investment securities of $138.1 million and $61.1 million in cash and cash equivalents and interest-bearing due from banks.

     The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. At December 31, 2001, the Company had outstanding commitments totaling $84.4 million. All of these commitments either mature or renew withiin one year.

     The Company currently does not have any unconsolidated subsidiaries or special purpose entities.

     The Company is responsible for payments under operating leases as disclosed in footnote 14 of the Company's financial statements. The Company has no capital leases.

Capital Resources

    The Company's primary regulator, the Federal Reserve (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2001, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve Board for capital adequacy purposes were 4% and 8%, respectively.

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

    The following table presents the risk-based and leverage capital ratios for the Company, GCBank, BCB and RCB, respectively, as of December 31, 2001 and 2000.

                                                                                                      To Be Well-Capitalized
                                                                                                              Under Prompt
                                                                                  For Capital              Corrective Action
                                                        Actual                Adequacy Purposes              Provisions
                                               -----------------------    ---------------------------    ----------------------
                                                 Amount         Ratio        Amount           Ratio        Amount       Ratio
                                               ---------      --------    ----------       ----------    ---------    ---------
                                                                           (Dollars in Thousands)
        As of December 31, 2001
         Total capital (to risk-weighted
         assets)
           Greater Community Bancorp.....       $60,607          13.89%      $34,915           8.00%         N/A          N/A
           Greater Community Bank........        31,165          11.52        21,646           8.00      $27,057        10.00%
           Bergen Commercial Bank .......        13,433          10.20        10,533           8.00       13,166        10.00
           Rock Community Bank...........         5,047          15.57         2,593           8.00        3,241        10.00

        Tier 1 capital (to risk-weighted
         assets)
           Greater Community Bancorp.....        46,713          10.70        17,457           4.00          N/A          N/A
           Greater Community Bank........        27,773          10.26        10,823           4.00       16,234         6.00
           Bergen Commercial Bank........        11,786           8.95         5,266           4.00        7,899         6.00
           Rock Community Bank...........         4,783          22.66           844           4.00        1,267         6.00

        Tier 1 capital  (to average assets)
           Greater Community Bancorp.....        46,713           7.23        25,861           4.00          N/A          N/A
           Greater Community Bank........        27,773           6.66        16,681           4.00       20,852         5.00
           Bergen Commercial Bank........        11,786           6.41         7,354           4.00        9,193         5.00
           Rock Community Bank...........         4,783          15.57         1,229           4.00        1,536         5.00

        As of December 31, 2000

        Total capital (to risk-weighted
        assets)
           Greater Community Bancorp.....       $55,019          13.88%      $31,706           8.00%         N/A          N/A
           Greater Community Bank........        28,497          11.27        20,223           8.00      $25,278        10.00%
           Bergen Commercial Bank .......        11,879          10.46         9,088           8.00       11,360        10.00
           Rock Community Bank...........         4,823          32.24         1,197           8.00        1,496        10.00

        Tier 1 capital (to risk-weighted
        assets)
           Greater Community Bancorp.....        40,190          10.14        15,853           4.00          N/A          N/A
           Greater Community Bank........        25,328          10.02        10,111           4.00       15,167         6.00
           Bergen Commercial Bank........        10,458           9.21         4,544           4.00        6,816         6.00
           Rock Community Bank...........         4,646          31.06           598           4.00          898         6.00

        Tier 1 capital  (to average assets)
           Greater Community Bancorp.....        40,190           7.10        22,639           4.00          N/A          N/A
           Greater Community Bank........        25,328           6.67        15,184           4.00       18,980         5.00
           Bergen Commercial Bank........        10,458           6.42         6,512           4.00        8,140         5.00
           Rock Community Bank...........         4,646          19.30           963           4.00        1,204         5.00


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

Item 7a       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8        FINANCIAL STATEMENTS
              --------------------

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

                                                                                                               December 31,
                                                                                                        --------------------------
                                                                                                           2001            2000
                                                                                                        ---------       ----------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing ..................................................       $  23,297        $  20,542
FEDERAL FUNDS SOLD ..............................................................................          23,700           35,750
                                                                                                        ---------        ---------
         Total cash and cash equivalents ........................................................          46,997           56,292
DUE FROM BANKS - Interest-bearing ...............................................................          13,877            4,791
INVESTMENT SECURITIES - Available-for-sale ......................................................         150,212          134,592
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $1,657 and $3,356 at December 31, 2001 and 2000, respectively) ..............................           1,694            3,561
                                                                                                        ---------        ---------
                                                                                                          151,906          138,153
LOANS ...........................................................................................         412,791          373,972
  Allowance for possible loan losses ............................................................          (6,320)          (5,657)
  Unearned income ...............................................................................          (2,221)          (2,176)
                                                                                                        ---------        ---------
         Net loans ..............................................................................         404,250          366,139
PREMISES AND EQUIPMENT, net .....................................................................           6,905            6,665
ACCRUED INTEREST RECEIVABLE .....................................................................           3,214            4,467
BANK OWNED LIFE INSURANCE .......................................................................          11,837           11,222
GOODWILL ........................................................................................          11,574           12,351
OTHER ASSETS ....................................................................................          10,279            7,225
                                                                                                        ---------        ---------
TOTAL ASSETS ....................................................................................       $ 660,839        $ 607,305
                                                                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing .........................................................................       $ 120,838        $ 108,803
   Interest-bearing .............................................................................         128,882           98,068
   Savings ......................................................................................          67,458           54,272
   Time Deposits less than $100 .................................................................         132,599          157,100
   Time Deposits $100 and over ..................................................................          34,846           47,002
                                                                                                        ---------        ---------
         Total deposits .........................................................................         484,623          465,245

FHLB ADVANCES ...................................................................................          70,000           50,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ..................................................          22,347           17,020
ACCRUED INTEREST PAYABLE ........................................................................           2,799            4,021
OTHER LIABILITIES ...............................................................................          11,958            7,788
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT ...........................................................................          23,000           23,000
                                                                                                        ---------        ---------
         Total liabilities ......................................................................         614,727          567,074
                                                                                                        ---------        ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 6,708,402 and
     6,317,679 shares outstanding at December 31, 2001 and 2000, respectively ...................           3,354            3,159
  Additional paid-in capital ....................................................................          38,040           34,178
  Retained earnings .............................................................................           2,321            2,069
  Accumulated other comprehensive income ........................................................           2,397              825
                                                                                                        ---------        ---------
    Total shareholders' equity ..................................................................          46,112           40,231
                                                                                                        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................................       $ 660,839        $ 607,305
                                                                                                        =========        =========


            The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

                                                                                                    For the Years Ended
                                                                                                        December 31,
                                                                                          -----------------------------------------
                                                                                            2001            2000           1999
                                                                                          -------         -------         -------
INTEREST INCOME:
    Loans, including fees .......................................................         $31,950         $31,002         $25,096
    Investment securities .......................................................           8,647           9,369           8,094
    Federal funds sold and deposits with banks ..................................           2,178           1,087           1,374
                                                                                          -------         -------         -------
         Total interest income ..................................................          42,775          41,458          34,564

INTEREST EXPENSE:
    Deposits ....................................................................          13,629          15,699          13,376
    Short-term borrowings .......................................................           4,568           2,665           1,464
    Long-term borrowings ........................................................           2,300           2,300           2,300
                                                                                          -------         -------         -------
         Total interest expense .................................................          20,497          20,664          17,140
                                                                                          -------         -------         -------

NET INTEREST INCOME .............................................................          22,278          20,794          17,424

PROVISION FOR POSSIBLE LOAN LOSSES ..............................................             885           1,048             885
                                                                                          -------         -------         -------
    Net interest income after provision for possible loan losses ................          21,393          19,746          16,539

NON INTEREST INCOME:
    Service charges on deposit accounts .........................................           2,460           2,023           1,972
    Other commission and fees ...................................................             716           1,132           1,282
    Gain on sale of investment securities .......................................             633             107           2,211
    Gain on sale of assets ......................................................              --             517              --
    Leasing income ..............................................................           1,180             937             578
    Bank owned life insurance ...................................................             615             532             480
    All other income ............................................................             911             919             747
                                                                                          -------         -------         -------
          Total other income ....................................................           6,515           6,167           7,270

NON INTEREST EXPENSES:
     Salaries and employee benefits .............................................           9,649           9,140           8,574
     Occupancy and equipment ....................................................           3,056           3,170           2,923
     Regulatory, professional and other fees ....................................           1,344           1,559           1,553
     Amortization of intangibles ................................................             777             777             608
     Computer services ..........................................................             386             377             387
     Office expenses ............................................................           1,053           1,005             992
     Other real estate operating expenses .......................................              --              --             201
     Other operating expenses ...................................................           2,399           2,262           2,050
                                                                                          -------         -------         -------
         Total expenses .........................................................          18,664          18,290          17,288
                                                                                          -------         -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES ........................................           9,244           7,623           6,521

PROVISION FOR INCOME TAXES ......................................................           3,164           2,793           2,349
                                                                                          -------         -------         -------

NET INCOME ......................................................................         $ 6,080         $ 4,830         $ 4,172
                                                                                          =======         =======         =======

Net income per share - basic ....................................................         $  0.91         $  0.73         $  0.64
                                                                                          =======         =======         =======

Net income per share - diluted ..................................................         $  0.88         $  0.71         $  0.62
                                                                                          =======         =======         =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands)

                                                                                             Additional
                                                                                              Paid-in          Retained
                                                                     Common Stock             Capital          Earnings
                                                              ------------------------      -----------        --------
                                                                Shares      Par Value
                                                              --------      ----------
BALANCE, January 1, 1999 ..............................         5,330         $ 2,665         $ 25,460          $1.932
                                                                =====         =======         ========          ======
  Net income  - 1999 ..................................            --              --               --           4,172
  5% stock dividend ...................................           286             143            2,744          (2,887)
  Issuance of common stock-private placement .........            391             196            3,555              --
  Issuance of common stock - dividend
     Reinvestment plan ................................            29              14              236              --
  Exercise of stock options ...........................            36              18              295              --
  Cash dividends ......................................            --              --               --          (1,581)
  Other comprehensive loss, net of
     Reclassification adjustments and taxes ...........            --              --               --              --
  Total comprehensive income ..........................
  Purchase of treasury stock .........................             --              --               --              --
  Retirement of treasury stock ........................           (40)            (20)            (399)             --
                                                                -----         -------         --------         -------

 BALANCE, December 31, 1999 ...........................         6,032         $ 3,016         $ 31,891         $ 1,636
                                                                =====         =======         ========         =======

  Net income - 2000 ...................................            --              --               --           4,830
  5% stock dividend ...................................           300             151            2,402          (2,553)
  Issuance of common stock - dividend
     Reinvestment plan ................................            60              29              460              --
  Exercise of stock options ...........................            22              10              167              --
  Cash dividends ......................................            --              --               --          (1,844)
  Other comprehensive income, net of
     Reclassification adjustments and taxes ...........            --              --               --              --
  Total comprehensive income ..........................            --
  Purchase of treasury stock ..........................            --              --               --              --
  Retirement of treasury stock ........................           (96)            (47)            (742)             --
                                                                -----         -------         --------         -------

BALANCE, December 31, 2000 ............................         6,318         $ 3,159         $ 34,178         $ 2,069
                                                                =====         =======         ========         =======

  Net income  - 2001 ..................................            --              --               --           6,080
  5% stock dividend ...................................           314             157            3,495          (3,652)
  Issuance of common stock - dividend
     Reinvestment plan ................................            40              20              390              --
  Exercise of stock options ...........................            84              42              461              --
  Cash dividends ......................................            --              --               --          (2,176)
  Other comprehensive income, net of
     Reclassification adjustments and taxes ...........            --              --               --              --
  Total comprehensive income ..........................            --
  Purchase of treasury stock ..........................            --              --               --              --
  Retirement of treasury stock ........................           (48)            (24)            (484)             --
                                                                -----         -------         --------         -------
BALANCE, December 31, 2001 ............................         6,708         $ 3,354         $ 38,040         $ 2,321
                                                                =====         =======         ========         =======




                                                              Accumulated
                                                                  Other                                         Total
                                                             Comprehensive     Treasury    Comprehensive   Shareholders'
                                                             Income (loss)       Stock        Income          Equity
                                                             -------------     --------    ------------    -------------
BALANCE, January 1, 1999 ..............................        $2,252           $  --                          $33,309
                                                               ======           =====                          =======
  Net income - 1999 ...................................            --              --         $  4,172           4,172
  5% stock dividend ...................................            --              --                               --
  Issuance of common stock - private placement ........            --              --                            3,751
  Issuance of common stock - dividend
     Reinvestment plan ................................            --              --                              250
  Exercise of stock options ...........................            --              --                              313
  Cash dividends ......................................                            --                           (1,581)
  Other comprehensive loss, net of
     Reclassification adjustments and taxes ...........        (3,393)             --           (3,393)         (3,393)
                                                                                               -------
  Total comprehensive income ..........................                                        $   779
                                                                                               =======
  Purchase of treasury stock .........................             --            (419)                            (419)
  Retirement of treasury stock ........................            --             419                               --
                                                              -------           -----                          -------

 BALANCE, December 31, 1999 ...........................       $(1,141)          $  --                          $35,402
                                                              =======           =====                          =======
  Net income - 2000 ...................................            --              --          $ 4,830           4,830
  5% stock dividend ...................................            --              --                               --
  Issuance of common stock - dividend
     Reinvestment plan ................................            --              --                              489
  Exercise of stock options ...........................            --              --                              177
  Cash dividends ......................................                            --                           (1,844)
  Other comprehensive income, net of
     Reclassification adjustments and taxes ...........         1,966              --            1,966           1,966
                                                                                               -------
  Total comprehensive income ..........................                                        $ 6,766
                                                                                               =======
  Purchase of treasury stock ..........................            --            (789)                            (789)
  Retirement of treasury stock ........................            --             789                               --
                                                              -------           -----                          -------

BALANCE, December 31, 2000 ............................       $   825           $  --                          $40,231
                                                              =======           =====                          =======

  Net income   - 2001 .................................            --              --           $6,080           6,080
  5% stock dividend ...................................            --              --                               --
  Issuance of common stock - dividend
     Reinvestment plan ................................            --              --                              410
  Exercise of stock options ...........................            --              --                              503
  Cash dividends ......................................                            --                           (2,176)
  Other comprehensive income, net of
     Reclassification adjustments and taxes ...........         1,572              --            1,572           1,572
                                                                                               -------
  Total comprehensive income ..........................                                        $ 7,652
                                                                                               =======
  Purchase of treasury stock ..........................            --            (508)                            (508)
  Retirement of treasury stock ........................            --             508                               --
                                                              -------           -----                          -------
BALANCE, December 31, 2001 ............................       $ 2,397           $  --                          $46,112
                                                              =======           =====                          =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                                      For the Years Ended
                                                                                                          December 31,
                                                                                            ---------------------------------------
                                                                                                2001          2000          1999
                                                                                             ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................................................    $   6,080      $  4,830      $  4,172
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization .......................................................        2,094         2,278         2,001
    Amortization (Accretion) of discount on securities, net .............................          194           (72)           85
    Gain on sale of assets ..............................................................           --          (517)           --
    Gain on sale of securities, net .....................................................         (633)         (107)       (2,211)
    Gain on sale of other real estate owned .............................................           --            --           (93)
    Provision for possible loan losses ..................................................          885         1,048           885
    Deferred income tax benefit .........................................................         (580)         (491)         (457)
    Decrease (increase) in accrued interest receivable ..................................        1,253          (642)         (207)
    Decrease (increase) in Bank owned life insurance and other assets ...................       (2,808)        3,361        (7,258)
    Increase in accrued interest and other liabilities ..................................        2,948         4,799         1,088
                                                                                             ---------      --------      --------
              Net cash (used in) provided by operating activities .......................        9,433        14,487        (1,995)
                                                                                             ---------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale investment securities -
      Purchases .........................................................................     (127,143)      (19,180)      (47,256)
      Sales .............................................................................       17,655         1,371        16,409
      Maturities ........................................................................       93,868        27,417        37,235
   Held-to-maturity investment securities -
      Purchases .........................................................................           --            --          (684)
      Maturities ........................................................................        1,867         5,394         9,533
   Net (increase) decrease in interest-bearing deposits with banks ......................       (9,086)        5,884         4,869
   Net increase in loans ................................................................      (38,112)      (25,576)      (30,323)
   Capital expenditures .................................................................       (1,556)         (835)       (1,326)
   (Increase) decrease in other real estate .............................................           --            --         2,021
   Cash paid in purchase transaction, First Savings .....................................           --            --       (23,000)
   Cash of equity acquired, First Savings ...............................................           --            --        11,239
                                                                                             ---------      --------      --------
              Net cash used in investing activities .....................................      (62,507)       (5,525)      (21,283)
                                                                                             ---------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts ..........................................       19,378         4,611        (5,099)
   Increase in securities sold under agreement to repurchase ............................        5,327           617         6,854
   Proceeds from long term FHLB advances ................................................       20,000        25,000        15,000
   Dividends paid .......................................................................       (2,176)       (1,844)       (1,581)
   Proceeds from exercise of stock options ..............................................          503           177           176
   Proceeds from the issuance of common stock, net of costs .............................          410           489         4,064
   Purchases of treasury stock ..........................................................         (508)         (789)         (419)
   Other, net ...........................................................................           --          (131)         (157)
                                                                                             ---------      --------      --------
              Net cash provided by financing activities .................................       42,934        28,130        18,838
                                                                                             ---------      --------      --------
              Net (decrease) increase in cash and cash equivalents ......................      (10,140)       37,092        (4,440)

CASH AND CASH EQUIVALENTS, beginning of year ............................................       56,292        19,200        23,640
                                                                                             ---------      --------      --------
CASH AND CASH EQUIVALENTS, end of year ..................................................    $  46,997      $ 56,292      $ 19,200
                                                                                             =========      ========      ========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS

     Greater Community Bancorp ("the Company"), through its subsidiary banks, Greater Community Bank (formerly Great Falls Bank), ("GCBank"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, business and governmental units primarily through fourteen full service offices located in Bergen and Passaic Counties, New Jersey.

     Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary, engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties. Greater Community Financial LLC ("GCF"), a wholly-owned New Jersey limited liability company located in Clifton, New Jersey, is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Security Dealers.

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

BASIS OF FINANCIAL PRESENTATION

     The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries GCBank, BCB, RCB, HCC, GCB Realty, LLC, GCF, Greater Community Services, Inc., GCBank's wholly owned subsidiaries, Great Falls Investment Company and Union Blvd Corp., and BCB's wholly owned subsidiaries, BCB Investment Company and Sears Drive Corp. All significant intercompany accounts and transactions have been eliminated.

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

     Substantially all outstanding goodwill resulted from the acquisition of First Savings Bancorp of Little Falls, Inc. ("First Savings"), a Passaic County institution which had developed a compelling, if not predominant, market position of being the small business bank in Passaic County. As a result of First Savings' market penetration, the Company had formulated its own strategy to create such a `market role. Accordingly, implicit in the purchase of the First Savings franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

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

FINANCIAL INSTRUMENTS

     SFAS No.107, "Disclosure about Fair Financial Instruments," requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, deposits and borrowings.

INVESTMENT SECURITIES

     The Company accounts for its investment securities in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company does not engage in securities trading. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

     SFAS No.133, "Accounting for Derivative Instruments and Hedging Activity," established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS No.138 did not have a material impact on the Company's financial condition or results of operations.

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

     On April 1, 2001, the Company adopted SFAS No.140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and revises the standards for accounting for the securitization of other transfers of financial assets and collateral. This standard also requires certain disclosures, but carries over most of the provisions of SFAS No.125. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. This SAB was effective upon issuance and provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's consolidated financial position or results of operations.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144) was issued. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No.144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No.144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the consolidated financial condition or consolidated results of operations of the Company.

BANK OWNED LIFE INSURANCE

     The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies

GOODWILL

     Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all outstanding goodwill resulted from the acquisition of First Savings in 1999 and is being amortized over 20 years on a straight line basis. Goodwill at December 31, 2001 and 2000, was approximately $11,574,000 and $12,351,000, respectively. The amortization expense charged to income was $777,000 for the years ended December 31, 2001 and 2000 and $608,000 for the year ended December 31, 1999.

    On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets, including those purchased before the issuance of SFAS No. 142. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

     Upon adoption of SFAS No.142 on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense of approximately $777,000.

DEFERRED FINANCING COSTS

     Deferred financing costs related to the issuance of the subordinated debt are being amortized over the life of the instruments and are included in other assets. The unamortized balances at December 31, 2001 and 2000 were $1,043,000 and $1,084,000, respectively.

INCOME TAXES

     The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for possible losses on loans, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax basis of assets acquired and acquired net operating loss carryforwards. The Company and its subsidiaries file a consolidated Federal income tax return.

STATEMENTS OF CASH FLOWS

     Cash and cash equivalents are defined as cash on hand, non interest-bearing amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period. Cash paid for income taxes was $3.2 million, $2.5 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for interest was $21.7 million, $16.1 million and $16.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were approximately $297,000, $235,000 and $265,000, respectively.

STOCK OPTIONS

     The Company follows the disclosure provisions for its stock options under SFAS No.123, "Accounting for Stock-Based Compensation." The standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

NET INCOME PER SHARE

     The Company follows the provisions of SFAS No.128, "Earnings per Share." Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares and per share information in the financial statements has been adjusted retroactively for the effect of stock split and stock dividends.

COMPREHENSIVE INCOME

     The Company follows the disclosure provisions of SFAS No.130, "Reporting Comprehensive Income." This standard establishes new standards for reporting comprehensive income, which includes net income as well as certain other items that result in a change to equity during the period.

     The income tax effects allocated to comprehensive income (loss) are as follows:

                                                December 31, 2001           December 31, 2000            December 31, 1999
                                           ---------------------------  -------------------------   ------------------------------
                                           Before     Tax        Net   Before      Tax        Net     Before       Tax        Net
                                            Tax    (Expense)   of Tax    Tax    (Expense)   of Tax      Tax     (Expense)   of Tax
                                           Amount   Benefit    Amount  Amount    Benefit    Amount    Amount     Benefit    Amount
                                           ------   -------    ------   ------   -------    ------   -------    -------    -------
Unrealized gains (losses) on
   investment securities:
  Unrealized holding gains
  (losses) arising during
  period ...............................   $3,234   $(1,282)   $1,952   $3,440   $(1,410)   $2,030   $(3,492)   $ 1,426    $(2,066)
Less reclassification
adjustment
  for gains realized in net
  income ...............................      633      (253)      380      107       (43)       64     2,211       (884)     1,327
                                           ------   -------    ------   ------   -------    ------   -------    -------    -------
Other comprehensive (loss)
income, net ............................   $2,601   $(1,029)   $1,572   $3,333   $(1,367)   $1,966   $(5,703)   $ 2,310    $(3,393)
                                           ======   =======    ======   ======   =======    ======   =======    =======    =======

RECLASSIFICATIONS

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the classifications used in 2001.

NOTE 2 -       ACQUISITION

     On April 1, 1999, the Company, GCBank and BCB completed the merger with First Savings and its subsidiary bank. Under the terms of the merger, each share of First Savings common stock was purchased for $52.26. This transaction was accounted for under the purchase method of accounting. A total of $23.0 million was paid, of which $13.2 million was recorded as goodwill and has been amortized over a 20 year period.

     The unaudited proforma results of operations presented below reflect the Company's operations as though the acquisition of First Savings had taken place at the beginning of the period presented. The proforma results are not necessarily indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, or what the results of operations will be in the future and are not effected for stock dividends paid after the date of acquisition.

                                                              For the year ended
                                                                  December 31,
                                                              ------------------
                                                                      1999
                                                              ------------------
                                                                 (In Thousands)
         Interest Income.................................            $37,542
         Interest Expense................................             19,369
         Net Interest Income.............................             18,173
         Net Income......................................              3,937
         Net Income per share - Basic....................               0.67
         Net Income per share - Diluted..................               0.65

NOTE 3 -      INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                             December 31,
                                       ---------------------------------------------------------------------------------------
                                                          2001                                        2000
                                       -----------------------------------------   -------------------------------------------
                                                    Gross       Gross                           Gross       Gross
                                       Amortized  Unrealized  Unrealized   Fair    Amortized  Unrealized  Unrealized    Fair
                                          Cost      Gains      Losses     Value      Cost       Gains       Losses     Value
                                       --------   ---------- ----------- --------  ---------  ----------  ----------   ------
                                                                             (In Thousands)
Available-for-sale
U.S. Treasury and  U.S.
   Government agencies securities ..   $ 21,288   $   436    $    (12)   $ 21,712   $ 65,768   $   290    $   (374)   $ 65,684
State and political
   Subdivisions ....................      7,279        --         (26)      7,253      5,446        --         (20)      5,426
Other debt and equity
   Securities ......................     23,796     3,657        (774)     26,679     16,802     3,005      (1,501)     18,306
Mortgage-backed securities:
       FHLMC .......................     50,052       447         (87)     50,412     18,675        41         (84)     18,632
       FNMA ........................     23,842       245         (62)     24,025     16,861       114         (76)     16,899
       Other .......................     19,966       188         (23)     20,131      9,652        25         (32)      9,645
                                       --------   -------    --------    --------   --------   -------    --------    --------
                                         93,860       880        (172)     94,568     45,188       180        (192)     45,176
                                       --------   -------    --------    --------   --------   -------    --------    --------
Total Available-for-sale ...........   $146,223   $ 4,973    $   (984)   $150,212   $133,204   $ 3,475    $ (2,087)   $134,592
                                       ========   =======    ========    ========   ========   =======    ========    ========

Held-to-maturity
U.S. Treasury and  U.S.
   Government agencies securities ..   $  1,000   $    --    $    (50)   $    950   $  1,000   $    --    $   (209)   $    791
State and political
   Subdivisions ....................        185         1          --         186        870        --          --         870
Mortgage-backed securities:
       FHLMC .......................        502        12          --         514      1,011        10          (2)      1,019
       FNMA ........................          7        --          --           7        680        --          (4)        676
                                       --------   -------    --------    --------   --------   -------    --------    --------
                                            509        12          --         521      1,691        10          (6)      1,695
                                       --------   -------    --------    --------   --------   -------    --------    --------
Total Held-to-maturity ..........      $  1,694   $    13    $    (50)   $  1,657   $  3,561   $    10    $   (215)   $  3,356
                                       ========   =======    ========    ========   ========   =======    ========    ========

     The amortized cost and fair value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized         Fair
                                                           Cost          Value
                                                        ---------       --------
                                                               (In Thousands)
Available-for-sale
Due in one year or less ..........................       $  5,739       $  5,804
Due after one year through five years ............         16,453         16,815
Due after five years through ten years ...........          1,171          1,170
Due after ten years ..............................          5,204          5,176
Mortgage-backed securities .......................         93,860         94,568
Other debt and equity securities .................         23,796         26,679
                                                         --------       --------
                                                         $146,223       $150,212
                                                         ========       ========

Held-to-maturity
Due in one year or less ..........................       $    185       $    186
Due after five years through ten years ...........          1,000            950
Mortgage-backed securities .......................            509            521
                                                         --------       --------
                                                         $  1,694       $  1,657
                                                         ========       ========

     Proceeds from sales of available-for-sale securities for the years ended December 31, 2001, 2000 and 1999 were $17.7 million, $1.4 million and $16.4 million, respectively. Gross gains of $633,000, $107,000 and $2.2 million were realized on these sales for the years ended December 31, 2001, 2000 and 1999, respectively. Gross losses were not significant for the years ended December 31, 2001, 2000 and 1999.

     Securities with a carrying value of $73.7 million and $92.5 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

NOTE 4 -      LOANS

     Major classifications of loans are as follows:

                                                                                                          December 31,
                                                                                                   --------------------------------
                                                                                                    2001                   2000
                                                                                                   --------              --------
                                                                                                          (In Thousands)
Loans secured by one- to four-family residential properties .........................              $159,489              $160,359
Loans secured by nonresidential properties ..........................................               181,959               149,304
Loans to individuals ................................................................                 8,491                10,639
Commercial loans ....................................................................                47,155                40,124
Construction loans ..................................................................                14,054                13,014
Other loans .........................................................................                 1,643                   532
                                                                                                   --------              --------
                                                                                                   $412,791              $373,972
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


                                                                                                                 December 31,
                                                                                                          -----------------------
                                                                                                           2001             2000
                                                                                                          ------           ------
                                                                                                             (In Thousands)
Nonaccrual loans ..............................................................................           $1,373           $1,281
Renegotiated loans ............................................................................              545              845
                                                                                                          ------           ------
  Total nonperforming loans ...................................................................           $1,918           $2,126
                                                                                                          ======           ======

Loans past due 90 days and accruing ...........................................................           $   34           $   54
                                                                                                          ======           ======
Gross interest income which would have been recorded under original terms .....................           $   45           $   67
                                                                                                          ======           ======


     The balance of impaired loans was $1.4 million, $1.1 million, and $1.2 million at December 31, 2001, 2000 and 1999, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan loss associated with impaired loans was $549,000, $196,000 and $186,000, at December 31, 2001, 2000 and 1999,
respectively. The average recorded investment in impaired loans was $1.3 million, $1.4 million, and $1.1 million, December 31, 2001, 2000 and 1999, respectively. The income recognized on impaired loans for the years ended December 31, 2001, 2000 and 1999 was $45,000, $67,000 and $60,000, respectively.
The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash basis when both the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation. If these factors do not exist, the Bank Subsidiaries will not recognize income.

     The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2001, loans outstanding to these related parties amounted to $18.2 million. During the year ended December 31, 2001, there were new loans to related parties of $6.9 million and repayments of $3.5 million. All such loans are current as to principal and interest payments at December 31, 2001.

NOTE 5 -       ALLOWANCE FOR POSSIBLE LOAN LOSSES

     An analysis of the allowance for possible loan losses is as follows:

                                                                                                   Years ended December 31,
                                                                                  ------------------------------------------------
                                                                                     2001               2000                1999
                                                                                  -------             -------             -------
                                                                                                  (In Thousands)
             Balance at beginning of year ..............................          $ 5,657             $ 4,953             $ 3,525
             Provision charged to operations ...........................              885               1,048                 885
             Charge-offs ...............................................             (320)               (448)               (206)
             Recoveries ................................................               98                 104                 125
             Acquisition of First Savings ..............................               --                  --                 624
                                                                                  -------             -------             -------
             Balance at end of year ....................................          $ 6,320             $ 5,657             $ 4,953
                                                                                  =======             =======             =======


NOTE 6 -      PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                                                                            December 31,
                                                                             Estimated             ----------------------------
                                                                            Useful Lives             2001                 2000
                                                                           -------------           --------            --------
                                                                                                            (In Thousands)
Land ..............................................................        indefinite              $  1,531            $  1,165
Buildings and improvements ........................................        5 to 20 years              4,244               3,952
Furniture, fixtures and equipment .................................        3 to 10 years              5,037               4,322
Leasehold improvements ............................................        3 to 40 years              2,145               1,962
                                                                                                   --------            --------
Less accumulated depreciation and amortization ....................                                  12,957              11,401
                                                                                                     (6,052)             (4,736)
                                                                                                   --------            --------
                                                                                                   $  6,905            $  6,665
                                                                                                   ========            ========



      Depreciation and amortization expense was $1.3 million, $1.5 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 7 -       DEPOSITS

     At December 31, 2001, the schedule of maturities of certificates of deposit is as follows (in thousands):

           2002...........................................          $154,263
           2003 ..........................................             8,825
           2004 ..........................................             3,294
           2005...........................................               378
           2006...........................................               685
                                                                    --------
                                                                    $167,445
                                                                    ========

NOTE 8 -      DEBT


Short-Term Borrowings

     Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transaction. Short-term borrowings consist of various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below:

                                                                                  Years ended December 31,
                                                                               -----------------------------
                                                                                2001       2000       1999
                                                                               -------    -------    -------
                                                                                      (In Thousands)
             Securities sold under repurchase agreements
              and federal funds purchased
                 Balance at year-end.....................................      $22,347    $17,020    $16,403
                 Average during the year.................................       17,326     15,201     13,316
                 Maximum month-end balance...............................       64,010     40,420     20,466
                 Weighted average rate during the year...................        3.32%      5.64%      4.90%
                 Rate at December 31.....................................        1.67%      5.52%      6.34%

     HCC maintains four revolving lines of credit totaling $4.0 million that pay interest at 6% to 10% annually and mature through 2002. The total amount outstanding at December 31, 2001 and 2000 was $3.5 million and $2.5 million and is included in other liabilities.

Federal Home Loan Bank Advances

     The Company has a line of credit for $15.9 million with the Federal Home Loan Bank ("FHLB") which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2001 and 2000 there were no outstanding balances.

     At December 31, 2001 the Company had $70.0 million of advances from the FHLB. These advances are collateralized by certain first mortgage loans. The weighted average interest rate during 2001 was 5.39%. The FHLB advances mature as follows: $5.0 million will mature in 2005 and the remaining $65.0 million will mature from 2008 through 2011.

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

     The Company issued $23.0 million of 10.00% of junior subordinated debentures to a Delaware Business Trust (the "Trust"), in which the Company owns all of the common equity. The Trust issued $23.0 million of Preferred Securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2027. Although the junior subordinated debentures are treated as debt of the Company, they currently qualify as Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company.

NOTE 9 -      INCOME TAXES

The provision for income taxes was as follows:

                                                                                 Years Ended December 31,
                                                                               ----------------------------
                                                                                2001       2000       1999
                                                                               ------     ------     ------
                                                                                       (In Thousands)
              Federal
                Current.................................................       $3,484     $2,768     $2,381
                Deferred................................................         (440)      (372)      (346)
             State
               Current..................................................          260        516        425
               Deferred.................................................         (140)      (119)      (111)
                                                                               ------     ------     ------
                                                                               $3,164     $2,793     $2,349
                                                                               ======     ======     ======

     The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                                                Years Ended December 31,
                                                                              ---------------------------
                                                                               2001       2000      1999
                                                                              ------     ------    ------
                                                                                     (In Thousands)
             Tax at statutory rate....................................        $3,143     $2,591    $2,221
             Increase (reduction) in tax resulting from:
               Tax-exempt income......................................           (86)      (116)      (95)
               Amortization of intangible assets......................            36         37        37
               State income tax, net of federal benefit...............           104        278       235
               Other..................................................           (33)         3       (49)
                                                                              ------     ------    ------
                 Provision for income taxes...........................        $3,164     $2,793    $2,349
                                                                              ======     ======    ======

     The net deferred tax asset consists of the following:


                                                                                  December 31,
                                                                               ------------------
                                                                                 2001       2000
                                                                               -------    -------
                                                                                 (In Thousands)
               Allowance for possible losses on loans and other real estate    $ 2,573    $ 2,160
               Interest income on nonaccrual loans .........................       296        300
               Depreciation and amortization ...............................       773        642
               Acquired net operating loss carryforward ....................        70        111
               Difference between book and tax basis of assets acquired ....       290        312
               Unrealized holding losses (gains) on investment securities
               available-for-sale ..........................................    (1,592)      (563)
               Other .......................................................        15        (88)
                                                                               -------    -------
                  Total net deferred tax asset (included in other assets) ..   $ 2,425    $ 2,874
                                                                               =======    =======



     As a result of the acquisition of First Savings, the Company computed a net deferred tax asset of $405,000, which includes unrealized holding gains of $90,000, during 1999.

     At December 31, 2001 the Company had a net operating loss carryforward for federal income tax purposes of approximately $214,000. This net operating loss carryforward originated from previous acquisitions. Subject to certain yearly limitations, the Company can utilize the preacquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 10 -     SHAREHOLDERS' EQUITY

     On July 31, 2001, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 13, 2001. On July 31, 2000, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 14, 2000. On September 30, 1999, the Company paid a 5% stock dividend on its common stock to shareholders of record on September 15, 1999.

     During 1999, the Company, through a private placement of common stock raised $3.8 million, net of offering costs. The private placement resulted in the issuance of 410,550 shares of the Company's stock at $9.12 per share. The proceeds were used to fund the initial capital of RCB, which opened for business in April, 1999.

NOTE 11 -      EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No.128, "Earnings Per Share," is as follows:

                                                                                         For Year Ended December 31, 2001
                                                                                  -----------------------------------------------
                                                                                      Income           Shares           Per Share
                                                                                 (Numerator)    (Denominator)              Amount
                                                                                 -----------    -------------           ---------
                                                                                        (In Thousands, except for per share data)
Basic EPS
Net income available to common stockholders ...............................           $6,080            6,646             $ 0.91

Effect of Dilutive Securities
Options ...................................................................               --              293              (0.03)
                                                                                      ------            -----             ------
Diluted EPS
Net income available to common stockholders plus assumed
  conversions .............................................................           $6,080            6,939             $ 0.88
                                                                                      ======            =====             ======



                                                                                         For Year Ended December 31, 2000
                                                                                  -----------------------------------------------
                                                                                      Income           Shares           Per Share
                                                                                 (Numerator)    (Denominator)              Amount
                                                                                 -----------    -------------           ---------
                                                                                        (In Thousands, except for per share data)
Basic EPS
Net income available to common stockholders ...............................           $4,830            6,639             $ 0.73

Effect of Dilutive Securities
Options ...................................................................               --              146              (0.02)
                                                                                      ------            -----             ------

Diluted EPS
Net income available to common stockholders plus assumed
  conversions .............................................................           $4,830            6,785             $ 0.71
                                                                                      ======            =====             ======


         Options to purchase 183,423 shares of common stock from $8.71 - $9.96 per share were outstanding during 2000. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.


                                                                                         For Year Ended December 31, 1999
                                                                                  -----------------------------------------------
                                                                                      Income           Shares           Per Share
                                                                                 (Numerator)    (Denominator)              Amount
                                                                                 -----------    -------------           ---------
                                                                                        (In Thousands, except for per share data)
Basic EPS
Net income available to common stockholders ...............................           $4,172            6,488             $ 0.64

Effect of Dilutive Securities
Options ...................................................................               --              219              (0.02)
                                                                                      ------            -----             ------

Diluted EPS
Net income available to common stockholders plus assumed
  conversions .............................................................           $4,172            6,707             $ 0.62
                                                                                      ======            =====             ======

         Options to purchase 28,390 shares of common stock from $9.58 to $10.15 per share were outstanding during 1999. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

NOTE 12 -     STOCK OPTIONS

     In April 2001, the Company adopted two new stock option plans. The 2001 Employee Stock Option Plan (the "2001 Employee Plan") provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights to employee of the Company and its subsidiaries. A total of 315,000 shares are authorized to be granted under the 2001 Employee Plan. Options to acquire 52,500 shares were granted and are outstanding under the 2001 Employee Plan at December 31, 2001.

     The 2001 Stock Option Plan for Nonemployee Directors (the "2001 Directors
Plan) provides for the granting of non-qualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 58,800 shares are authorized to be granted under the 2001 Directors Plan. Options to acquire 58,800 shares were granted and are outstanding at December 31, 2001.

     The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 560,291 shares is authorized to be granted under the 1996 Employee Plan. During 2001 and 2000, options to acquire -0- and 78,146 shares were granted under this plan. At December 31, 2001 and 2000, options to purchase a total of 438,237 shares and 524,866 shares, respectively, were outstanding under the 1996 Employee Plan. As a result of the approval of the 2001 Employee Plan, no further options will be granted under the 1996 Employee Plan.

     The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 266,138 shares is authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 266,139 shares were granted under this plan. At December 31, 2001 and 2000, options to purchase a total of 244,669 and 247,682 shares were outstanding under the 1996 Directors Plan.

     The 1998 nonstatutory stock option plan (the "1988 Plan") allows for the granting to employees of options to acquire up to a maximum of 257,696 shares of the Company's common stock. As a result of the approval of the 1996 Employee Plan, no further options will be granted under the 1988 Plan. At December 31, 2001 and 2000, options to purchase 2,011 and 16,278 shares were outstanding.

     Had compensation cost for the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No.123, the Company's net income, basic and diluted net income per share would have been reduced to the pro forma amounts indicated below.

                                                                                    2001        2000        1999
                                                                                  ------      ------      ------
                                                                           (In Thousands, except per share data)
                 Net income.................................    As reported       $6,080      $4,830      $4,172
                                                                Pro forma         $5,840      $4,603      $3,999
                 Net income per share - basic...............    As reported        $0.91       $0.73       $0.64
                                                                Pro forma          $0.98       $0.69       $0.61
                 Net income per share - diluted.............    As reported        $0.88       $0.71       $0.62
                                                                Pro forma          $0.84       $0.69       $0.59

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yields of 2.6% 3.0% and 3.3%; expected volatility of 38%, 38% and 35%; risk-free interest rates of 5.46%, 5.63%, and 5.74%; and expected lives of five and ten years.

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and the changes during the years ending on those dates is represented below.

                                                       2001                        2000                        1999
                                                ----------------------     -----------------------       ---------------------
                                                             Weighted-                   Weighted-                   Weighted-
                                                               Average                     Average                     Average
                                                              Exercise                    Exercise                    Exercise
                                                 Shares          Price       Shares          Price        Shares         Price
                                                -------      ---------      -------      ---------       -------     ---------
     Outstanding, beginning of year.....        783,946         $ 7.10      746,363         $ 6.72       707,028        $ 6.30
     Granted............................        111,300          10.24       78,146           7.84        86,822          8.96
     Exercised..........................        (84,600)         10.58      (26,169)          7.39       (40,258)         4.37
     Terminated.........................        (14,429)          5.75      (14,390)          8.29        (7,229)         6.78
                                                -------         ------      -------         ------       -------        ------
     Outstanding, end of year...........        796,217         $ 7.26      783,946         $ 7.10       746,363        $ 6.72
                                                -------         ------      -------         ------       -------        ------
     Options exercisable at year-end....        308,571                     241,339                      133,162
                                                =======                     =======                      =======
     Weighted average fair value of
        Options granted during the year.                        $ 6.09                      $ 4.92                      $ 2.69
                                                                ======                      ======                      ======

     The following table summarizes information about nonqualified options outstanding at December 31, 2001.


                                                Options Outstanding                                 Options Exercisable
                                  ----------------------------------------------------     --------------------------------
                                          Number          Weighted-                                Number
                                  Outstanding at            Average          Weighted-     Outstanding at         Weighted-
               Range of             December 31,          Remaining            Average       December 31,           Average
            Exercise Prices                 2001   Contractual Life     Exercise Price               2001    Exercise Price
            ---------------       --------------   ----------------     --------------     --------------    --------------
             $4.06 - 6.02                403,562               4.78              $6.01            209,957             $6.01
                                         392,655               7.95              $8.54             98,614             $8.66
             $6.63 - 9.67                -------                                                   ------
                                         796,217                                                  308,571
                                         =======                                                  =======


NOTE 13 -      BENEFIT PLANS


EMPLOYEE 401(k) PLAN

     The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. Contributions made by the Company were approximately $529,000, $476,000 and $405,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The Company adopted two Supplemental Executive Retirement Plans ("SERPs") effective January 1999. The SERPs are designed to provide key executives a benefit equal to the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective subsidiary bank's funding of tax-qualified retirement plans (such as the 401(k) Plan). Under the SERPs, the aggregate amount of benefits to which the key executives would be entitled has been actuarially determined to be approximately $211,000 for the years ended December 31, 2001, 2000 and 1999. The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of life insurance policies that it purchased on these key executives.

DIRECTORS' RETIREMENT PLAN

     During 1999, the Company established a noncontributory nonqualified retirement plan for nonemployee directors of the Company and its subsidiaries ("Directors' Retirement Plan"). The Directors' Retirement Plan is designed to provide a benefit to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on the Board of which at least 5 years occur after establishment of the Directors' Retirement Plan. Each participant's Retirement Benefit is 75% of his projected annual board fees earned in the year prior to his normal retirement date. The annual payouts under this plan are based upon the individual director's retirement ages and range from approximately $5,000 to $68,000.

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

NOTE 14 -     COMMITMENTS AND CONTINGENCIES


LEASE OBLIGATIONS

     The Company and its subsidiaries lease banking facilities and other office space under operating leases which expire at various dates through 2012, containing certain renewal options. Rent expenses charged to operations approximated $836,000, $832,000 and $820,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are $241,000 in 2001 and $226,000 in 2000 and 1999, respectively, paid to a general partnership that includes two directors of the Company.

     As of December 31, 2001, future approximate minimum annual rental payments under these leases are as follows (in thousands):

              2002...........................................      $  666
              2003...........................................         545
              2004 ..........................................         504
              2005...........................................         393
              2006...........................................         327
              Thereafter ....................................       1,665
                                                                   ------
                   Total.....................................      $4,100
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

NOTE 15 -     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
              CONCENTRATIONS OF CREDIT RISK

     The Bank Subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank Subsidiaries have in particular classes of financial instruments.

     The Bank Subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank Subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

     Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                           December 31,
                                                                                         ----------------
                                                                                          2001       2000
                                                                                         -----      -----
                                                                                           (In Thousands)
             Financial instruments whose contract amounts represent credit risk
                  Commitments to extend credit.........................................  $81,653    $63,958
                  Standby letters of credit and  financial guarantees written..........    2,753      2,117


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

     Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2001 varies up to 100%.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2001 and 2000 are outlined below.

     For cash and due from banks, the recorded book values of $47.0 million and $56.3 million at December 31, 2001 and 2000, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $13.9 million and $4.8 million at December 31, 2001 and 2000, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The net loan portfolio at December 31, 2001 and 2000 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

     The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 2001 and 2000.


                                                                     2001                     2000
                                                              ---------------------     --------------------
                                                              Carrying    Estimated     Carrying   Estimated
                                                                Amount   Fair Value       Amount  Fair Value
                                                              --------   ----------     --------  ----------
                                                                               (In Thousands)
             Investment securities available-for-sale....     $150,212     $150,212     $134,592    $134,592
             Investment securities held-to-maturity......        1,694        1,657        3,561       3,356
             Loans, net..................................      404,250      407,445      366,139     370,626

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

     The following table describes the carrying amounts and estimated fair values of time deposits, federal funds purchased and securities sold under agreements to repurchase and FHLB advances at December 31, 2001and 2000.

                                                                     2001                       2000
                                                              ----------------------     -----------------------
                                                              Carrying     Estimated     Carrying      Estimated
                                                                Amount    Fair Value       Amount     Fair Value
                                                              --------    ----------     --------     ----------
                                                                              (In Thousands)
           Time deposits................................      $167,445      $168,718     $204,102       $204,611
           Securities sold under agreements to
              repurchase ...............................        22,347        22,367       16,592         16,592
           FHLB Advances ...............................        70,000        81,015       50,000         50,790


     The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $23.0 million at December 31, 2001and 2000 approximates fair value.

    The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.

NOTE 17 -      REGULATORY MATTERS AND CAPITAL REQUIREMENTS

     New Jersey state law permits the payment of dividends from a bank subsidiary to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. GCBank had $13.0 million and $12.5 million as of December 31, 2001 and 2000, BCB had $4.1 million and $4.0 million as of December 31, 2001 and 2000, and RCB had $1.2 million as of December 31, 2001 and 2000, of funds available for the payment of dividends to the Company, respectively.

     The Company and the Bank Subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies including the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets. As of December 31, 2001, management believes that the Company and the Bank Subsidiaries meet all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that have occurred that management believes have changed the category of the Company or any of the Bank Subsidiaries.

                                                                                                       To Be Well-Capitalized
                                                                                                              Under Prompt
                                                                                   For Capital             Corrective Action
                                                         Actual                Adequacy Purposes              Provisions
                                                ---------------------       -----------------------      --------------------
                                                 Amount         Ratio         Amount          Ratio       Amount        Ratio
                                                --------        -----       --------          -----      -------        -----
                                                                           (Dollars in Thousands)
        As of December 31, 2001
        Total capital (to risk-weighted
         assets)
           Greater Community Bancorp.....       $60,607          13.89%      $34,915           8.00%         N/A          N/A
           Greater Community Bank........        31,165          11.52        21,646           8.00      $27,057        10.00%
           Bergen Commercial Bank .......        13,433          10.20        10,533           8.00       13,166        10.00
           Rock Community Bank...........         5,047          15.57         2,593           8.00        3,241        10.00

        Tier 1 capital (to risk-weighted
         assets)
           Greater Community Bancorp.....        46,713          10.70        17,457           4.00          N/A          N/A
           Greater Community Bank........        27,773          10.26        10,823           4.00       16,234         6.00
           Bergen Commercial Bank........        11,786           8.95         5,266           4.00        7,899         6.00
           Rock Community Bank...........         4,783          22.66           844           4.00        1,267         6.00

        Tier 1 capital  (to average assets)
           Greater Community Bancorp.....        46,713           7.23        25,861           4.00          N/A          N/A
           Greater Community Bank........        27,773           6.66        16,681           4.00       20,852         5.00
           Bergen Commercial Bank........        11,786           6.41         7,354           4.00        9,193         5.00
           Rock Community Bank...........         4,783          15.57         1,229           4.00        1,536         5.00

        As of December 31, 2000
        Total capital (to risk-weighted
         assets)
           Greater Community Bancorp.....       $55,019          13.88%      $31,706           8.00%         N/A          N/A
           Greater Community Bank........        28,497          11.27        20,223           8.00      $25,278        10.00%
           Bergen Commercial Bank .......        11,879          10.46         9,088           8.00       11,360        10.00
           Rock Community Bank...........         4,823          32.24         1,197           8.00        1,496        10.00

        Tier 1 capital (to risk-weighted
         assets)
           Greater Community Bancorp.....        40,190          10.14        15,853           4.00          N/A          N/A
           Greater Community Bank........        25,328          10.02        10,111           4.00       15,167         6.00
           Bergen Commercial Bank........        10,458           9.21         4,544           4.00        6,816         6.00
           Rock Community Bank...........         4,646          31.06           598           4.00          898         6.00

        Tier 1 capital  (to average assets)
           Greater Community Bancorp.....        40,190           7.10        22,639           4.00          N/A           N/A
           Greater Community Bank........        25,328           6.67        15,184           4.00       18,980         5.00
           Bergen Commercial Bank........        10,458           6.42         6,512           4.00        8,140         5.00
           Rock Community Bank...........         4,646          19.30           963           4.00        1,204         5.00

NOTE 18 -      CONDENSED FINANCIAL
               INFORMATION - PARENT COMPANY ONLY

     The condensed financial information of Greater Community Bancorp (parent company only) is as follows:

CONDENSED BALANCE SHEET

                                                                                                       December 31,
                                                                                                   ----------------------
                                                                                                    2001            2000
                                                                                                   -------        -------
     ASSETS:                                                                                           (In Thousands)
        Cash............................................................................           $ 2,076        $   787
        Investment securities available-for-sale.........................................            9,058          7,411
        Accrued interest receivable......................................................               41             43
        Investment in subsidiaries.......................................................           59,779         55,492
        Other assets.....................................................................            1,048          1,862
                                                                                                   -------        -------
             Total assets................................................................          $72,002        $65,595
                                                                                                   =======        =======

     LIABILITIES AND SHAREHOLDERS' EQUITY:
        Guaranteed preferred beneficial interest in the Company's subordinated debt......          $23,711        $23,711
        Other liabilities................................................................            2,179          1,653
        Shareholders' equity.............................................................           46,112         40,231
                                                                                                   -------        -------
             Total liabilities and shareholders' equity..................................          $72,002        $65,595
                                                                                                   =======        =======


CONDENSED STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                                     ------------------------------------
                                                                                      2001           2000            1999
                                                                                     ------         ------         ------
     INCOME:                                                                                   (In Thousands)
        Equity in undistributed  income of Bank Subsidiaries...............          $3,350         $  948         $3,067
        Dividends from Bank Subsidiaries...................................           3,900          5,447          1,172
        Interest income....................................................             319            283            601
        Gain on sale of investment securities..............................             337            107          2,209
                                                                                     ------         ------         ------
                                                                                      7,906          6,785          7,049
                                                                                     ------         ------         ------
     EXPENSES:
        Interest on subordinated debt......................................           2,300          2,465          2,384
        Other expenses.....................................................             172            262            516
                                                                                     ------         ------         ------
                                                                                      2,472          2,727          2,900
                                                                                     ------         ------         ------
             Income before income tax benefit..............................           5,434          4,058          4,149
        Income tax benefit.................................................             646            772             23
                                                                                     ------         ------         ------
        Net income.........................................................          $6,080         $4,830         $4,172
                                                                                     ======         ======         ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Years ended December 31,
                                                                                              -------------------------------------
                                                                                                2001          2000          1999
                                                                                              -------       -------       --------
                                                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .............................................................................      $ 6,080       $ 4,830       $  4,172
Adjustments to reconcile net income to cash provided by (used in) operating activities:
    Gain on sale of investment securities available-for-sale ...........................         (337)         (107)        (2,209)
    (Increase) decrease  in other assets ...............................................          621           664            751
    Increase (decrease) in other liabilities ...........................................          805           319           (239)
    Equity in undistributed income of subsidiaries .....................................       (3,350)         (948)        (3,067)
                                                                                              -------       -------       --------
       Net cash (used in) operating activities .........................................        3,819         4,754           (592)
                                                                                              -------       -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of investment securities, available-for-sale ..............................         (697)       (1,550)            --
    Proceeds from sales of investment securities, available-for-sale ...................           --            --         16,079
    Cash paid in purchase transaction, First Savings ...................................           --            --        (23,000)
    Payments for investments in and advances to subsidiaries ...........................         (100)         (400)        (1,798)
    Proceeds from advances to Subsidiaries .............................................           --         1,796             --
                                                                                              -------       -------       --------
        Net cash provided by (used in) investing activities ............................         (797)         (154)        (8,719)
                                                                                              -------       -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    (Repayment) Proceeds from short-term debt ..........................................           --        (1,990)         1,995
    Proceeds from issuance of common stock, net ........................................          410           489          4,064
    Proceeds from exercise of stock options ............................................          503           177            176
    Dividends paid .....................................................................       (2,176)       (1,844)        (1,581)
    Purchase of treasury stock .........................................................         (508)         (789)          (419)
    Other, net .........................................................................           38             3             --
                                                                                              -------       -------       --------
         Net cash provided by (used in) financing activities ...........................       (1,733)       (3,954)         4,235
                                                                                              -------       -------       --------
         Net increase (decrease) in cash and cash equivalents ..........................        1,289           646         (5,076)
                                                                                              -------       -------       --------
CASH AND CASH EQUIVALENTS, beginning of year ...........................................          787           141          5,217

CASH AND CASH EQUIVALENTS, end of year .................................................      $ 2,076       $   787          $1411
                                                                                              =======       =======       ========

NOTE 19 -      QUARTERLY
               FINANCIAL DATA (UNAUDITED)

     The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                                              Three months ended
                                                                         ----------------------------------------------------------
                                                                         December 31     September 30      June 30         March 31
                                                                         -----------     ------------      -------         --------
                                                                                  (In Thousands, except for per share data)
       2001
       ----
         Interest income .........................................         $10,362         $10,787         $10,825         $10,801
         Interest expense ........................................           4,430           5,199           5,364           5,504
         Net interest income .....................................           5,932           5,588           5,461           5,297
         Provision for possible loan losses ......................             249             221             211             204
         Non-interest income .....................................           2,099           1,444           1,589           1,383
         Non-interest income .....................................           4,649           4,718           4,683           4,614
         Income before income taxes ..............................           3,133           2,093           2,156           1,862
         Net income ..............................................         $ 2,044         $ 1,386         $ 1,431         $ 1,219

         Average common shares outstanding - basic ...............           6,691           6,627           6,630           6,637
         Average common shares outstanding - diluted .............           6,975           6,934           6,872           6,852

       Per share data
       --------------
          Net income per common share - basic ....................         $  0.30         $  0.21         $  0.22         $  0.18
          Net income per common share - diluted ..................            0.29            0.20            0.21            0.18

       2000
       ----
         Interest income .........................................         $10,402         $10,589         $10,321         $10,146
         Interest expense ........................................           5,121           5,349           5,129           5,065
         Net interest income .....................................           5,282           5,240           5,191           5,081
         Provision for possible loan losses ......................             262             213             417             156
         Non-interest income .....................................           1,532           1,370           1,866           1,399
         Non-interest income .....................................           4,348           4,507           4,795           4,631
         Income before income taxes ..............................           2,203           1,890           1,846           1,693
         Net income ..............................................         $ 1,411         $ 1,217         $ 1,145         $ 1,057

         Average common shares outstanding - basic ...............           6,628           6,632           6,645           6,652
         Average common shares outstanding - diluted .............           6,778           6,767           6,765           6,762

       Per share data
       --------------
          Net income per common share - basic ....................         $  0.21         $  0.18         $  0.18         $  0.16
          Net income per common share - diluted ..................            0.20            0.18            0.17            0.16

               Report Of Independent Certified Public Accountants




    To the Board of Directors and Shareholders
    Greater Community Bancorp

         We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


    /s/ GRANT THORNTON LLP

    Philadelphia, Pennsylvania
    January 11, 2002

Item 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE
              ------------------------------------------------

     None.


                                    PART III

    Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

    A. Directors and Executive Officers: Information required by Items 401 and 405 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

    B.    Other Significant Employees:  Not applicable.

    C. Family Relationships: John L. Soldoveri, Chairman of the Company and Chairman of GCBank, is the father of Robert C. Soldoveri, a director of both the Company and GCBank and the uncle of Anthony M. Bruno, Jr., Vice Chairman of the Company and Chairman of BCB. C. Mark Campbell, a director and Executive Vice President of the Company and President of BCB, is Mr. Bruno's brother-in-law.

    D.    Involvement in Certain Legal Proceedings:  Not applicable.

    Item 11   EXECUTIVE COMPENSATION
              ----------------------

    Information required by Item 402 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

    Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT
              ---------------------------------------------------

    A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

    B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

    C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements that may, at a future date, result in a change of control of the registrant.

    Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

    Information required by Item 404 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

                                     PART IV


    Item 14   EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

    A. Exhibits. An Exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference.

    B.    Reports on Form 8-K.

          On November 7, 2001, the Company filed a Form 8-K reporting the first nine months and third quarter 2001 earnings.

          On January 25, 2002, the Company filed a Form 8-K reporting the fourth quarter and full year 2001 earnings

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549




                                    EXHIBITS
                                    --------



                                       TO

                                    FORM 10-K
                   For the fiscal year ended December 31, 2001




                           Commission File No. 0-14294







                            Greater Community Bancorp
                            -------------------------


================================================================================

                                  Exhibit Index

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Greater Community Bancorp under the Securities Act of 1933, as amended, or to reports or registration statements filed by Greater Community Bancorp under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. Greater Community Bancorp's Exchange Act filing number is 0-14294.

                                     Exhibit
                                     -------

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

      10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank,
            C. Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

      10.6 Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001, (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).

      10.7 Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors Adopted February 20, 2001, (incorporated by reference to
            Exhibit 10.7 to Form 10-K for the year ended December 31, 2000).

      21    Subsidiaries of Registrant

      23    Consent of Grant Thornton LLP

    SIGNATURES
    ----------

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Greater Community Bancorp

    Date:  March 15, 2002             BY: /s/ George E. Irwin
                                          -------------------------------------
                                          George E. Irwin
                                          President and Chief Executive Officer


    Date:  March 15, 2002             BY: /s/ Naqi A. Naqvi
                                          -------------------------------------
                                          Naqi A. Naqvi
                                          Treasurer, Principal Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date:  March 15, 2002             BY: /s/ George E. Irwin
                                          -------------------------------------
                                          George E. Irwin
                                          President and Chief Executive Officer


    Date:  March 15, 2002             BY: /s/ Anthony M. Bruno, Jr.
                                          -------------------------------------
                                          Anthony M. Bruno, Jr.
                                          Vice Chairman of the Board


    Date:  March 15, 2002             BY: /s/ Charles J. Volpe
                                          -------------------------------------
                                          Charles J. Volpe
                                          Director


    Date:  March 15, 2002             BY: /s/ C. Mark Campbell
                                          -------------------------------------
                                          C. Mark Campbell
                                          Executive Vice President and Director


    Date:  March 15, 2002             BY: /s/ Joseph A. Lobosco
                                          -------------------------------------
                                          Joseph A. Lobosco
                                          Director


    Date:  March 15, 2002             BY: /s/ John L. Soldoveri
                                          -------------------------------------
                                          John L. Soldoveri
                                          Chairman of the Board

                   MARKET AND DIVIDEND INFORMATION (unaudited)

    The Company's common stock was held by approximately 1,042 holders of record on December 31, 2001, and is traded on the NASDAQ National Market under the symbol GFLS.

    The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of the 5% stock dividends paid in 2001 and 2000, respectively.

                                                                                                              Cash
                                                                         Market Quotations                  Dividends
                                                                     --------------------------             ---------
                                                                      High                 Low              Declared
                                                                     ------              ------              -------
    Year Ended December 31, 2000
       First Quarter                                                 $ 8.50              $ 5.90               $.066
       Second Quarter                                                  7.93                6.35                .066
       Third Quarter                                                   8.46                7.38                .076
       Fourth Quarter                                                  8.57                7.62                .076
    Year Ended December 31, 2001
       First Quarter                                                 $12.14              $ 8.21               $.071
       Second Quarter                                                 11.90                9.62                .085
       Third Quarter                                                  12.00               10.24                .085
       Fourth Quarter                                                 12.59               10.06                .085

    The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. However, management does not expect any of such restrictions to become applicable so long as the Company and the Bank Subsidiaries continue to operate profitably.


                             SHAREHOLDER INFORMATION

       Annual Meeting                                                  Stock Transfer Agent

       The annual meeting of  shareholders  of Greater  Community      First City Transfer Company
       Bancorp  will be held on April 16, 2002 at 4:00 p.m. at         PO Box 170
       the  offices  of  Greater   Community  Bank  at  55  Union      Iselin, NJ 08830
       Boulevard, Totowa, NJ.                                          732-906-9227 Ext. 14

       Independent Accountant                                          Counsel

       Grant Thornton LLP                                              Williams, Caliri, Miller, Otley & Stern, P.C.
       Two Commerce Square                                             1428 Route 23 N
       2001 Market Street                                              PO Box 995
       Philadelphia, PA 19103-7080                                     Wayne, NJ 07474-0995