Form 10-Q
period 2002-03-31
GREATER COMMUNITY BANCORP
filed 2002-05-15
CIK 773845

UNITED STATES
                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    March 31, 2002
                                              --------------------------------

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from  ---------------- to ------------------

     Commission file number                  0-14294
                            -----------------------------------------------

                             Greater Community Bancorp
     -------------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)


            NEW JERSEY                                      22-2545165
     -------------------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
     --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (973) 942-1111
     -----------------------------------------------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 6,709,850 shares at April 22, 2002.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            March 31, 2002 (Unaudited) and December 31, 2001............... 3


         Consolidated Statements of Income (Unaudited)
            Three months ended
            March 31, 2002 and 2001 ........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity (Unaudited)
            Three Months ended March 31, 2002 and 2001......................5


         Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 2002 and 2001......................6


         Notes to Consolidated Financial Statements(unaudited)..............7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk..15

PART  II  -  OTHER INFORMATION

Items  1  through  6........................................................16

Exhibits ..................................................................E-1

Signatures..................................................................19

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                    March 31,      December 31,
                                                      2002              2001
                                                   ----------      -------------

ASSETS                                             (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing         $ 19,991        $ 23,297
FEDERAL FUNDS SOLD                                     31,880          23,700
                                                     --------        --------
          Total cash and cash equivalents              51,871          46,997
DUE FROM BANKS - Interest-bearing                      17,074          13,877
SECURITIES:
   Available-for-sale, at fair value                  157,143         150,212
   Held-to-maturity, at amortized cost
         (Fair values $1,317 and $1,657)                1,400           1,694
                                                     --------        ---------
                                                      158,543         151,906
LOANS                                                 404,579         412,791
 Less - Allowance for possible loan losses             (6,336)         (6,320)
        Unearned income                                (2,553)         (2,221)
                                                      --------      ----------
          Net loans                                   395,690         404,250
PREMISES AND EQUIPMENT, net                             7,263           6,905
ACCRUED INTEREST RECEIVABLE                             3,379           3,214
BANK OWNED LIFE INSURANCE                              11,994          11,837
INTANGIBLE ASSETS                                      11,574          11,574
OTHER ASSETS                                           12,496          10,279
                                                     --------       ---------
          Total assets                               $669,884        $660,839
                                                     ========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                              $129,877        $120,838
   Interest-bearing                                   129,150         128,882
   Savings                                             77,249          67,458
     Time Deposits less than $100                     123,246         132,599
   Time Deposits $100 and over                         31,560          34,846
                                                     --------        --------
          Total deposits                              491,082         484,623
FHLB ADVANCES                                          70,000          70,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE         21,818          22,347
ACCRUED INTEREST PAYABLE                                2,466           2,799
OTHER LIABILITIES                                      14,033          11,958
GUARANTEED PREFERRED BENEFICIAL INTEREST
  IN THE COMPANY'S SUBORDINATED DEBT                   23,000          23,000
                                                     --------       ---------
          Total Liabilities                           622,399         614,727
                                                     --------       ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,704,850
      and 6,708,402 shares outstanding                  3,352           3,354
  Additional paid-in capital                           38,095          38,040
  Retained earnings                                     3,852           2,321
  Accumulated other comprehensive income                2,186           2,397
                                                    ---------       ----------
   Total shareholders' equity                          47,485          46,112
                                                    ---------       ----------
    Total liabilities and shareholders' equity       $669,884        $660,839
                                                    =========       ==========

            (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                    (Unaudited)
                                                         Three Months
                                                        Ended March 31,

                                                     2002             2001
                                                     ----             ----
INTEREST INCOME
       Loans, including fees                        $7,897           $7,901
       Securities                                    1,965            2,229
       Federal Funds sold and deposits with banks      257              617
                                                   -------           ------
           Total interest income                    10,119           10,801
                                                   -------           ------

INTEREST EXPENSE
       Deposits                                      2,172            3,786
       Short-term borrowings                         1,110            1,143
       Long-term borrowings                            575              575
                                                    ------           ------
     Total interest expense                          3,857            5,504
                                                    ------           ------
NET INTEREST INCOME                                  6,262            5,297

ROVISION FOR POSSIBLE LOAN LOSSES                      221              204
                                                    ------           ------
           Net interest income after
              provision for possible loan losses     6,041            5,093

OTHER INCOME
       Service charges on deposit accounts             624              533
       Other commission and fees                       154              215
       Gain (loss) on sale of securities - AFS         319                1
       Trading revenue (losses)                         (9)               -
       Leasing income                                  348              255
       Bank owned life insurance                       157              171
       All other income                                371              208
                                                    ------           ------
           Total other income                        1,964            1,383

OTHER EXPENSES
    Salaries and employee benefits                   2,666            2,383
    Occupancy and equipment                            789              803
    Regulatory, professional and other fees            458              374
       Computer services                                92               82
    Amortization of intangible assets                    -              194
       Office expense                                  315              258
    Other operating expenses                           645              520
                                                    ------           ------
           Total other expenses                      4,965            4,614
                                                    ------           ------
           Income before provision for income taxes  3,040            1,862
                                                    ------           ------

PROVISION FOR INCOME TAXES                             946              643
                                                    ------           ------

NET INCOME                                          $2,094           $1,219
                                                    ======           ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic          6,703            6,637
                                                    ======           ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted        7,050            6,879
                                                    ======           ======

NET INCOME PER SHARE - Basic                        $ 0.31           $ 0.18
                                                    ======           ======

NET INCOME PER SHARE - Diluted                      $ 0.30           $ 0.18
                                                    ======           ======
            (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                            (in thousands, Unaudited)


Three Months ended March 31, 2002

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income
                                        -----        -------      --------        ------             ------             ------
Balance January 1, 2002                   $3,354        $38,040      $2,321        $2,397            $46,112                  -

Net Income                                                            2,094                            2,094            $ 2,094



Exercise of stock options                      9            199                                          208



Cash dividends                                                        (563)                             (563)

Other comprehensive loss,   net of
reclassification,   taxes and
adjustments                                                                              (211)          (211)             (211)
                                                                                                                        -------

Total comprehensive income                                                                                              $ 1,883
                                                                                                                        -------
Retirement of treasury stock
                                           (11)          (144)                                          (155)
                                        --------      --------     --------           -------        --------

Balance, March 31, 2002                 $3,352        $38,095       $3,852             $2,186        $47,485
                                        --------      --------     --------           -------        --------




Three Months ended March 31, 2001
                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income
                                        -----        -------      --------        ------             ------             ------

Balance January 1, 2001                   $3,159        $34,178      $2,069         $ 825          $40,231                  -

Net Income                                                            1,219                          1,219            $ 1,219



Exercise of stock options                      1              2                                          3
Issuance of common                             6            119                                        125
   Stock for dividend
   Reinvestment plan

Cash dividends                                                        (472)                           (472)

Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                           543              543                543
                                                                                                                       -------

Total comprehensive income                                                                                            $ 1,762
                                                                                                                       -------
Retirement of treasury       stock
                                             (9)          (161)                                        (170)
                                        -------      ---------    ---------        --------        ---------

Balance, March 31, 2001                 $3,157        $34,138       $2,816          $1,368          $41,479
                                        --------      ---------   ---------        --------         --------

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                        2002          2001
                                                      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $ 2,094      $ 1,219
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          316          529
   Accretion of (premium) discount on securities, net     205          (61)
     Gain on sale of securities, net                     (319)          (1)
     Trading assets                                         9            -
     Gain on sale of assets                              (124)           -
   Provision for possible loan losses                     221          204
   (Increase) decrease in accrued interest receivable    (165)         824
   (Increase) decrease in other assets                 (2,375)         406
   Increase in accrued expenses and other liabilities   1,742        1,112
                                                       -------     --------
          Net cash provided by operating activities     1,604        4,232
                                                       -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities -
     Purchases                                        (34,219)     (17,062)
     Sales                                              9,094        4,442
     Maturities and principal paydowns                 17,991       16,716
   Held-to-maturity securities -
     Maturities                                           294          865
   Net increase in interest-bearing deposits
     with banks                                        (3,197)      (6,375)
   Net decrease (increase) in loans                     8,561       (2,106)
   Capital expenditure                                   (674)        (308)
                                                      --------      -------
          Net cash used in investing activities        (2,150)      (3,828)
                                                      --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease)in deposit accounts           6,459      (19,608)
   Decrease in repurchase agreements                     (529)        (502)
   Net increase in FHLB advances                            -       20,000
   Dividends paid                                        (563)        (472)
   Proceeds from exercise of stock options                208            3
   Proceeds from issuance of stock                          -          125
   Purchase of treasury stock                            (155)        (170)
                                                      --------      --------
         Net Cash (used in) financing activities       (5,420)        (562)
                                                      --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    4,874         (158)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         46,997       56,292
                                                      --------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $51,871       $56,134
                                                      ========     =========



          (See notes to Condensed Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at March 31, 2002, the consolidated results of operations for three months ended March 31, 2002 and 2001 and cash flows for three months ended March 31, 2002 and 2001. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2001.


DIVIDEND

On March 19, 2002, the Company's Board of Directors  declared a cash dividend of
8.5 cents ($.085) per share, payable on April 30, 2002 to shareholders of record on April 13, 2002.

On April 16, 2002, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend is July 13, 2002 and the issue date will be July 31, 2002. Since the number of shares outstanding and the price of the common stock at the record date are unknown as of this date, the financial information and per share information in this report have not been adjusted to reflect the 5% stock dividend.


EARNINGS PER SHARE COMPUTATION

The Company reported diluted earnings per share of $0.30 and $0.18 per share for the three-month periods ended March 31, 2002 and 2001, respectively. Both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.


TRADING ASSETS

During the first quarter 2002, the Company opened a trading account for selected investment securities. These debt or equity securities are held for resale and classified as trading account securities and reported at fair value. Realized and unrealized gain or losses are recorded in other income as trading revenue. As of March 31, 2002, the Company did not have any securities designated as trading.


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

The Company adopted SFAS No. 142 on January 2, 2002 and has stopped amortizing goodwill, thereby eliminating annual amortization expense of approximately $778,000.

The Company is in the process of completing the first step of the goodwill transitional impairment test, as of the January 1, 2002. Management does not anticipate this test to result in an impairment loss.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS 142.




                                                          For the three months
(in thousands except for earnings per share amounts)         Ended March 31,
                                                             ------------------

                                                         2002             2001
                                                         ----             ----

           Reported net income                        $ 2,094          $ 1,219
           Addback: goodwill amortization                   -              194
           Adjusted net income                        $ 2,094          $ 1,413
                                                      -------          -------

           Basic earnings per share
            Reported basic earnings per share           $0.31            $0.18
            Goodwill amortization                           -             0.03
            Adjusted basic earnings per share           $0.31            $0.21
                                                        -----            -----

           Diluted earnings per share
            Reported diluted earnings per share         $0.30            $0.18
            Goodwill amortization                           -             0.03
            Adjusted diluted earnings per share         $0.30            $0.21
                                                        -----            -----

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

     The following discussion and analysis of the Company's consolidated financial condition as of March 31, 2002 and the results of operations for the three-month periods ended March 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2001, and the other information herein. The consolidated statement of condition as of March 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2002. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2001.


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

Business Overview

The Company is registered with the Federal Reserve Board as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Subsidiary Banks.

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

The Company has made an effort to meet these challenges by providing highly focused personalized customer service, which provides a basis for differential in today's environment where banks and other financial service providers target the same customer. To leverage new technology, the Company responded with the formation of e-commerce services through the World Wide Web. As a result, an Internet banking product was introduced for retail customers. The Company launched a cash management product through its internet banking for its commercial customers as well.

EARNINGS SUMMARY

Net income for the first three months of 2002 was $2.1 million or $0.30 per diluted share, a 72% increase over $1.2 million or $0.18 per diluted share earned in the first three months of 2001.

The increase in net income for the most recent three-month period primarily reflects higher net interest income and other income partially offset by higher total other expenses and provision for income taxes.

Net Interest Income

Net interest income (before income tax effect) for the three months ended March 31, 2002 increased by $965,000 (18%) to $6.3 million compared to the three months ended March 31, 2001. Although the interest income on investment securities and federal funds sold and deposits with other banks decreased by $264,000 (12%) and $414,000 (62%), the most important component of the increase in net interest income was the decrease of $1.6 million (43%) in interest paid on deposits, to $2.2 million. The majority of such increase in net interest income is attributable to the effects of declining interest rates on deposits.


Other Income

Non-interest income continues to represent a considerable source of income for the Company, constituting an amount equal to 31% of net interest income for the three months ended March 31, 2002. Non-interest income increased by $581,000 for the period ended March 31, 2002 compared to the same period in the prior year. Of the total increase in non-interest income, $319,000 is attributable to the gains on the sale of securities available for sale. The $61,000 decline in commissions and fees was more than offset by increases in service charges in deposit accounts and all other income. Included in all other income is a one time gain recorded in the amount of $124,000 from the liquidation of credit card portfolio.

Non-Interest Expense

Total other expense increased by $351,000 for the three months ended March 31, 2002 compared to the same period in 2001, despite the cessation of a quarterly amortization expense of $194,000 commencing in the first quarter of 2002.

The largest component of other expense, salaries and employee benefits, increased by $283,000 (12%) to $2.7 million for the three months ended March 31, 2002 over the comparable period in 2001. The increase is attributable to annual increases in salaries and benefits and the addition of staff.

The second largest component of other expense, occupancy and equipment expense decreased moderately for the three months ended March 31, 2002 over the comparable period in 2001, while regulatory, professional and other fees, office expense and other operating expenses increased by $74,000, $57,000 and $125,000, respectively. The increase in such expenses is related to the overall growth of the Company.


Provision for Possible Loan Losses

The provision for possible loan losses for the three months ended March 31, 2002 increased moderately to $221,000 compared to the same period in 2001. Such increase is primarily due to the increase in average loan portfolio compared to the same period in 2001.


Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2002 was $946,000, or an effective rate of 31%, compared to $643,000, or an effective rate of 34.5%, for the three months ended March 31, 2001. The decrease in the effective rate is a direct result of tax planning strategies and the elimination of non deductible goodwill amortization.


FINANCIAL CONDITION

ASSETS

Between December 31, 2001 and March 31, 2002 total assets increased by $9.0 million to $669.9 million. The increase is primarily attributable to the overall growth in total assets of the Subsidiary Banks.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans totaled $404.6 million at March 31, 2002, a decrease of $8.2 million compared to the amount reported at December 31, 2001. Such decrease resulted primarily from maturities or payoffs of loans secured by residential properties coupled with the liquidation of credit card portfolio.

The following table reflects the composition of the gross loan portfolio as of March 31, 2002 and December 31, 2001.


                                                 March 31, 2002     December 31,
                                                                       2001

     Loans secured by Residential Properties
        Secured by one-to-four family                 $142,443      $ 146,450
        Secured by multifamily                          12,762         13,039
     Loans secured by nonresidential properties        183,316        181,959
     Loans to individuals                                5,201          8,491
     Commercial loans                                   47,938         47,155
     Construction loans                                 11,573         14,054
     Other loans                                         1,346          1,643
                                                      --------       --------
          Total gross loans                           $404,579       $412,791
                                                      ========       ========


Nonperforming Assets

Nonperforming  assets  include  nonaccruing  loans and other real  estate  owned
(OREO). At March 31, 2002, total nonperforming loans totaled $1.4 million or 0.34% of total loans, a decrease of 12 basis points from December 31, 2001. Nonaccruing loans were $863,000 or 0.21% of total loans, as compared to $1.4 million or 0.33% of total loans at December 31, 2001. Loans past due 90 days or more and still accruing at March 31, 2002 increased to $270,000 compared to $34,000 at December 31, 2001, primarily as a result of reclassification of such loans to past due status.

Other real estate owned was unchanged at March 31, 2002 compared to December 31, 2001.

The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                            March 31,              December 31,
                                               2002                     2001
                                          ------------             ------------

Nonaccruing loans                            $  863                    $1,373
Renegotiated loans                              531                       545
                                              ------                   ------
     Total nonperforming loans                1,394                     1,918
                                              ------                   ------

Loans past due 90 days and accruing             270                        34
Other real estate                               175                       175
                                             -------                   ------
     Total nonperforming assets              $1,839                    $2,127
                                             =======                   ======

Asset Quality Ratios
Nonperforming loans to total gross loans       0.34%                     .46%
Nonperforming assets to total gross loans      0.45%                     .52%
Nonperforming assets to total assets           0.27%                     .32%
Allowance for possible loan losses to
   nonperforming loans                       453.08%                  329.51%

During the three months ended March 31, 2002, gross interest income of $14,000 would have been recorded on loans accounted for on a nonaccruing basis if the loans had been current throughout the period.


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


As of March 31, 2002 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                       March 31,              December 31,
                                          2002                    2001
                                      ---------                ----------

Impaired loans -
    Recorded investment              $    757                    $ 1,164
    Valuation allowance                   271                        485


This valuation allowance is included in the allowance for possible loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the three-month period ended March 31, 2002 was $878,000 compared to $1.3 million at December 31, 2001.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $13,000 for the three-month period ended March 31, 2002.


Analysis of the Allowance for Possible Loan Losses


Between December 31, 2001 and March 31, 2002, the allowance for possible loan losses increased moderately. The allowance constituted 1.57% of gross loans at March 31, 2002 a slight increase compared to the allowance at December 31, 2001. The provision for possible loan losses added $221,000 for the three-month period. Management believes the allowance for possible loan losses at March 31, 2002 of $6.3 million, or 453.08% of nonperforming assets, is adequate.

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

The following table represents transactions affecting the allowance for possible loan losses during the three-month periods ended March 31, 2002 and 2001.

                                                       2002        2001
                                                      ------      -----

Balance at beginning of period, January 1,           $6,320      $5,657
Charge-offs:
    Commercial, financial and agricultural              164           0
    Real estate--mortgage                                47           6
    Installment loans to individuals                      0           2
    Credit cards and related plans                       25           0
                                                    -------      ------
                                                        236           8
Recoveries:
    Commercial, financial and agricultural               27           7
    Real estate--mortgage                                 0           0
    Installment loans to individuals                      2           2
    Credit cards and related plans                        2           1
                                                     -------     ------
                                                         31          10
                                                     -------     ------
Net charge-offs (recoveries)                            205          (2)
Provision charged to operations
   during the three-month period                        221         204
                                                     -------     ------
Balance at end of period, March 31,                  $6,336      $5,863
                                                     =======     ======
Ratio of net (recoveries)charge-offs during
   the three-month period to average loans
   outstanding during the period                       .05%        .00%



Investment Securities

At March 31, 2002, securities totaled $158.5 million, an increase of $6.6 million compared to December 31, 2001. The increase resulted from $34.2 million of purchases of additional securities in available for sale portfolio offset by $27.1 million in maturities, sales and principal paydowns during the three-month period. Of the total increase, securities available for sale increased by $6.9 million and securities held to maturity decreased by $294,000 due to principal paydowns.


Cash

Cash and cash equivalents increased by $4.9 million to $51.9 million. Federal funds sold increased by $8.2 million (35%) to $31.9 million while cash and due from banks decreased by $3.3 million (14%) to $20.0 million.

Deposits

Total deposits increased by $6.5 million (1%) to $491.1 million. Such decrease is primarily attributable to the continued competition of deposit products.

Of the total increase, non-interest-bearing, savings deposits and interest-bearing deposits increased by $9.0 million, $9.8 million and $268,000, respectively. However, as time deposits less than $100M and time deposits $100M and over decreased by $9.4 million and $3.3 million, respectively. The aforementioned decreases relates to the maturities of such deposits.


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

Total shareholders' equity of $47.5 million at March 31, 2002 was 7.1% of total assets, a moderate increase compared with $46.1 million or 6.9% of total assets at December 31, 2001. The Company and the Subsidiary Bank's remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 2002:




                                                                                              To Be Well
                                                                                            Capitalized under
                                                             For Capital Adequacy           Prompt Corrective
                                              Actual               Purposes                 Action Provision
                                        ------------------   ---------------------         -------------------
                                         Amount      Ratio      Amount       Ratio         Amount        Ratio
                                        --------    ------   ---------      -------       ---------     -------
Total capital (to risk weighted assets)
  Greater Community Bancorp             $ 62,213     14.20%    $ 35,058       8.00%           N/A          N/A
  Greater Community Bank                  31,925     12.21%      20,911       8.00%        26,139       10.00%
  Bergen Commercial Bank                  13,801     10.21%      10,816       8.00%        13,521       10.00%
  Rock Community Bank                      5,118     23.08%       1,774       8.00%         2,217       10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp               48,825     11.14%      17,529       4.00%           N/A         N/A
  Greater Community Bank                  28,648     10.96%      10,456       4.00%        15,683        6.00%
  Bergen Commercial Bank                  12,109      8.96%       5,408       4.00%         8,112        6.00%
  Rock Community Bank                      4,840     21.83%         887       4.00%         1,330        6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp               48,825      7.46%      26,177       4.00%           N/A         N/A
  Greater Community Bank                  28,648      6.85%      16,739       4.00%        20,923        5.00%
  Bergen Commercial Bank                  12,109      6.55%       7,393       4.00%         9,241        5.00%
  Rock Community Bank                      4,840     15.22%       1,272       4.00%         1,590        5.00%


During the last quarter of 2001 and the first quarter of 2002 the Company declared cash dividends at the rate of $0.085 per share, or an annual rate of $0.34 per share. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will be able to continue its current dividend policy of a quarterly distribution of cash dividends to its shareholders.


Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. However, in all of year 2001 the Company, along with other financial institutions has felt the effect of weakening economy coupled with several reductions in short-term interest rates. The current economical environment has resulted in a lower net interest margin, thereby impacting the results of operations. Interest rate sensitivities of the Company's assets and liabilities are such that further decline in interest rates would place added pressure on net interest margin and may have an adverse effect on future results of operations. Due to the asset sensitivity of the Company, it may benefit favorably in an increasing rate environment. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2001 Form 10-K filed with the Securities and Exchange Commission.

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

None.

Item 3 -  Defaults Upon Senior Securities

None.

Item 4 -  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders (the "2002 Annual Meeting") was held on April 16, 2002. The only business before the 2002 Annual Meeting was the election of Directors.

In accordance with the nominations described in the Company's definitive 2002 Proxy Statement filed with the Securities and Exchange Commission, all four of the nominees, named below, were elected as directors for three-year terms expiring in 2005 and until the election and qualification of their respective successors. The voting was as follows:

   Name of Nominee        Votes for      Votes Against         Votes Withheld
   ---------------        ---------      -------------         --------------
   C. Mark Campbell       5,169,827               -               19,249
   Charles J. Volpe       5,187,760               -                1,316
   Joseph A. Lobosco      5,186,731               -                2,345
   Robert C. Soldoveri    5,187,332               -                1,744


The names of the other Directors of the Company whose terms of office as Director continued after the 2002 Annual Meeting (and the year in which their respective terms will expire) are as follows: M. A. Bramante (2003); William T. Ferguson (2003); David Waldman (2003); Anthony M. Bruno, Jr. (2004); George E. Irwin (2004); and Alfred R. Urbano (2004).


Item 5 -  Other information

None.

Item 6 -  Exhibits and Reports on Form 8-K


(a)      Exhibits.
         ---------

            An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

(b)      Reports on Form 8-K.
         --------------------


            On January 25, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the earnings for the year ended December 31, 2001.


            On May 2, 2002, the Company filed a Form 8-K with the
            Securities and Exchange Commission reporting the first quarter 2002 earnings and the declaration of a 5% stock dividend on the Company's common stock.

 ------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    EXHIBITS




                                       TO

                                    FORM 10-Q
                      For the quarter ended March 31, 2002




                           Commission File No. 0-14294







                            Greater Community Bancorp

------------------------------------------------------------------------------

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

      3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form
                   10-QSB for the quarter ended June 30, 1998, filed on
                   August 14, 1998).
      3.2 Bylaws of the Company as amended and restated effective December 16, 1997 (incorporated by reference to
                   Exhibit 3 to Form 10-KSB for the year ended December 31, 1997, filed on March 23, 1998).
      4.1 Junior Subordinated Indenture between the Company and Bankers Trust Company as Trustee, dated May 1997 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9,
                   1997).
      4.2 Form of Junior Subordinated Debenture Certificates for junior subordinated debentures due May, 2007 (incorporated by reference to Exhibit 4.2 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9,
                   1997).
      4.4 Amended and Restated Trust among Greater Community Bancorp as Depositor, Bankers Trust Company as Property Trustee, and Bankers Trust (Delaware) as Delaware Trustee, dated May 1997 (incorporated by reference to Exhibit 4.4 of Exhibits on Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9,
                   1997).
      4.6 Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Bankers Trust Company (as Trustee) dated May 1997 (incorporated by reference to Exhibit 4.6 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-26453-01, 333-26453, filed May 9,
                   1997).
     10.1 Employment Agreement of George E. Irwin dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999).
     10.2 Employment Agreement of C. Mark Campbell dated July 31, 1998 (incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999).
     10.3 Employment Agreement of Erwin D. Knauer dated July 1, 1999 (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 1999).
     10.4          Executive Supplemental Retirement Income Agreement for George
                   E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999).
     10.5          Executive  Supplemental  Retirement  Income  Agreement for
                   C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C. Mark Campbell and Greater
                   Community Bancorp (as guarantor)(incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31,
                   1999)
     10.6 Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001, (incorporated by reference to
                   Exhibit 10.6 to Form

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








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   May 15, 2002                         By: /s/Naqi A. Naqvi
       -------------                            --------------------------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)