Form 10-Q
period 2002-06-30
GREATER COMMUNITY BANCORP
filed 2002-08-14
CIK 773845

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    June 30, 2002
                                                -------------------------
                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________to__________________

     Commission file number             0-14294
                                -----------------------------------------

                          Greater Community Bancorp
-------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEW JERSEY                                      22-2545165
-------------------------------------------------------------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                       Identification No.)

       55 Union Boulevard, Totowa, New Jersey  07512
-------------------------------------------------------------------------
                     (Address of principal executive offices)

                                 (973) 942-1111
--------------------------------------------------------------------------
                      (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 7,033,762 shares at July 31, 2002.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            June 30, 2002 (unaudited) and December 31, 2001............... 3


         Consolidated Statements of Income (unaudited)
            Three and Six months ended
            June 30, 2002 and 2001 ........................................4


         Consolidated Statements of Changes in Shareholders'
            Equity (unaudited)
            Six Months ended June 30, 2002 and 2001........................5


         Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2002 and 2001........................6


         Notes to Consolidated Financial Statements (unaudited)............7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................9

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk ....16

PART  II  -  OTHER INFORMATION

Items  1  through  6......................................................17



Signatures................................................................18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                  June 30,        December 31,
                                                      2002             2001
ASSETS                                          (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing      $ 24,590             $ 23,297
FEDERAL FUNDS SOLD                                  41,900               23,700
          Total cash and cash equivalents           66,490               46,997
DUE FROM BANKS - Interest-bearing                   13,722               13,877
SECURITIES:
   Available-for-sale, at fair value               173,088              150,212
   Held-to-maturity, at amortized cost
         (Fair values $3,299 and $1,657)             3,404                1,694
                                                   176,492              151,906
LOANS                                              426,160              412,791
 Less - Allowance for loan losses                   (6,558)              (6,320)
        Unearned income                             (3,213)              (2,221)
          Net loans                                416,389              404,250
PREMISES AND EQUIPMENT, net                          7,317                6,905
ACCRUED INTEREST RECEIVABLE                          3,374                3,214
BANK OWNED LIFE INSURANCE                           12,146               11,837
GOODWILL                                            11,574               11,574
OTHER ASSETS                                        13,555               10,279
          Total assets                            $721,059             $660,839

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                           $142,846             $120,838
   Interest-bearing                                148,618              128,882
   Savings                                          87,837               67,458
     Time Deposits less than $100                  115,235              132,599
   Time Deposits $100 and over                      33,561               34,846
          Total deposits                           528,097              484,623

FHLB ADVANCES                                       70,000               70,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE      17,123               22,347
ACCRUED INTEREST PAYABLE                             2,692                2,799
OTHER LIABILITIES                                    7,770               11,958
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                 46,000               23,000
          Total Liabilities                        671,682              614,727
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,704,850
      and 6,708,402 shares outstanding               3,517                3,354
  Additional paid-in capital                        43,175               38,040
  (Accumulated deficit) retained earnings             (256)               2,321
  Accumulated other comprehensive income             2,941                2,397
   Total shareholders' equity                       49,377               46,112
    Total liabilities and shareholders' equity    $721,059             $660,839

             (See notes to Condensed Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)
                             Three Months Six Months

                                                                           Ended June 30,                Ended June 30,

                                                                           2002         2001           2002           2001
INTEREST INCOME
       Loans, including fees                                            $8,002         $8,026        $15,899        $15,927
       Securities                                                        2,123          2,091          4,088          4,320
       Federal Funds sold and deposits with banks                          257            708            514          1,379
           Total interest income                                        10,382         10,825         20,501         21,626

INTEREST EXPENSE
       Deposits                                                          2,028          4,646          4,200          7,432
       Short-term borrowings                                             1,065          1,143          2,175          2,286
       Long-term borrowings                                                575            575          1,150          1,150
     Total interest expense                                              3,668          5,364          7,525         10,868
NET INTEREST INCOME                                                      6,714          5,461         12,976         10,758

PROVISION FOR LOAN LOSSES                                                  217            211            438            415
           Net interest income after
              provision for loan losses                                  6,497          5,250         12,538         10,343

OTHER INCOME
       Service charges on deposit accounts                                 577            618          1,201          1,151
       Other commissions and fees                                          253            188            407            403
       Gain on sale of securities                                          126             53            445             54
Trading revenues                                                             -              -             (9)           -
       Gain on sale of lease financing receivable                          421            337            769            591
       Bank-owned life insurance                                           152            148            309            319
       All other income                                                    217            245            588            454
                                                                         1,746          1,589          3,710          2,972
OTHER EXPENSES
    Salaries and employee benefits                                       2,784          2,371          5,450          4,754
    Occupancy and equipment                                                797            757          1,586          1,560
    Regulatory, professional and other fees                                507            402            965            776
       Computer services                                                   105            116            197            198
    Amortization of intangible assets                                        -            195              -            389
       Office expense                                                      315            257            630            515
    All other operating expenses                                           778            585          1,423          1,105
           Total other expenses                                          5,286          4,683         10,251          9,297

           Income before income taxes                                    2,957          2,156          5,997          4,018

PROVISION FOR INCOME TAXES                                                 918            725          1,864          1,368

NET INCOME                                                              $2,039         $1,431         $4,133         $2,650

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                              7,039          6,962          7,038          6,965
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                            7,477          7,215          7,440          7,219
NET INCOME PER SHARE - Basic                                            $ 0.29         $ 0.21         $ 0.59         $ 0.38
NET INCOME PER SHARE - Diluted                                          $ 0.27         $ 0.20         $ 0.56         $ 0.37

           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, Unaudited)


Six Months ended June 30, 2002

                                                                 (Accumulated)     Accumulated
                                                 Additional        Deficit)           Other             Total
                                      Common      Paid in          Retained       Comprehensive     Shareholders,     Comprehensive
                                       Stock      Capital          Earnings          Income           Equity             Income
Balance January 1, 2002                $3,354         $38,040          $2,321           2,397            $46,112             -

Net Income                                                              4,133                              4,133        $ 4,133

5% stock dividend                        168            5,266          (5,434)                                 -

Exercise of stock options                 16              311                                                327

Issuance of common
   stock for dividend
   reinvestment plan                       -               -                                                   -



Cash dividends                                                         (1,276)                            (1,276)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                                544                544            544

Total comprehensive income                                                                                                $4,677
Retirement of treasury       stock
                                         (21)          (442)            _______        ________              (463)


Balance, June 30, 2002                $3,517        $43,175           $ (256)          $ 2,941             $49,377


Six Months ended June 30, 2001

                                                                                Accumulated
                                                    Additional                      Other              Total
                                        Common        Paid in     Retained      Comprehensive      Shareholders'     Comprehensive
                                         Stock        Capital      Earnings         Loss              Equity             Income
Balance January 1, 2001                    $3,159        $34,178      $2,069          $825             $40,231              -

Net Income                                                             2,650                             2,650         $ 2,650

5% stock dividend                             157          3,495      (3,652)                                -

Exercise of stock options                       1              2                                             3

Issuance of common
   stock for dividend
   reinvestment plan                           13            246                                           259

Cash dividends                                                        (1,037)                           (1,037)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                            986                 986             986

Total comprehensive income                                                                                              $3,636
Retirement of treasury stock
                                            (16)           (304)                                         (320)
                                          ________      ___________     ______       ______           ________

Balance, June 30, 2001                    $3,314         $37,617        $ 30         $1,811            $42,772

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                  June 30,
                                                                          2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $ 4,133         $ 2,650
 Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                         625           1,058
      Accretion of discount on securities, net                              426            (107)
      Gain on sale of securities, net                                      (445)            (54)
      Trading assets                                                          9               -
      Gain on sale of assets                                               (124)              -
      Provision for loan losses                                             438             415
   (Increase) decrease in accrued interest receivable                      (160)            770
   (Increase) decrease in other assets                                   (3,856)            815
   Increase in accrued interest payable
           and other liabilities                                         (4,295)          2,301
                                                                        ________        ________
        Net cash (used in) provided by operating activities              (2,979)          7,848

CASH FLOWS FROM INVESTING ACTIVITIES
      Available-for-sale securities -
     Purchases                                                          (76,152)        (59,058)
     Sales                                                               14,742           7,916
     Maturities and principal paydowns                                   39,011          44,114
      Held-to-maturity securities -
        Purchases                                                        (2,099)              -
        Maturities                                                          390           1,152
      Net decrease (increase) in interest-bearing deposits
       with banks                                                           155          (9,816)
      Net increase in loans                                             (12,376)        (21,083)
      Capital expenditure                                                (1,037)           (672)
                                                                        ________        ________
        Net cash used in investing activities                           (37,366)        (37,447)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposit accounts                                   43,474          21,441
      (Decrease) increase in repurchase agreements                       (5,224)          1,799
      Net increase in FHLB advances                                           -          20,000
      Proceeds from issuance of subordinated debt                        23,000               -
      Dividends paid                                                     (1,276)         (1,037)
      Proceeds from exercise of stock options                               327               3
      Proceeds from issuance of common stock                                  -             259
      Purchase of treasury stock                                           (463)           (320)
      Other, net                                                              -             (30)
                                                                        ________        ________
        Net cash provided by financing activities                        59,838          42,115

NET INCREASE IN CASH AND CASH EQUIVALENTS                                19,493          12,516

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           46,997          56,292

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $66,490         $68,808


                (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 2002, the consolidated results of operations for three months and six months ended June 30, 2002 and 2001 and cash flows for six months ended June 30, 2002 and 2001. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2001.


Dividend

     During June 2002, the Company's Board of Directors declared a cash dividend of 10.0 cents ($.10) per share, payable on July 31, 2002 to shareholders of record on July 12, 2002.

     On April 16, 2002, the Companyss Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend was July 12, 2002 and the issue date was July 31, 2002. The financial information in this Form 10-Q has retroactively been restated to reflect the 5% stock dividend.


EARNINGS PER SHARE COMPUTATION

     The Company's reported diluted earnings per share of $0.56 and $0.37 for the six-month periods and $0.27 and $0.20 for the three-month periods ended June 30, 2002 and 2001, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.


TRADING ASSETS

     During the first quarter 2002, the Company opened a trading account for selected investment securities. These debt or equity securities are held for resale and classified as trading account securities and reported at fair value. Realized and unrealized gain or losses are recorded in other income as trading revenue. As of June 30, 2002, the Company did not have any securities designated as trading.


NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements have resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001.

     The  Company  adopted  SFAS No.  142 on  January  2,  2002 and has  stopped
amortizing   goodwill,   thereby  eliminating  annual  amortization  expense  of
approximately $778,000.

     The  Company  completed  the  first  step  of  the  goodwill   transitional
impairment test as of January 1, 2002. Management did not identify any impairment on its outstanding goodwill.

     The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS 142.



                                                            For the three months         For the six months
(in thousands except for earnings per share amounts)           Ended June 30,              Ended June 30,
                                                                  2002          2001         2002         2001

Reported net income                                            $ 2,039       $ 1,431      $ 4,133      $ 2,650
Addback: goodwill amortization                                       -           195            -          389
Adjusted net income                                            $ 2,039       $ 1,626      $ 4,133      $ 3,039

Basic earnings per share
 Reported basic earnings per share                               $0.29         $0.21        $0.59        $0.38
 Goodwill amortization                                               -          0.02            -         0.06
 Adjusted basic earnings per share                               $0.29         $0.23        $0.59        $0.44

Diluted earnings per share
 Reported diluted earnings per share                             $0.27         $0.20        $0.56        $0.37
 Goodwill amortization                                               -          0.02            -         0.05
 Adjusted diluted earnings per share                             $0.27         $0.22        $0.56        $0.42





ISSUANCE & REDEMPTION OF TRUST PREFERRED SECURITIES

     On June 28, 2002, the Company issued through its subsidiary GCB Capital Trust II, 2,300,000 Trust Preferred Securities, $10 face value for a total proceeds of $23 million. Subsequently, on July 9, 2002, the underwriters exercised the option to purchase an additional 100,000 securities to cover the over-allotment at the face value of $10 for total proceeds of $1.0 million. The securities have an annual distribution rate of 8.45% payable at the end of each calendar quarter. The securities mature on June 30, 2032 but are callable at the option of the Company on or after June 30, 2007.

     On July 8, 2002, the Company used the net proceeds form the above transaction to call the 920,000 securities of 10% Trust Preferred Securities, $25 face value, issued by the Company in May, 1997. In accordance with GAAP, upon redemption of the 10% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance cost of $674,000 after tax, through a charge to its statement of operations. The said charge to the statement of operations will be reflected in the calculation of earnings for the third quarter of 2002, the period in which the redemption occurred. The Company expects the refinancing of the $23 million, 10% Trust Preferred Securities will reduce the annual pre-tax interest expense by approximately $350,000.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's consolidated financial condition as of June 30, 2002 and the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2001, and the other information therein. The consolidated balance sheet as of June 30, 2002 and the statements of operations and cash flows for the six months ended June 30, 2002 and 2001 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

     The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months and six months ended June 30, 2002. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2001.


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

     The Company's expansion effort of its branch network into Morris County, New Jersey was well-received and encourages our further expansion into that county. The Company's funding strategy, based on remixing of deposits toward lower cost core deposits, has been equally successful.


EARNINGS SUMMARY

     Net income for the first six months of 2002 was $4.1 million or $0.56 per diluted share, a 56.0% increase over $2.7 million or $0.37 per diluted share earned in the first six months of 2001.

     Net Income for the second quarter of 2002 was $2.0 million or $0.27 per diluted share, a 42.5% increase over $1.4 million or $0.20 per diluted share earned in the second quarter of 2001.

     The increase in net income for the six- and three-month periods ending June 30, 2002, was in large part due to decreasing yields on paying liabilities.

     The annualized returns on average equity (ROE) and average assets (ROA) for the first six months of 2002 were 17.4% and 1.23%, respectively, compared with 14.8% and 0.97% for the same period in prior year excluding the amortization of goodwill. For the second quarter of 2002, the ROE and ROA were 16.8% and 1.20%, respectively, compared with 15.5% and 1.03% for the prior year second quarter.

Net Interest Income

     Six-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the six months ended June 30, 2002 increased by $2.2 million (20.6%) to $13.0 million from $10.8 million for the six months ended June 30, 2001. In spite of the increase in average earning assets, total interest income decreased 5.2% to $20.5 million, while total interest expense decreased 30.8% to $7.5 million. Interest income on loans decreased moderately while the interest income on investment securities and federal funds sold and deposits with other banks decreased by $232,000 and $865,000, respectively, due to declining yields.

     Three Month Comparison: Net interest income for the three months ended June 30, 2002 increased by $1.2 million (22.9%) to $6.7 million compared to the three months ended June 30, 2001. Although total interest income for the period decreased by $443,000 to $10.4 million, it was more than offset by a decrease of $1.7 million (31.6%) in interest paid on paying liabilities. Interest income on loans decreased moderately while the interest income on federal funds sold and deposits with other banks decreased by $451,000 due to a combination of decreases in quarterly average balance and yield. Interest income on investment securities increased moderately.

     The Company's net interest margin increased by 61 basis points to 4.24%, compared with 3.63% in the same period of the prior year. This was a result of lower cost of funds and an asset-liability maturities mix that was positioned to benefit from regulatory easing of interest rates in 2001.


Other Income

     Non-interest income continues to represent a considerable source of income for the Company. Excluding the gain on sale of securities, total non-interest income increased by $347,000 to $3.3 million for the six months ended June 30, 2002, compared to the same period in 2001. The increase for the second quarter of 2002 (also excluding the gain on sale of investment securities) was $84,000 to $1.6 million, compared to the second quarter of 2001. The increases are primarily attributable to increases in leasing income and all other income.


Other Expenses

     Total other expenses increased by $954,000 (10.3%) to $10.3 million, for the six months ended June 30, 2002 compared to the same period in 2001. Total other expenses increased by $603,000 (12.9%) to $5.3 million for the three months ended June 30, 2002 compared to the same period in 2001.

     The largest component of other expenses, salaries and employee benefits, increased by $413,000 (17.4%) to $2.8 million, and by $696,000 (14.6%) to $5.5 million, for the three months and six months ended June 30, 2002, respectively, over the comparable 2001 periods. These increases represent general salary increases and increases in health benefits costs.

     The second largest component of other expenses, occupancy and equipment expense, increased by $40,000 (5.3%) and $26,000 (1.7%) for the three months and six months ended June 30, 2002, respectively, over the comparable 2001 periods. The majority of such increases are related to an increase in rental expense resulting from the addition of a bank branch in 2002.

     As a result of the application of SFAS No. 142, amortization of intangible assets decreased 100% by $195,000 and $389,000 during the three- and six-month periods ending June 30, 2002 compared to the prior year.

     All other operating expenses for the second quarter of 2002 increased by $193,000 compared to the second quarter of 2001. All other operating expenses for the six months ended June 30, 2002 were $318,000 higher than for the first six months of 2001. The increases in all other operating expenses are in part due to the growth of the Company.


Provision for Loan Losses

     The provision for loan losses increased moderately for both the three and six months ended June 30, 2002, relative to the same periods of 2001. The increases are primarily due to the increase in average loan portfolio.

Provision for Income Taxes

     The provision for income taxes for the three and six months ended June 30, 2002 was $918,000 and $1.9 million, a 31% effective tax rate, compared to $725,000 and $1.4 million, a 34% effective tax rate, for the same periods in 2001.

     The decrease in the effective tax rate for the three- and six- month periods is attributable to the tax advantageous bank-owned life insurance income and the elimination of non-deductible goodwill amortization.

FINANCIAL CONDITION

ASSETS

     Between December 31, 2001 and June 30, 2002 total assets increased by $60.2 million to $721.1 million. Although the majority of the increase is attributable to the growth of the Company, particularly in loans, cash and cash equivalents, and investment securities, $23.0 million of the increase is attributable to the receipt late in June, 2002 of the proceeds from issuance of 8.45% trust preferred securities prior to the redemption in early July, 2002 of $23.0 million of 10.0% trust preferred securities issued in 1997.

Loans -- Asset Quality and Allowance for Possible Loan Losses

     Gross loans increased from December 31, 2001 to June 30, 2002 by $13.4 million to $426.2 million. Such increase resulted primarily from internal growth.

     The following table reflects the composition of the gross loan portfolio as of June 30, 2002 and December 31, 2001.


                                                 June 30, 2002      December 31,
                                                                         2001

     Loans secured by Residential Properties
        One-to-four family                           $147,988      $ 146,450
        Multifamily                                    12,663         13,039
     Loans secured by nonresidential properties       192,758        181,959
     Loans to individuals                               6,296          8,491
     Commercial loans                                  35,572         38,467
     Construction loans                                15,572         14,054
     Lease financing receivable                        14,415          8,688
     Other loans                                          896          1,643
                                                    _________       ________
          Total gross loans                          $426,160       $412,791
                                                    _________       ________




Nonperforming Assets

     Nonperforming  assets include  nonaccrual loans and other real estate owned
(OREO). At June 30, 2002, total nonperforming assets totaled $1.7 million (0.41% of total gross loans), decreased from $2.1 million (0.52% of total gross loans) at December 31, 2001. Nonaccrual loans at June 30, 2002 were $760,000 or 0.18% of total loans, as compared to $1.4 million or 0.33% of total loans at December 31, 2001. The decrease in nonaccrual loans is a result of loans being classified to current status. Loans past due 90 days or more and still accruing at June 30, 2002 increased to $291,000 compared to $34,000 at December 31, 2001, primarily as a result of reclassification.

     Other real estate owned was $161,000 at June 30, 2002, a decrease of $14,000 from OREO at December 31, 2001.

     The  following   table  sets  forth  the   composition   of  the  Company's
non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                                June 30,           December 31,
                                                  2002                  2001

Nonaccruing loans                               $  760                 $1,373
Renegotiated loans                                 522                    545
                                                _______               _______
     Total nonperforming loans                   1,282                  1,918

Loans past due 90 days and accruing                291                     34
Other real estate                                  161                    175
     Total nonperforming assets                 $1,734                 $2,127

Asset Quality Ratios
Nonperforming loans to total gross loans         0.30%                  0.46%
Nonperforming assets to total gross loans        0.41%                  0.52%
Nonperforming assets to total assets             0.24%                  0.32%
Allowance for loan losses to
   nonperforming loans                         511.54%                329.51%


     During the six months ended June 30, 2002, gross interest income of $20,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.


     Impaired Loans - In accordance with SFAS No. 114, the Company utilizes the following information when measuring its allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of nonaccruing loans where situations exist which have reduced the probability of collection in accordance with contractual terms.

     As of June 30, 2002 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                            June 30,      December 31,
                                              2002             2001

Impaired loans -
    Recorded investment                    $   514           $ 1,164
    Valuation allowance                    $   302           $   485


     This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheet.

     The average recorded investment in impaired loans for the six-month period ended June 30, 2002 was $734,000 compared to $1.3 million at December 31, 2001.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $80,000 for the six-month period ended June 30, 2002.

Analysis of the Allowance for Loan Losses


     Between December 31, 2001 and June 30, 2002, the allowance for loan losses increased by $238,000 (3.8%) to $6.6 million, which constituted 1.54% and 1.53% of gross loans on June 30, 2002 and December 31, 2001, respectively. The provision for loan losses added $438,000 for the six-month period, while the net chargeoffs were $201,000. Management believes the allowance for loan losses at June 30, 2002 of $6.6 million or 378.20% of nonperforming assets, is adequate.

     The following table represents transactions affecting the allowance for loan losses during the six-month periods ended June 30, 2002 and 2001.


                                                       2002        2001
                                                      ------    -------

Balance at beginning of period, January 1,           $6,320      $5,657
Charge-offs:
    Commercial, financial and agricultural              159          72
    Lease financing receivables                          11           0
    Real estate--mortgage                                47           0
    Installment loans to individuals                      0           7
    Credit cards and related plans                       28          21
                                                     ------      -------
                                                        245         100
Recoveries:
    Commercial, financial and agricultural               34           7
    Lease financing receivables                           0           0
    Real estate--mortgage                                 0           3
    Installment loans to individuals                      7           5
    Credit cards and related plans                        3           5
                                                     ------       ------
                                                         44          20
Net charge-offs                                         201          80
Provision charged to operations
   during the six-month period                          438         415
Balance at end of period, June 30,                   $6,557      $5,992
Ratio of net charge-offs during
   the three-month period to average loans
   outstanding during the period                       .05%         .02%


Investment Securities

     Securities increased by a net amount of $24.6 million from December 31, 2001 to June 30, 2002. The increase resulted from $78.3 million of purchases of additional securities offset by $53.7 million in maturities and sales during the first six months. Of the total increase, securities available for sale increased by $22.9 million and securities held to maturity increased by $1.7 million.



Cash

     Cash and cash equivalents increased by $19.5 million (41.5%) to $66.5 million between December 31, 2001 and June 30, 2002. Almost all of such increase is attributable to federal funds sold, primarily due to the proceeds from the sale of Trust Preferred Securities.


LIABILITIES

     Between December 31, 2001 and June 30, 2002, total liabilities increased by $57.0 million to $671.7 million. The increase is primarily attributable to a $43.5 million increase in total deposits coupled with a $23.0 million increase in guaranteed preferred beneficial interest in the company's subordinated debt, only partially offset by a small decrease in other liabilities.


Deposits

     Total deposits increased by $43.5 million to $528.1 million. Such increase is primarily attributable to new deposit products marketed during the year by the Subsidiary Banks and the addition of a new branch office early in the year.

     Of the total increase, non-interest-bearing, interest-bearing deposits and savings deposits increased by $22.0 million, $19.7 million and $20.4 million, respectively. The aforementioned increases in various components of deposits were partially offset by a decrease of $18.6 million in time deposits.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBT

     On June 28, 2002, GCB Capital Trust II (the Trust II) was formed for the purpose of issuing Trust Preferred Securities. Accordingly, the company through the Trust II issued 2,300,000 Trust Preferred Securities, $10 face value for a total proceeds of $23.0 million. The securities have an annual distribution rate of 8.45% payable at the end of each calendar quarter. The securities mature on June 30, 2032 but are callable at the option of the Company on or after June 30, 2007. The Company used the net proceeds from the above transaction to call the 920,000 shares of 10% Trust Preferred Securities, $25 face value, issued by the Company in May of 1997. The redemption of such securities occurred on July 8, 2002.


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

     Total shareholders' equity of $49.4 million at June 30, 2002 was 6.9% of total assets, an increase of $3.3 million compared with $46.1 million or 8.6% of total assets at December 31, 2001. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

     The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 2002:



                                                                                              To Be Well
                                                                                            Capitalized under
                                                             For Capital Adequacy           Prompt Corrective
                                              Actual               Purposes                 Action Provision
                                        ------------------   ---------------------         -------------------
                                         Amount      Ratio      Amount       Ratio         Amount        Ratio
                                        --------    ------   ---------      -------       ---------     -------
Total capital (to risk weighted assets)
  Greater Community Bancorp             $ 65,353     13.98%    $ 37,396       8.00%           N/A          N/A
  Greater Community Bank                  33,189     11.65%      22,783       8.00%        28,479       10.00%
  Bergen Commercial Bank                  14,204     10.03%      11,326       8.00%        14,158       10.00%
  Rock Community Bank                      5,185     22.02%       1,884       8.00%         2,354       10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp               50,341     10.77%      16,698       4.00%           N/A         N/A
  Greater Community Bank                  29,620     10.40%      11,392       4.00%        17,087        6.00%
  Bergen Commercial Bank                  12,432      8.78%       5,663       4.00%         8,495        6.00%
  Rock Community Bank                      4,890     20.77%         942       4.00%         1,413        6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp               50,341      7.52%      26,774       4.00%           N/A         N/A
  Greater Community Bank                  29,620      6.90%      17,170       4.00%        21,462        5.00%
  Bergen Commercial Bank                  12,432      6.58%       7,557       4.00%         9,446        5.00%
  Rock Community Bank                      4,890     14.20%       1,378       4.00%         1,722        5.00%


     During the last three quarters of 2001 and the first quarter of 2002 the Company declared cash dividends at the rate of $0.085 per share, or an annual rate of $0.34 per share. During the second quarter of 2002 the Company increased the declared quarterly dividend by 17.6% to $0.10 per share, or an annual dividend rate of $0.40 per share. The Company's payment of a 5% stock dividend during the second quarter of 2002 had the effect of further increasing the annual dividend rate by 5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of quarterly cash dividends to its shareholders.


Some Specific Factors Affecting Future Results of Operations

     Future  movement of interest  rates  cannot be  predicted  with  certainty.
However, in all of year 2001 the Company, along with other financial institutions, felt the effect of weakening economy coupled with several reductions in short-term interest rates. The lowering of interest rates in 2001 has fully taken effect on repricing of Company's paying liabilities thereby resulting in an improved net interest margin and results of operations. Interest rate sensitivities of the Company's assets and liabilities are such that further increase or decrease in interest rates over the next 12 months would not have a major impact on net interest margin or on future results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.


Item 3  Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2001 Form 10-K filed with Securities and Exchange Commission.

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

     None.

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     See Item 4, Part II, of Form 10-Q for quarter ended March 31, 2002, with respect to the Annual Meeting of Stockholders held on April 16, 2002.

Item 5 -  Other information

     Certification Under Sarbanes-Oxley Act

     Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6 -  Exhibits and Reports on Form 8-K


(a)      Exhibits.

     An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

      (b)      Reports on Form 8-K.


               On July 29, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the second quarter 2002 earnings.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   August 14, 2002                      By: /s/Naqi A. Naqvi
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    EXHIBITS




                                       TO

                                    FORM 10-Q
                       For the quarter ended June 30, 2002




                           Commission File No. 0-14294







                            Greater Community Bancorp

-------------------------------------------------------------------------------

                                       E-1
                                  Exhibit Index

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

Exhibit

      No.          Description
      3.1          Restated  Certificate of Incorporation of the Company
                   (incorporated by reference to Exhibit 3.4 to Form
                   10-QSB for the quarter ended June 30, 1998, filed on August
                   14, 1998).
      3.2          Bylaws of the Company as amended and restated  effective
                   December 16, 1997 (incorporated by reference to Exhibit 3 to
                   Form 10-KSB for the year ended December 31, 1997, filed on
                   March 23, 1998).
      4.1          Junior  Subordinated  Indenture between the Company and
                   Deutsche Bank Trust Company Americas as Trustee, dated June
                   28, 2002  (incorporated  by  reference  to Exhibit  4.1 of
                   Exhibits to Form S-3  Registration Statement filed by GCB
                   Capital Trust II and Greater  Community Bancorp under the
                   Securities Act of 1933, Registration Nos.  333-89050,
                   333-89050-01, filed May 24, 2002).
      4.4          Amended and Restated  Trust among Greater  Community
                   Bancorp as Depositor,  Deutsche Bank Trust Company Americas
                   as Property Trustee, and Deutsche Bank Trust Company
                   (Delaware) as Delaware Trustee,  dated May
                   24, 2002 (incorporated by reference to Exhibit 4.4 of
                   Exhibits on Form S-3 Registration  Statement filed
                   by GCB Capital Trust II and Greater  Community  Bancorp
                   under the Securities  Act of 1933,  Registration
                   Nos.  333-89050, 333-89050-01, filed May 24, 2002).
      4.6          Guarantee  Agreement  between Greater  Community  Bancorp
                   (as Guarantor) and Deutsche Bank Trust Company
                   Americas (as Trustee) dated June 28, 2002  (incorporated
                   by reference to Exhibit 4.6 of Exhibits to Form
                   S-3  Registration  Statement  filed by GCB Capital  Trust II and  Greater  Community  Bancorp  under the
                   Securities Act of 1933, Registration Nos.  333-89050,
                   333-89050-01, filed May 24, 2002).
     10.1          Employment  Agreement of George E. Irwin dated July 31, 1998
                   (incorporated by reference to Exhibit 10.1
                   to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999).
     10.2          Employment  Agreement of C. Mark Campbell dated July 31,
                   1998 (incorporated by reference to Exhibit 10.2
                   to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999).
     10.3          Employment  Agreement of Erwin D. Knauer dated July 1, 1999
                   (incorporated  by reference to Exhibit 10.3
                   to Form 10-Q for quarter ended September 30, 1999).
     10.4          Executive  Supplemental  Retirement  Income  Agreement
                   for George E. Irwin  dated as of January 1, 1999
                   among Great Falls Bank, George E. Irwin and Greater
                   Community  Bancorp (as guarantor)  (incorporated by
                   reference to Exhibit 10.4 to Form 10-K for the year ended
                   December 31, 1999).
     10.5          Executive  Supplemental  Retirement  Income  Agreement for
                   C. Mark Campbell  dated as of January 1, 1999
                   among  Bergen   Commercial  Bank,  C.  Mark  Campbell  and
                   Greater  Community  Bancorp  (as  guarantor)
                   (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)
     10.6          Greater  Community  Bancorp 2001 Employee Stock Option Plan
                   Adopted February 20, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended
                   December 31, 2000).
     10.7          Greater  Community  Bancorp 2001 Stock Option Plan for
                   Nonemployee  Directors  Adopted February 20, 2001
                   (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2000).