Form 10-Q
period 2002-09-30
GREATER COMMUNITY BANCORP
filed 2002-11-14
CIK 773845

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended    September 30, 2002
                                              --------------------------------

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                      to
                                     ------------------     -----------------

     Commission file number                  0-14294

                             Greater Community Bancorp
     --------------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)


            NEW JERSEY                                      22-2545165
     --------------------------------------------------------------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                        Identification No.)

       55 Union Boulevard, Totowa, New Jersey                07512
     --------------------------------------------------------------------------
                      (Address of principal executive offices)

                                 (973) 942-1111
     --------------------------------------------------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 7,004,831 shares at October 31, 2002.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE

PART  I  -  FINANCIAL INFORMATION


     Item  1  -  Financial Statements


         Consolidated Balance Sheet at
            September 30, 2002 (unaudited) and December 31, 2001.......... 3


         Consolidated Statements of Income (unaudited)
            Three and Nine months ended
            September 30, 2002 and 2001 ...................................4


         Consolidated Statements of Changes in Shareholders'
            Equity (unaudited)
            Nine Months ended September 30, 2002 and 2001..................5


         Consolidated Statements of Cash Flows (unaudited)
            Nine months ended September 30, 2002 and 2001..................6


         Notes to Consolidated Financial Statements (unaudited)............7


Item  2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................10

Item  3 -  Quantitative and Qualitative Changes Regarding Market Risk.....19

Item  4 -  Controls and Procedures........................................19


PART  II  -  OTHER INFORMATION

Items  1  through  6......................................................20


Signatures................................................................21

Certifications............................................................22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                 GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                      (in thousands, except share data)

                                                                       September 30,        December 31,
                                                                               2002            2001
                                                                           ----------    ---------------
ASSETS                                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                                $ 32,325             $ 23,297
FEDERAL FUNDS SOLD                                                            21,890               23,700
                                                                            --------             --------
          Total cash and cash equivalents                                     54,215               46,997
DUE FROM BANKS - Interest-bearing                                             11,262               13,877
SECURITIES:
   Available-for-sale, at fair value                                         180,249              150,212
   Held-to-maturity, at amortized cost
         (Fair values $3,299 and $1,657)                                       3,346                1,694
                                                                             --------           ---------
                                                                             183,595              151,906
LOANS                                                                        432,644              412,791
 Less - Allowance for loan losses                                             (6,805)              (6,320)
        Unearned income                                                       (3,890)              (2,221)
                                                                            --------             ---------
          Net loans                                                          421,949              404,250
PREMISES AND EQUIPMENT, net                                                    7,267                6,905
ACCRUED INTEREST RECEIVABLE                                                    3,498                3,214
BANK OWNED LIFE INSURANCE                                                     12,297               11,837
GOODWILL                                                                      11,574               11,574
OTHER ASSETS                                                                  13,300               10,279
                                                                            --------            ---------
          Total assets                                                      $718,957             $660,839
                                                                            ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                                     $139,505             $120,838
   Interest-bearing                                                          143,621              128,882
   Savings                                                                    93,368               67,458
     Time Deposits less than $100                                            121,890              132,599
   Time Deposits $100 and over                                                33,561               34,846
                                                                            --------             --------
          Total deposits                                                     531,945              484,623

FHLB ADVANCES                                                                 80,000               70,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                19,632               22,347
ACCRUED INTEREST PAYABLE                                                       1,920                2,799
OTHER LIABILITIES                                                             11,577               11,958
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                                           24,000               23,000
                                                                            --------            ---------
          Total Liabilities                                                  669,074              614,727
                                                                            --------            ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 7,033,762
      and 6,708,402 shares outstanding                                         3,510                3,354
  Additional paid-in capital                                                  42,917               38,040
  Retained earnings                                                              219                2,321
  Accumulated other comprehensive income                                       3,237                2,397
                                                                            ---------           ----------
   Total shareholders' equity                                                 49,883               46,112
                                                                            ---------           ----------
    Total liabilities and shareholders' equity                              $718,957             $660,839
                                                                            =========           ==========

                (See notes to Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                              Three Months Ended          Nine Months Ended
                                                                                September 30,                 September 30,
                                                                                -------------                --------------
                                                                            2002         2001             2002         2001
                                                                            ----         ----             ----         ----
INTEREST INCOME
       Loans, including fees                                              $8,113       $8,082          $24,012      $24,009
       Securities                                                          2,114        2,203            6,202        6,523
       Federal Funds sold and deposits with banks                            216          501              730        1,880
                                                                         -------       ------          -------      -------
           Total interest income                                          10,443       10,786           30,944       32,412
                                                                         -------       ------          -------      -------

INTEREST EXPENSE
       Deposits                                                            1,961        3,468            6,161       10,900
Short-term borrowings                                                      1,156        1,156            3,331        3,442
       Long-term borrowings                                                  507          575            1,657        1,725
                                                                          ------       ------           ------      -------
     Total interest expense                                                3,624        5,199           11,149       16,067
                                                                          ------       ------          -------      -------
NET INTEREST INCOME                                                        6,819        5,587           19,795       16,345

PROVISION FOR LOAN LOSSES                                                    223          221              661          636
                                                                          ------       ------           ------      -------
           Net interest income after
              provision for loan losses                                    6,596        5,366           19,134       15,709

OTHER INCOME
       Service charges on deposit accounts                                 628            630            1,829         1,781
       Other commissions and fees                                          155            147              562           550
       Gain on sale of securities                                          122             49              567           103
Trading revenues                                                             -              -               (9)           -
       Gain on sale of lease financing receivable                          155            257              924           848
       Bank-owned life insurance                                           151            148              460           467
       All other income                                                      255          212              843           666
                                                                          ------       ------            -----         -----
                                                                         1,466          1,443            5,176         4,415
OTHER EXPENSES
    Salaries and employee benefits                                       2,858          2,462            8,308         7,216
    Occupancy and equipment                                                821            767            2,407         2,327
    Regulatory, professional and other fees                                458            334            1,423         1,110
       Computer services                                                   114            117              311           315
    Amortization of intangible assets                                        -            194                -           583
       Write-off of deferred issuance costs                                1,022            -            1,022             -
       Office expense                                                      261            253              891           768
    All other operating expenses                                             881          589            2,304         1,694
                                                                          ------       ------           -------       ------
           Total other expenses                                           6,415         4,716           16,666        14,013
                                                                         -------       ------          -------       -------

           Income before income taxes                                    1,647          2,093            7,644         6,111

PROVISION FOR INCOME TAXES                                                  470           707            2,334         2,075
                                                                         -------       ------           -------       ------

NET INCOME                                                               $1,177        $1,386           $5,310        $4,036
                                                                         =======       ======           =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                               7,027         6,959            7,035         6,963
                                                                         =======       ======          =======        ======
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                             7,485         7,280            7,455         7,239
                                                                         =======       ======          =======        ======
NET INCOME PER SHARE - Basic                                             $ 0.17        $ 0.20           $ 0.75        $ 0.58
                                                                         =======       ======          =======        ======
NET INCOME PER SHARE - Diluted                                          $ 0.16         $ 0.19           $ 0.71        $ 0.56
                                                                        ========       ======          =======        ======

                   (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, Unaudited)

Nine Months ended September 30, 2002
                                                                                   Accumulated
                                                 Additional                           Other             Total
                                      Common      Paid in      Retained Earnings  Comprehensive     Shareholders'     Comprehensive
                                       Stock      Capital                             Income           Equity             Income
Balance January 1, 2002                $3,354         $38,040             $2,321        2,397          $46,112                 -

Net Income                                                                 5,310                         5,310           $ 5,310

5% stock dividend                         168           5,266            (5,434)                             -

Exercise of stock options                  19             339                                              358

Issuance of common
   stock for dividend
   reinvestment plan                       -                -                                                 -


Cash dividends                                                           (1,978)                         (1,978)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                                  840            840          840
                                                                                                                           ------

Total comprehensive income                                                                                                $6,150
                                                                                                                           ------
Retirement of treasury stock
                                        (31)           (728)                                               (759)
                                      -------      ---------        -----------       ---------          -------


Balance, September 30, 2002           $3,510        $42,917          $ 219             $ 3,237            $49,883
                                      --------      ---------  -     -----------  -    ---------          -------

Nine Months ended September 30, 2001

                                                                                Accumulated
                                                   Additional                      Other              Total
                                        Common       Paid-in     Retained      Comprehensive      Shareholders'      Comprehensive
                                        Stock        Capital      Earnings        Income             Equity             Income
                                        -----        -------      --------        ------             ------             ------
Balance January 1, 2001                   $3,159        $34,178      $2,069           825            $40,231                  -

Net Income                                                            4,036                            4,036          $ 4,036

5% stock dividend                          157            3,495     (3,652)                                -

Exercise of stock options                      2             20                                           22

Issuance of common
   Stock for dividend
   reinvestment plan                          20            390                                          410


Cash dividends                                                      (1,600)                           (1,600)
Other comprehensive income,   net
of reclassification,   taxes and
adjustments                                                                         1,699              1,699            1,699
                                                                                                                       -------

Total comprehensive income                                                                                             $5,735
                                                                                                                       ------
Repurchase and Retirement   of
treasury stock                              (23)          (453)                                         (476)
                                      ---   ----  ---     -----  --------        ---------          --------

Balance, September 30, 2001             $3,315        $37,630         $853        $ 2,524            $44,322
                                        --------      ---------  -    -----  -       ---------       -------

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               2002             2001
                                                              -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $ 5,310         $ 4,036
 Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                               942           1,582
      Amortization of premiums on securities, net                 722               9
      Gain on sale of securities, net                            (567)           (103)
      Trading assets                                                9               -
      Gain on sale of assets                                     (124)              -
      Provision for loan losses                                   661             636
   (Increase) decrease in accrued interest receivable            (284)            742
   (Increase) in other assets                                  (3,481)         (2,530)
      Increase (decrease) in accrued interest payable
           and other liabilities                               (1,709)          4,024
                                                              --------        --------
        Net cash provided by operating activities               1,479           8,396
                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Available-for-sale securities -
     Purchases                                               (112,135)        (97,882)
     Sales                                                     20,986           8,377
     Maturities and principal paydowns                         61,698          69,032
      Held-to-maturity securities -
        Purchases                                              (2,099)              -
        Maturities                                                449           1,547
      Net decrease (increase) in interest-bearing deposits
             with banks                                         2,615          (9,640)
      Net increase in loans                                   (17,699)        (27,093)
      Capital expenditure                                      (1,304)           (872)
                                                              --------        --------
        Net cash used in investing activities                 (47,489)        (56,531)
                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposit accounts                         47,322          17,932
      (Decrease) increase in repurchase agreements             (2,715)          2,207
      Advances in FHLB borrowings                              10,000          20,000
      Proceeds from issuance of subordinated debt              24,000               -
      Redemption of subordinate debt                          (23,000)              -
      Dividends paid                                           (1,978)         (1,600)
      Proceeds from exercise of stock options                     358              22
      Proceeds from issuance of common stock                        -             410
      Purchase of treasury stock                                 (759)           (476)
                                                              --------       ---------

        Net cash provided by financing activities              53,228          38,495
                                                              --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       7,218          (9,640)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 46,997          56,292
                                                              -------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $54,215        $46,652
                                                              =======        ========


                        (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September 30, 2002, the consolidated results of operations for three months and nine months ended September 30, 2002 and 2001 and cash flows for nine months ended September 30, 2002 and 2001. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2001.


Dividend

During September 2002, the Company's Board of Directors declared a cash dividend of 10.0 cents ($.10) per share, payable on October 31, 2002 to shareholders of record on October 15, 2002.

On April 16, 2002, the Company's Board of Directors declared a 5% stock dividend on the Company's common stock. The record date of the dividend was July 12, 2002 and the issue date was July 31, 2002. Accordingly, on July the Company issued 334,774 shares of common stock. As a result of the stock dividend, the Company increased its outstanding common shares to 7,033,762 at July 31, 2001. The share and per share information in this Form 10-Q has retroactively been restated to reflect the 5% stock dividend.


EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share of $0.71 and $0.56 for the nine-month periods and $0.16 and $0.19 for the three-month periods ended September 30, 2002 and 2001, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.


TRADING ASSETS

During the first quarter 2002, the Company opened a trading account for selected investment securities. These debt or equity securities are held for resale and classified as trading account securities and reported at fair value. Realized and unrealized gain or losses are recorded in other income as trading revenue. As of September 30, 2002, the Company did not have any securities designated as trading.

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

The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS 142.



                                                            For the three months        For the nine months
(in thousands except for earnings per share amounts)         Ended September 30,        Ended September 30,
-----------------------------------------------------        -------------------        -------------------
                                                                  2002          2001         2002         2001
                                                                  ----          ----         ----         ----

Reported net income                                            $ 1,177       $ 1,386      $ 5,310      $ 4,036
Addback: goodwill amortization                                       -           194            -          583
Adjusted net income                                            $ 1,177       $ 1,580      $ 5,310      $ 4,619
                                                               -------       -------      -------      -------

Basic earnings per share
 Reported basic earnings per share                               $0.17         $0.20        $0.75        $0.58
 Goodwill amortization                                               -          0.03            -         0.08
 Adjusted basic earnings per share                               $0.17         $0.23        $0.75        $0.66
                                                                 -----         -----        -----        -----

Diluted earnings per share
 Reported diluted earnings per share                             $0.16         $0.19        $0.71        $0.56
 Goodwill amortization                                               -          0.03            -         0.08
 Adjusted diluted earnings per share                             $0.16         $0.22        $0.71        $0.64
                                                                 -----         -----        -----        -----



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

On July 8, 2002, the Company used the net proceeds from the above transaction to call the 920,000 shares of 10% Trust Preferred Securities, $25 face value, issued by the Company in May, 1997. Upon redemption of the 10% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance cost of $674,000 after tax, through a charge to its statement of income.

The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not anticipate the adoption of SFAS No. 147 to have a material impact on the Company's financial position or results of operations.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

The following discussion and analysis of the Company's consolidated financial condition as of September 30, 2002 and the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2001, and the other information therein. The consolidated balance sheet as of September 30, 2002 and the statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.


PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months and nine months ended September 30, 2002. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2001.


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

The Company is a diversified financial services company operating retail banking, securities brokerage, and equipment leasing businesses that provide products and services in the Company's primary geographic markets in northern counties of New Jersey and expanding. Through Highland Capital Corp., one of the Company's wholly-owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses. Another wholly-owned nonbank subsidiary, Greater Community Financial, L.L.C., engages in the business of securities broker-dealer.

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

The Company's expansion of its branch network into Morris County, New Jersey early in 2002 was well-received and encourages our further expansion into that county. The Company's funding strategy, based on remixing of deposits toward lower cost core deposits, has been equally successful.


EARNINGS SUMMARY

Net income for the first nine months of 2002 was $5.3 million or $0.71 per diluted share, a 31.6% increase over $4.0 million or $0.56 per diluted share earned in the first nine months of 2001.

Net Income for the third quarter of 2002 was $1.2 million or $0.16 per diluted share, a 15.1% decrease from $1.4 million or $0.19 per diluted share earned in the third quarter of 2001.

The increase in net income for the nine-month period ending September 30, 2002, was in large part due to decreasing yields on paying liabilities. The earnings for the three-month period were impacted by the write-off of the unamortized deferred issuance costs associated with 1997 trust preferred securities redeemed on July 8, 2002. The write-off amounted to a charge of $674,000 net of taxes and is reflected in the statement of income for the nine- and three-month periods ending September 30, 2002

The annualized returns on average equity (ROE) and average assets (ROA) for the first nine months of 2002 were 16.5% and 1.17%, respectively, compared with 14.6% and 0.97% for the same period in the prior year excluding the amortization of goodwill of $583,000. For the third quarter of 2002, the ROE and ROA were 9.5% and 0.67%, respectively, compared with 12.8% and 0.85% for the prior year third quarter.

Net Interest Income

Nine-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income for the nine months ended September 30, 2002 increased by $3.4 million (21.1%) to $19.8 million from $16.3 million for the nine months ended September 30, 2001. In spite of the increase in average earning assets, total interest income decreased 4.5% to $30.9 million, while total interest expense decreased 30.6% to $11.1 million. Interest income on loans was almost unchanged while the interest income on investment securities and federal funds sold and deposits with other banks decreased by $321,000 and $1.1 million, respectively. All of the above decreases are a direct result of declining yields.

Three Month Comparison: Net interest income for the three months ended September 30, 2002 increased by $1.2 million (22.9%) to $6.8 million compared to the three months ended September 30, 2001. Although total interest income for the period decreased by $343,000 to $10.4 million, the decrease was substantially offset by a decrease of $1.6 million (30.3%) in interest paid on liabilities. Interest income on loans increased slightly while the interest income on federal funds sold and deposits with other banks decreased by $285,000 due to a combination of decreases in quarterly average balance and yield. Interest income on investment securities decreased by $89,000 as a result of declining yields.

The Company's net interest margin increased by 52 basis points to 4.11%, compared with 3.59% in the same period of the prior year. This was a result of lower cost of funds and an asset-liability maturities mix that was positioned to benefit from regulatory easing of interest rates in 2001.


Other Income

Non-interest income continues to represent a considerable source of income for the Company. Excluding the gain on sale of securities of $567,000, total non-interest income increased by $297,000 to $4.6 million for the nine months ended September 30, 2002, compared to the same period in 2001. For the third quarter, other income decreased by $50,000 (also excluding the gain on sale of investment securities of $122,000), compared to the third quarter of 2001. The increase for the nine months ended September 30, 2002 is primarily attributable to increases in all other income which included the gain on sale of credit card portfolio and leasing income. The decrease for the third quarter of 2002 is primarily related to the decrease in leasing income.


Other Expenses

Total other expenses increased by $2.7 million (18.9%) to $16.7 million, for the nine months ended September 30, 2002 compared to the same period in 2001. Total other expenses increased by $1.7 million (36.0%) to $6.4 million for the three months ended September 30, 2002 over the same period in 2001.

The largest component of other expenses, salaries and employee benefits, increased by $396,000 (16.1%) to $2.9 million, and by $1.1 million (15.1%) to $8.3 million, for the three months and nine months ended September 30, 2002, respectively, over the comparable 2001 periods. These increases represent general salary increases and increases in health benefits costs.

The second largest component of other expenses, occupancy and equipment expense, increased by $54,000 (7.0%) and $80,000 (3.4%) for the three months and nine months ended September 30, 2002, respectively, over the comparable 2001 periods. The majority of such increases are related to an increase in rental expense resulting from the addition of a bank branch in 2002.

As a result of the adoption of SFAS No. 142, amortization of goodwill was eliminated, therefore, eliminating the charges of $194,000 and $583,000 during the three- and nine-month periods ending September 30, 2001.

In July 2002, the Company redeemed 10% Trust Preferred securities issued by the Company in May, 1997. Upon redemption of these securities, the Company wrote off the associated unamortized deferred issuance costs totaling $1.0 million, before taxes.

All other operating expenses for the third quarter of 2002 increased by $292,000 compared to the third quarter of 2001. All other operating expenses for the nine months ended September 30, 2002 were $610,000 higher than for the first nine months of 2001. The increases in all other operating expenses are in part due to the growth of the Company.


Provision for Loan Losses

The provision for loan losses increased moderately for both the three and nine months ended September 30, 2002, relative to the same periods of 2001. The increases are primarily due to the increase in total non-performing asset levels.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2002 was $470,000 and $2.3 million, a 28.5% and 30.5% effective tax rate, compared to $707,000 and $2.1 million, a 33.8% effective tax rate, for the same periods in 2001, respectively.

The decreases in the effective tax rate for the three- and nine- month periods are attributable to the tax advantageous bank-owned life insurance income, and the elimination of non-deductible goodwill amortization.

FINANCIAL CONDITION

ASSETS

Between December 31, 2001 and September 30, 2002 total assets increased by $58.1 million to $719.0 million. The majority of the increase is attributable to the growth of the Company, particularly in loans, cash and cash equivalents, and investment securities.

Loans -- Asset Quality and Allowance for Possible Loan Losses

Gross loans increased from December 31, 2001 to September 30, 2002 by $19.9 million to $432.6 million. Such increase resulted primarily from internal growth in the commercial and lease financing receivables.

The following table reflects the composition of the gross loan portfolio as of September 30, 2002 and December 31, 2001.


                                                  September 30,   December 31,
                                                       2002            2001
                                                      -----           ----

     Loans secured by Residential Properties
        One-to-four family                           $146,217      $ 146,450
        Multifamily                                    13,221         13,039
     Loans secured by nonresidential properties       194,215        181,959
     Loans to individuals                               6,748          8,491
     Commercial loans                                  34,439         38,467
     Construction loans                                18,466         14,054
     Lease financing receivable                        18,258          8,688
     Other loans                                        1,080          1,643
                                                     --------        -------
          Total gross loans                          $432,644       $412,791
                                                     ========       ========




Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans greater than 90 days and accruing and other real estate owned (OREO). At September 30, 2002, total nonperforming assets totaled $3.6 million (0.84% of total gross loans), increased from $2.1 million (0.52% of total gross loans) at December 31, 2001. Nonaccrual loans at September 30, 2002 were $1.2 million or 0.28% of total loans, as compared to $1.4 million or 0.33% of total loans at December 31, 2001. The decrease in nonaccrual loans is a result of loans being classified to current status.

Loans past due 90 days or more and still accruing at September 30, 2002 increased to $2.0 million compared to $34,000 at December 31, 2001, primarily as a result of reclassification of certain loans and lease financing receivables from current to loans past due 90 days. Such loans includes two loans secured by one-to-four family properties, two loans secured by nonresidential properties and one commercial loan.

Management has noted that the asset quality has recently shown some deterioration in loans and lease financing receivables portfolios. However, the Company maintains more than adequate reserves and believes that additional reserves are not required. Management will continue to monitor both portfolios closely.

Other real estate owned was $161,000 at September 30, 2002, a decrease of $14,000 from OREO at December 31, 2001.

The following table sets forth the composition of the Company's non-performing assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                              September 30,         December 31,
                                                 2002                     2001
                                             ------------          ------------

Nonaccruing loans                                $1,213                 $1,373
Renegotiated loans                                  305                    545
                                                 ------                 ------
     Total nonperforming loans                    1,518                  1,918
                                                 ------                 ------

Loans past due 90 days and accruing               1,955                     34
Other real estate                                   161                    175
                                                 ------                 ------
     Total nonperforming assets                  $3,634                 $2,127
                                                 ======                 ======

Asset Quality Ratios
Nonperforming loans to total gross loans          0.35%                  0.46%
Nonperforming assets to total gross loans         0.84%                  0.52%
Nonperforming assets to total assets              0.51%                  0.32%
Allowance for loan losses to
   nonperforming loans                          448.29%                329.51%


During the nine months ended September 30, 2002, gross interest income of $46,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.


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

As of September 30, 2002 the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                          September 30,          December 31,
                                               2002                    2001
                                           ---------              -----------

Impaired loans -
    Recorded investment                      $ 1,107                $ 1,164
    Valuation allowance                          752                    485


This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the nine-month period ended September 30, 2002 was $1.3 compared to $1.3 million at December 31, 2001.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $88,000 for the nine-month period ended September 30, 2002.


Analysis of the Allowance for Loan Losses


Between December 31, 2001 and September 30, 2002, the allowance for loan losses increased by $485,000 (7.7%) to $6.8 million, which constituted 1.57% and 1.53% of gross loans on September 30, 2002 and December 31, 2001, respectively. The provision for loan losses added $661,000 for the nine-month period, while the net chargeoffs were $176,000. Management believes the allowance for loan losses at September 30, 2002 of $6.8 million or 448.29% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for loan losses during the nine-month periods ended September 30, 2002 and 2001.


                                                     2002        2001


Balance at beginning of period, January 1,         $6,320       $5,657
Charge-offs:
    Commercial, financial and agricultural            159           75
    Lease financing receivables                        50            0
    Real estate--mortgage                              47            7
    Installment loans to individuals                    0            7
    Credit cards and related plans                     28           27
                                                   -------      ------
                                                      284          116
Recoveries:
    Commercial, financial and agricultural             64           13
    Lease financing receivables                         7            0
    Real estate--mortgage                               0            3
    Installment loans to individuals                   24           10
    Credit cards and related plans                     13            5
                                                  -------       ------
                                                      108           31
                                                  -------       ------
Net charge-offs                                       176           85
Provision charged to operations
   during the nine-month period                       661          636
                                                   -------      ------
Balance at end of period, September 30,            $6,805       $6,208
                                                   =======      ======
Ratio of net charge-offs during
   the nine-month period to average loans
   outstanding during the period                     .04%         .02%


Investment Securities

Securities increased by a net amount of $31.7 million from December 31, 2001 to September 30, 2002. The increase resulted from $114.2 million of purchases of additional securities offset by $83.1 million in maturities and sales during the first nine months. Of the total increase, securities available for sale increased by $30.0 million and securities held to maturity increased by $1.7 million.

Cash

Cash and cash equivalents increased by $7.2 million (15.4%) to $54.2 million between December 31, 2001 and September 30, 2002. Almost all of such increase is attributable to non-interest cash and due from banks relative to the cash letter deposit.


LIABILITIES

Between December 31, 2001 and September 30, 2002, total liabilities increased by $54.3 million to $669.1 million. The increase is primarily attributable to a $47.3 million increase in total deposits coupled with a $10.0 million increase in FHLB advances, only partially offset by a small decrease in other securities sold under agreements to repurchase.


Deposits

Total deposits increased by $47.3 million to $531.9 million. Such increase is primarily attributable to new deposit products marketed during the year by the Subsidiary Banks and the addition of a new branch office early in the year.

Of the total increase, non-interest-bearing, interest-bearing deposits and savings deposits increased by $18.7 million, $14.7 million and $25.9 million, respectively. The aforementioned increases in various components of deposits were partially offset by a decrease of $12.0 million in time deposits.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S SUBORDINATED DEBT

On June 28, 2002, GCB Capital Trust II (Trust II) was formed for the purpose of issuing Trust Preferred Securities. Accordingly, the Company through Trust II issued 2,300,000 Trust Preferred Securities, $10 face value for a total proceeds of $23.0 million. Subsequently, on July 9, 2002, the underwriters exercised the option to purchase an additional 100,000 securities to cover the over-allotment at the face value of $10 for total proceeds of $1.0 million. The securities have an annual distribution rate of 8.45% payable at the end of each calendar quarter. The securities mature on June 30, 2032 but are callable at the option of the Company on or after June 30, 2007. The Company used the net proceeds from the above transaction to call the 920,000 shares of 10% Trust Preferred Securities, $25 face value, issued by the Company in May of 1997. The redemption of such securities occurred on July 8, 2002.


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

Total shareholders' equity of $49.9 million at September 30, 2002 was 6.9% of total assets, an increase of $3.8 million compared with $46.1 million or 7.0% of total assets at December 31, 2001. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 2002:




                                                                                              To Be Well
                                                                                            Capitalized under
                                                             For Capital Adequacy           Prompt Corrective
                                              Actual               Purposes                 Action Provision
                                        ------------------   ---------------------         -------------------
                                         Amount      Ratio      Amount       Ratio         Amount        Ratio
                                        --------    ------   ---------      -------       ---------     -------
Total capital (to risk weighted assets)
  Greater Community Bancorp             $ 66,599     14.11%    $ 37,747       8.00%           N/A          N/A
  Greater Community Bank                  33,173     11.34%      23,398       8.00%        29,248       10.00%
  Bergen Commercial Bank                  14,950     10.16%      11,768       8.00%        14,710       10.00%
  Rock Community Bank                      5,246     21.47%       1,955       8.00%         2,443       10.00%

Tier 1 Capital (to risk weighted assets)
  Greater Community Bancorp               50,621     10.73%      18,874       4.00%           N/A         N/A
  Greater Community Bank                  29,503     10.09%      11,699       4.00%        17,549        6.00%
  Bergen Commercial Bank                  13,109      8.91%       5,884       4.00%         8,826        6.00%
  Rock Community Bank                      4,940     20.22%         977       4.00%         1,466        6.00%

Tier 1 Capital (to average assets)
  Greater Community Bancorp               50,621      7.36%      27,516       4.00%           N/A         N/A
  Greater Community Bank                  29,503      6.80%      17,357       4.00%        21,696        5.00%
  Bergen Commercial Bank                  13,109      6.56%       7,993       4.00%         9,992        5.00%
  Rock Community Bank                      4,940     13.11%       1,508       4.00%         1,885        5.00%



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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2001 Form 10-K filed with Securities and Exchange Commission.


Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

      (b)  Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

     None.

Item 3 -  Defaults Upon Senior Securities

     None.

Item 4 -  Submission of Matters to a Vote of Security Holders

     None.

Item 5 -  Other information

     Certification Under Sarbanes-Oxley Act

     Our chief executive officer and chief financial officer have furnished to the SEC the certifications with respect to this Report that is required by
     Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6 -  Exhibits and Reports on Form 8-K


(a)      Exhibits.
         ---------

                    An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

      (b)      Reports on Form 8-K.
               --------------------

                    On October 22, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the third quarter 2002 earnings.

                    On October 23, 2002, the Company filed a Form 8-K with Securities and Exchange Commission reporting on the outcome of the offer to acquire 1st Constitution Bancorp.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             GREATER COMMUNITY BANCORP
                                             (Registrant)



Date:   November 14, 2002                    By: /s/Naqi A. Naqvi
       ------------------                       -------------------------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)

CERTIFICATION


I, George E. Irwin, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greater Community Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 14, 2002


/s/  George E.  Irwin
----------------------------
President & CEO

CERTIFICATION


I, Naqi A. Naqvi, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greater Community Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 14, 2002


/s/  Naqi A. Naqvi
-------------------------
VP & CFO

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    EXHIBITS




                                       TO

                                    FORM 10-Q
                    For the quarter ended September 30, 2002




                           Commission File No. 0-14294







                            Greater Community Bancorp

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