Form 10-K
GREATER COMMUNITY BANCORP
filed 2003-03-27
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________

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

                     Common Stock, par value $.50 per share
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

      YES |X| NO |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant at February 28, 2003 was approximately $93,779,577. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 7,042,504.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on April 15, 2003 is incorporated by reference into Part III, Items 10 through 13, inclusive.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 2002

PART I                                                                  PAGE NO.

Item 1.  Business..........................................................   1
Item 2.  Properties........................................................   7
Item 3.  Legal Proceedings.................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders...............   7

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   8
Item 6.  Selected Financial Data...........................................   9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   9
Item 7a. Quantitative and Qualitative Disclosures about Market Risk........  24
Item 8.  Financial Statements..............................................  25
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  49

PART III

Item 10. Directors and Executive Officers of the Registrant................  49
Item 11. Executive Compensation............................................  49
Item 12. Security Ownership of Certain Beneficial Owners and Management....  49
Item 13. Certain Relationships and Related Transactions....................  49
Item 14  Controls and Procedures...........................................  49

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  50

SIGNATURES.................................................................  51

CERTIFICATION..............................................................  52

EXHIBIT INDEX.............................................................. E-1

                                     PART I

Item 1 BUSINESS

THE HOLDING COMPANY

      Greater Community Bancorp (the "Company") is a business corporation incorporated in New Jersey in 1984. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"). In December, 2001 the Company filed a declaration with the Federal Reserve to be designated as a "financial holding company" pursuant to the Gramm-Leach-Bliley Act of 1999 (the "1999 Act"). The 1999 Act permits a bank holding company to qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. The Federal Reserve accepted the Company's declaration shortly after it was filed. (See "SUPERVISION AND REGULATION -- Financial Holding Company Regulation" below.)

      The Company's primary business activity is the ownership and operation of its three New Jersey commercial bank subsidiaries, Greater Community Bank ("GCBank"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (the "Bank Subsidiaries"), and its nonbank subsidiaries.

      During 2002, the Company continued to grow in both assets and earnings in an increasingly competitive and volatile environment. As of December 31, 2002, the Company's consolidated assets were $719.9 million, as compared with consolidated assets of $660.8 million at December 31, 2001. Earnings for the full year 2002 were $7.5 million or $1.01 per diluted share ($1.07 per basic share), up from $6.1 million or $0.83 per diluted share ($0.87 per basic share) in 2001. The Company declared total cash dividends of $0.38 per share and $0.31 per share during 2002 and 2001, respectively.

BANK SUBSIDIARIES

      GCBank received its charter from the New Jersey Department of Banking & Insurance (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. During 2001, GCBank had six additional branches, all of which are located in Passaic County, New Jersey. Three branches are located in Little Falls, two in Clifton, and a sixth at 100 Furler Street, Totowa. Effective February 2002, a seventh branch was established in Lincoln Park, Morris County, New Jersey. GCBank conducts a general commercial and retail banking business encompassing a wide range of traditional deposits and lending functions. It offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer installment loans. In the depository area, GCBank offers a broad variety of deposit accounts, including consumer and commercial checking accounts and NOW accounts. It also offers other customary banking services.

      BCB was incorporated in New Jersey in 1987 and commenced banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. BCB's main office is located at Two Sears Drive in Paramus, New Jersey. BCB has five additional branch offices in Bergen County, located in Hasbrouck Heights, Wood-Ridge, Wallington, Hackensack and Little Ferry.

      GCBank and BCB each has a wholly-owned investment company subsidiary, a New Jersey corporation, formed to manage their respective investment portfolios. Each of the investment companies in turn has a wholly-owned Delaware subsidiary that holds and manages its investment securities.

      RCB commenced its banking operations in 1999. Its sole office is located at 175 Rock Road in Glen Rock, New Jersey. It primarily services Bergen County. RCB offers a variety of banking services, including commercial and real estate lending, revolving credit arrangements and consumer loans. It also offers traditional deposit services and other customary banking services.

NONBANK SUBSIDIARIES

      The Company owns four nonbank subsidiaries. GCB Realty, L.L.C. ("Realty") is a New Jersey limited liability company located in Totowa, New Jersey. Its purposes are to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. BCB and five other tenants lease space in the building.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary of GCBank engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties.

      GCB Capital Trust II (the "2002 Trust") was formed in 2002 under the Business Trust Act of Delaware. The 2002 Trust's sole purposes were to issue and sell Trust Preferred Securities ("Preferred Securities") and Common Securities and use the sales proceeds to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. The Company owns all of the 2002 Trust's Common Securities. The Debentures are the 2002 Trust's sole assets and the Company's interest payments on the Debentures are the 2002 Trust's sole revenue. On June 28, 2002 the Company issued, through the 2002 Trust, 2,300,000 Preferred Securities, $10 face value per security, for total proceeds of $23 million. On July 9, 2002 the underwriters exercised their overallotment option to buy an additional 100,000 Preferred Securities at the face value of $10 for total proceeds of $1.0 million. The Preferred Securities have an annual distribution rate of 8.45% payable quarterly. The Preferred Securities mature on June 30, 2032 but are callable at the Company's option on or after June 30, 2007. On July 8, 2002, the Company used the net proceeds from the above transaction to call the 920,000 securities of 10% Trust Preferred Securities, $25 face value ("10% Preferreds"), issued by the Company in 1997. Upon redemption of the 10% Preferreds, the Company wrote-off the associated unamortized issuance cost of $674,000 after taxes $348,000, through a charge to its statement of income. Such charge was reflected in the calculation of earnings for the third quarter of 2002. The refinancing of the $23 million in 10% Preferreds will reduce annual pre-tax interest expense by approximately $350,000.

      Greater Community Services, Inc. provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

      Greater Community Financial, LLC ("GCF") is a New Jersey limited liability company located in Clifton, New Jersey. GCF engages in the business of securities broker and dealer. The Board of Directors of the Company has decided to change the method of delivery of brokerage services to Greater Community Financials customers. Management is actively pursuing a relationship with a third party provider to function as the registered broker/dealer for GCF's operations. At this time, details have not been finalized nor has the third party provider been identified.

RECENT LEGISLATION

      Federal legislation enacted in mid-2002 is now having, and will in the future have, a great impact on the corporate governance and financial statement preparation and reporting obligations of publicly held business entities such as the Company. Known as the Sarbanes-Oxley Act of 2002, this legislation contains far-reaching requirements relating to, among other things: certifications by an issuer's principal officers relating to the accuracy of financial disclosures and disclosure controls and procedures; the independence of auditors; the composition, specific duties and independence of audit committees of boards of directors; the manner in which audit committees obtain and process financial and related information; acceleration, over a period of years, of the time within which issuers must file annual and quarterly reports; an increase in the events required to be reported currently; and a dramatic acceleration of the time within which an issuer's "insiders" must report changes in beneficial ownership of the issuer's securities. The Company expects that compliance with this legislation will be time-consuming and expensive.

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

SUPERVISION AND REGULATION

      The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business, limit its management's options to deploy assets and maximize income and may significantly limit the activities of institutions which do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and the Bank Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of stock of the Company

      The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank Subsidiaries. A number of other statutes and regulations and governmental policies have an impact on their operations. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Regulation

      During 2002 the Company continued to be registered as a bank holding company also classified as a financial holding company under the Holding Company Act. As such, it is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulations by the Department.

      A policy of the Federal Reserve requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 2002 the Company had approximately $13.4 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies that require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

Financial Holding Company Regulation

      The Gramm-Leach-Bliley Act of 1999 ("1999 Act") removed long-standing legal barriers separating banks and securities firms, and facilitates affiliations of securities firms, insurance companies and banks. As a "financial holding company" effective in January, 2002, the Company may engage in any activity that the Federal Reserve determines to be financial in nature or incidental to such financial activity, or is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The 1999 Act provides that the following activities shall be considered to be financial in nature: (a) lending, exchanging, transferring, investing for others or safeguarding money or securities; (b) insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent or broker for purposes of the foregoing, in any State; (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; (e) underwriting, dealing in or making a market in securities; (f) engaging in any activity that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto; (g) engaging in the United States in any activity that a bank holding company may engage in outside of the United States that the Federal Reserve has determined to be usual in connection with the transaction of banking or other financial operations abroad; (h) engaging through non-bank subsidiaries in various underwriting or merchant or investment banking activities; and (i) acquiring investment assets through insurance company affiliates in the ordinary course of an insurance company business.

Bank Regulation

      As state-chartered banks that are not members of the Federal Reserve System, the Bank Subsidiaries are subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). Prior approval of the FDIC is required for the Bank Subsidiaries to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Bank Subsidiaries are also subject to regulation and supervision by the Department. In addition, they are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Bank Dividends

      New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 2002, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit parent companies of banks that are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases".

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts the FDIC determines necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Effective January 1, 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rates were 0.00% in 2001 and 2002.

      The Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The rates established for GCBank and BCB for 1998 through 2002 were 0.065% and 0.013%, respectively.

Standards for Safety and Soundness

      Under FDICIA, each federal banking agency is required to prescribe noncapital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted interagency guidelines covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution that fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes the Bank Subsidiaries meet all adopted standards.

Enforcement Powers

      The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Company or its Bank Subsidiaries are engaging in "unsafe or unsound banking practices". In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist orders, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties, and other enforcement actions based upon the conduct of their relationships with the institutions.

      The FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances. In such a capacity the FDIC also has express authority to repudiate most contracts with such institution that it determines to be burdensome or to promote the orderly administration of the institution's affairs. The FDIC also has authority to enforce contracts made by a depository institution notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions also are prohibited from entering into contracts for goods, products or services that would adversely affect their safety and soundness.

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

      The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios, (i) supplementary capital is limited to no more than 100% of core capital, and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan and lease losses which may be included as capital to 1.25% of total risk-weighted assets.

      At December 31, 2002, the Company's total risk-based capital and leverage capital ratios were 13.77% and 7.38%, respectively. The minimum level established by the regulators for these measures are 8% and 4%, respectively.

      FDICIA requires federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under FDICIA and its "prompt corrective action" regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements.

      Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a leverage ratio of 5%. An "adequately-capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4% and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank falling within any of the three "undercapitalized" categories will be subject to increased monitoring by the appropriate federal banking regulator and other restrictions.

EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION

      The Company's earnings are and will be affected by domestic and international economic conditions and the monetary and fiscal policies of the United States and foreign governments and their agencies.

      The Federal Reserve's monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve has a major effect on the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of nonearning reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

EMPLOYEES

      As of December 31, 2002, the Company employed a total of approximately 212 employees, including 175 full-time employees. Management considers relations with employees to be satisfactory.

Item 2 PROPERTIES

      The Company does not directly own or lease any land, buildings or equipment. However, the Company's nonbank subsidiary, Realty, owns a property in Bergen County, New Jersey.

      GCBank leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such space is owned by a limited liability company of which the Company's chairman and chairman emeritus are members. During 2002, GCBank also leased space for its other branches in Totowa, Little Falls, Clifton and Lincoln Park.

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

      For further information regarding the Bank Subsidiaries' lease obligations, see Note 14 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2002, contained in Item 8 - "Financial Statements".

Item 3 LEGAL PROCEEDINGS

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

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock was held by approximately 1,027 holders of record on December 31, 2002, and is traded on the NASDAQ National Market under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of the 5% stock dividends paid in 2002 and 2001.

                                                                                                           Cash
                                                                     Market Quotations                   Dividends
                                                                ----------------------------           ------------
                                                                  High                 Low               Declared
                                                                --------            --------           ------------
         Year Ended December 31, 2001
            First Quarter                                        $12.14              $  .21                $.068
            Second Quarter                                        11.90                9.62                 .081
            Third Quarter                                         12.00               10.24                 .081
            Fourth Quarter                                        12.59               10.06                 .081
         Year Ended December 31, 2002
            First Quarter                                        $13.57              $10.95                $.081
            Second Quarter                                        15.62               13.05                 .100
            Third Quarter                                         16.44               14.30                 .100
            Fourth Quarter                                        16.25               13.06                 .100

      The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. However, management does not expect any such restrictions to apply so long as the Company and the Bank Subsidiaries continue to operate profitably.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2002 with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Equity Compensation Plan Information

Plan Category                                    Number of               Weighted average     Number of securities
                                                 securities to           exercise price of    remaining available for
                                                 be issued upon          outstanding          future issuance under
                                                 exercise of             options, warrants    equity compensation
                                                 outstanding             and rights           plans (excluding
Stock Option Plans                               options,                                     securities reflected in
                                                 warrants and                                 column (a))
                                                 rights
                                                 (a)                             (b)                    (c)
-----------------------------------              --------------          ---------------      --------------------------
Equity Compensation plans approved by the
security holder                                        436,475                    $7.32                   214,725

Equity compensation plans not approved by
security holders                                           n a                      n a                       n a
                                                       -------                    -----                   -------
Total                                                  436,475                    $7.32                   214,725

Item 6 SELECTED FINANCIAL DATA

      The selected consolidated financial highlights of the Company set forth below should be read in conjunction with the more detailed information included in the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

                                                               As of the Years Ended December 31,
                                                   --------------------------------------------------------
                                                     2002        2001        2000       1999         1998
                                                   --------    --------    --------    --------    --------
                                                            (In Thousands, except per share data)
Summary of Operations:
   Total interest income .......................   $ 41,033    $ 42,775    $ 41,458    $ 34,564    $ 24,866
   Total interest expense ......................     14,686      20,497      20,664      17,140      12,009
   Net interest income .........................     26,347      22,278      20,794      17,424      12,857
   Provision for loan and lease losses .........        996         885       1,048         885         520
   Net interest income after provision for loan
       and lease losses ........................     25,351      21,393      19,746      16,539      12,337
   Non interest income .........................      7,191       6,515       6,167       7,270       4,656
   Non interest expenses .......................     21,676      18,664      18,290      17,288      11,450
   Income before income taxes ..................     10,866       9,244       7,623       6,521       5,543
   Provision for income taxes ..................      3,353       3,164       2,793       2,349       2,000
   Net Income ..................................   $  7,513    $  6,080    $  4,830    $  4,172    $  3,543

Per Common Share Data: (1)
   Earnings Per Share--Basic ...................   $   1.07    $   0.87    $   0.70    $   0.61    $   0.55
   Earnings Per Share--Diluted .................   $   1.01    $   0.83    $   0.68    $   0.59    $   0.53
   Cash dividends per common share .............   $   0.38    $   0.31    $   0.27    $   0.23    $   0.19
   Stock splits and dividends per common share .          5%          5%          5%          5%    2 for 1
   Book value per common share .................   $   7.33    $   6.55    $   5.78    $   5.07    $   4.99

Selected Operating Ratios:
   Return on average assets ....................       1.09%       0.95%       0.84%       0.81%       1.00%
   Return on average equity ....................      15.29%      14.18%      13.43%      11.98%      11.88%
   Interest rate spread ........................       3.48%       2.93%       3.13%       3.02%       2.65%
   Net interest margin .........................       4.12%       3.79%       3.98%       3.78%       3.87%

Financial Condition Data:
   Total Assets ................................   $719,867    $660,839    $607,305    $567,453    $372,400
   Cash and cash equivalents ...................     37,133      46,997      56,292      19,200      23,640
   Investment securities .......................    192,195     151,906     138,153     151,191     111,601
   Total Loans, net ............................    436,044     404,250     366,139     340,563     201,765
   Allowance for loan and lease losses .........      7,298       6,320       5,657       4,953       3,525
   Total Deposits ..............................    544,043     484,623     465,245     460,634     293,395
   Other borrowings ............................    115,728     115,347      90,020      64,403      40,103
   Shareholders' equity ........................   $ 51,498    $ 46,112    $ 40,231    $ 35,402    $ 32,309

Capital Ratios:
   Equity to assets ............................       7.15%       6.98%       6.62%       6.23%       8.68%
   Total risk-based capital ratio ..............      13.77%      13.89%      13.88%      13.73%      21.58%
   Tier I risk-based capital ratio .............      10.58%      10.70%      10.14%       9.59%      15.32%
   Leverage ratio ..............................       7.38%       7.23%       7.10%       7.18%      11.21%

(1) All per share data has been adjusted to reflect stock dividends and stock split.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for each of the past three years and its financial condition at the end of each of the past two years. In order to appreciate this analysis fully, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

      This Form 10-K, both in this MD&A section and elsewhere (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected," "expect," "look,"

"believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Bank Subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

      The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

      The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

      The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This SFAS modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. On January 1, 2002, the Company stopped amortizing goodwill, which approximated $800,000 annually. The Company did not identify any impairment of goodwill during its transitional testing of its outstanding goodwill.

Results of Operations: Fiscal Years Ended December 31, 2002, 2001 and 2000

      In 2002, the Company recorded earnings of $7.5 million or $1.01 per diluted share an increase of 24% over 2001. During 2001, the Company earned $6.1 million or $0.83 per diluted share, a 26% increase over $4.8 million or $0.68 per diluted share earned during 2000.

      Cash earnings (net income before amortization of intangible assets) per diluted share were $1.01, $0.94 and $0.79 for the years ending December 31, 2002, 2001 and 2000.

      The increase in net income for the year ended December 31, 2002 primarily reflects higher net interest income, partially offset by higher salaries and employee benefits, regulatory, professional and other fees, and a one-time writeoff of unamortized financing costs from a 1997 trust preferred securities issue that the Company redeemed during 2002.

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

      The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest income and expense on related items, and the Company's average yield for the years ended December 31, 2002, 2001 and 2000. The yields are not shown on a fully taxable basis.

Average Balance Sheet, Interest Income and Expense and Average Interest Rates

                                                                               For the Years Ended
                                                 ----------------------------------------------------------------------------------
                                                            December 31, 2002                         December 31, 2001
                                                 ----------------------------------------  ----------------------------------------
                                                   Average       Interest      Average       Average       Interest      Average
                                                   Balance     Earned/Paid    Yield/Rate     Balance     Earned/Paid    Yield/Rate
                                                 ------------  ------------  ------------  ------------  ------------  ------------
                                                                             (Dollars in Thousands)
ASSETS
Earning Assets:                                      $176,455       $ 8,057         4.57%      $145,477       $ 8,647       5.94%
Investment securities.........................         14,846           511         3.44%        14,237           587       4.12%
Due from banks - interest-bearing.............         25,864           425         1.64%        38,299         1,591       4.15%
Federal funds sold............................        421,942        32,040         7.59%       390,354        31,950       8.18%
                                                     --------       -------                    --------       -------
Loans(1)......................................        639,107        41,033         6.42%       588,367        42,775       7.27%
     Total earning assets.....................         (6,651)           --                      (6,022)           --
Less: Allowance for loan and lease losses.....         (3,138)           --                      (2,287)           --
     Unearned income - loans..................         61,968            --                      59,539            --
                                                     --------       -------                    --------       -------
All other assets..............................       $691,286       $41,033                    $639,597       $42,775
                                                     ========       =======                    ========       =======
     Total assets.............................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits.......       $224,630        $3,139         1.40%      $166,916        $3,515       2.11%
  Time deposits...............................        154,577         4,859         3.14%       192,952        10,114       5.24%
  Federal funds and short-term borrowings(2)..         95,603         4,520         4.73%        89,514         4,568       5.10%
  Trust preferred securities..................         24,112         2,168         8.99%        23,000         2,300      10.00%
                                                     --------       -------            -       --------       -------
     Total interest-bearing liabilities.......        498,922        14,686         2.94%       472,382        20,497       4.34%

Non interest-bearing deposits.................        135,840            --                     113,203            --
Other liabilities.............................          7,385            --                      11,127            --
Shareholders' equity..........................         49,139            --                      42,885            --
                                                     --------       -------                    --------       -------
     Total liabilities and
        Shareholders' equity..................       $691,286       $14,686                    $639,597       $20,497
                                                     ========       =======                    ========       -------

NET INTEREST INCOME  .........................                      $26,347                                   $22,278
                                                                    =======                                   =======

NET INTEREST MARGIN...........................                                      4.12%                                   3.79%
                                                                                    ====                                    =====

                                                                   For the Years Ended
                                                      ------------------------------------------
                                                                   December 31, 2000
                                                      --------------  ------------  ------------
                                                          Average       Interest      Average
                                                          Balance     Earned/Paid    Yield/Rate
                                                      --------------  ------------  ------------
                                                                 (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities.........................              $144,980       $ 9,369         6.46%
Due from banks - interest-bearing.............                 8,543           549         6.43%
Federal funds sold............................                 9,789           538         5.50%
Loans(1)......................................               358,636        31,002         8.64%
                                                            --------       -------
     Total earning assets.....................               521,948        41,458         7.94%
Less: Allowance for loan and lease losses.....                (5,387)           --
     Unearned income - loans..................                (1,661)           --
All other assets..............................                60,114            --
                                                            --------       -------
     Total assets.............................              $578,336       $41,458
                                                            ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits.......              $135,953       $ 3,187         2.34%
  Time deposits...............................               223,834        12,512         5.59%
  Federal funds and short-term borrowings(2)..                46,748         2,665         5.70%
  Trust preferred securities..................                23,000         2,300        10.00%
     Total interest-bearing liabilities.......              --------       -------
                                                             429,535        20,664         4.81%

Non interest-bearing deposits.................               103,209            --
Other liabilities.............................                 9,622            --
Shareholders' equity..........................                35,970            --
                                                            --------       -------
     Total liabilities and
        Shareholders' equity..................              $578,336       $20,664
                                                            ========       -------

NET INTEREST INCOME  .........................                             $20,794
                                                                           =======

NET INTEREST MARGIN...........................                                             3.98%
                                                                                           ====

(1)   Average balance includes nonperforming loans and leases.

(2) Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase

Net Interest Income

      Net interest income is the largest source of the Company's operating income. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. In 2002, net interest income was greatly impacted by several rate changes that occurred in 2001 and 2002. Total interest income remained almost unchanged from 2001 despite an increase in average earning assets, whereas total interest expense declined dramatically with the repricing of paying liabilities in a lower rate environment.

      Net interest income was $26.3 million in 2002, a $4.1 million or 18% increase compared to 2001. Interest and fee income on loans during 2002 increased moderately over 2001 in spite of an 8% increase in average total loans. The average yield on loans decreased to 7.59% in 2002 compared to 8.18% in 2001 as a result of repricing of loans at prevailing rates. Loans represented 66% of average earning assets for both 2002 and 2001. Income earned on investment securities during 2002 decreased by $590,000, or 7% compared to 2001. Though the average investment securities increased by 21% in 2002 over 2001, income from securities decreased, largely due to declining yields during 2002 over 2001. The average yield on securities was 4.57% for 2002 compared to 5.94% for 2001. Investments represented 28% of average earning assets in 2002 and 2001. Interest income on federal funds sold and deposits with banks during 2002 decreased by $1.2 million or 57% compared to 2001 as a result of a $11.8 million, or 23%, decrease in average federal funds sold and deposits with banks. Also, in 2002, the average yield on federal funds sold declined to 1.64% from 4.15% in 2001. Federal funds sold and deposits with banks represent 6% and 9% of average earning assets at December 31, 2002 and 2001, respectively.

      In 2001, net interest income was $22.3 million, a $1.5 million or 7% increase compared to 2000. Interest and fee income on loans during 2001 increased by $1.0 million or 3% over 2000 as a result of an increase of 9% in average total loans. The average yield on loans decreased to 8.18% in 2001 compared to 8.64% in 2000 as a result of repricing of loans at prevailing rates and a general decline in overall interest rates during the year. Loans represent 66% and 68% of average earning assets in 2001 and 2000, respectively. Income earned on investment securities during 2001 decreased by $722,000, or 8% compared to 2000. Since the average investment securities were almost unchanged from 2001, the decrease was largely due to declining interest rates during 2001 over 2000. The average yield on securities was 5.94% for the year ended December 31, 2001, compared to 6.46% for the prior year. Investments represent 25% and 28% at 2001 and 2000, respectively, of average earning assets. Interest income on federal funds sold and deposits with banks during 2001 increased by $1.1 million or 196% compared to 2000 as a result of a $34.2 million, or 187%, increase in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represent 9% and 4% of average earning assets at December 31, 2001 and 2000, respectively.

      Interest expense for 2002 decreased by $5.8 million or 28% from 2001. Interest expense on deposits decreased by $5.6 million primarily due to declining interest rates during 2002 and 2001, while interest expense on short-term borrowings decreased by $48,000. Interest expense on long-term borrowings decreased by $132,000 due to the refinancing of the trust preferred securities during the second half of 2002. For the year 2002 the average interest rate paid decreased by 140 basis points compared to 2001.

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

      Average interest-bearing deposits comprised 76% in both 2002 and 2001, and 84% in 2000, of the Company's total funding sources, with the balance comprised of short- and long-term funding.

      The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 4.12%, 3.79% and 3.98% for the years ended December 31, 2002, 2001 and 2000, respectively.

Rate/Volume Analysis

      The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the years ended December 31, 2002 and 2001 compared to the prior years. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes that are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.

                                                      Full Year 2002                        Full Year 2001
                                                Compared to Full Year 2001             Compared to Full Year 2000
                                                    Increase(Decrease)                     Increase(Decrease)
                                            ----------------------------------     ----------------------------------
                                             Volume        Rate         Net         Volume        Rate         Net
                                            --------     --------     --------     --------     --------     --------
                                                                         (In Thousands)
Interest Earned On:
  Loans ................................    $  2,398     $ (2,308)    $     90     $  2,580     $ (1,632)    $    948
  Investment securities ................       1,414       (2,004)        (590)          26         (748)        (722)
  Other earning assets .................        (182)      (1,060)      (1,242)       1,420         (329)       1,091
                                            --------     --------     --------     --------     --------     --------
     Total earning assets ..............    $  3,630     $ (5,372)    $ (1,742)    $  4,026     $ (2,709)    $  1,317
                                            ========     ========     ========     ========     ========     ========

Interest Paid On:
  Savings and interest-bearing deposits     $    807     $ (1,182)    $   (375)    $    650     $   (322)    $    328
  Time deposits ........................      (1,206)      (4,050)      (5,256)      (1,623)        (775)      (2,398)
  Borrowings (1) .......................         402         (582)        (180)       2,612         (709)       1,903
                                            --------     --------     --------     --------     --------     --------
      Total interest-bearing liabilities    $      3     $ (5,814)    $ (5,811)    $  1,639     $ (1,806)    $   (167)
                                            ========     ========     ========     ========     ========     ========

(1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and trust preferred securities.

Provision for Loan and Lease Losses

      The Company recorded a provision for loan and lease losses of $996,000 in 2002 compared with $885,000 in 2001 and $1.0 million in 2000. Management of each Bank Subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

      The Bank Subsidiaries will continue to monitor their allowances for loan and leases losses and make future adjustments to the allowances through the provision for possible loan losses as economic conditions dictate. Although the Bank Subsidiaries maintain their loan loss allowances at levels they consider adequate to provide for the inherent risk of loss in their loan portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.In addition, the Bank Subsidiaries' determinations as to the amount of their allowances for possible loan losses are subject to review by the FDIC and the Department, as part of their examination processes. Such reviews may result in the establishment of an additional allowance based upon those regulators' judgments after a review of the information available at the times of their examinations.

Non-interest Income

      Non-interest income was $7.2 million in 2002, representing 21% of total income (net interest income plus non-interest income), compared with $6.5 million and 23%, respectively, in 2001. The increase of $676,000 or 10% over 2001 is primarily due to increases in gains on sales of investment securities and all other income. Gains on sale of investment securities increased by $558,000 and all other income increased by $179,000. Included in the increase of all other income is $124,000 in gains on sale of assets as a result of the sale of the MasterCard portfolio in early 2002. Other income for 2002 also included $306,000 in rental income and $354,000 in automated teller machine service fees.

      Total non-interest income was $6.5 million in 2001 and represented 23% of total income (net interest income plus non-interest income) compared with $6.2 million and 23%, respectively, in 2000. The increase of $348,000 or 6% over 2000 is primarily due to increases in service charges on deposit accounts, gains on sales of investment securities and leasing income offsetting decreases in other commission and fees and gain on sale of assets. Service charges on deposit accounts increased by $437,000, gains on sale of investment securities increased by $526,000 and gain on sale of leases increased by $243,000 while other commission and fees declined $416,000 and gain on sale of assets declined by $517,000. The majority of such increases resulted from the overall growth of the Company. Included in all other income for 2001 is $274,000 in rental income and $288,000 in automated teller machine service fees.

Non-interest Expenses

      Total non-interest expenses increased $3.0 million or 16% to $21.7 million in 2002 compared with 2001.While management continues to emphasize expense control, the year to year increase in expenses is attributable to the continued growth of the Company, its investment in technology and the need to attract and retain high-caliber employees. Of the total increase of $3.0 million, increases in salaries and employee benefits accounted for $1.3 million, a write off of the unamortized deferred financing cost from the issuance of trust preferred securities in 1997 accounted for $1.0 million, increases in regulatory, professional and other fees accounted for $652,000, increases in other operating expenses accounted for $566,000, increases in occupancy and equipment expense accounted for $139,000, and offset by a decrease in office expense of $31,000 and in amortization of intangible assets of $777,000 as a result of the adoption of a new accounting standards prohibiting the further amortization of goodwill.

      Total non-interest expenses in 2001 increased $374,000 or 2% to $18.7 million compared with 2000. The level of operating expenses during 2001 was favorably impacted by management's commitment to control increases in non-interest expenses. While management continued to emphasize expense control, the year to year increase in expenses was attributable to the Company's continued growth, its investment in technology and its need to attract and retain high-caliber employees. Of the total increase, salaries and employee benefits accounted for $509,000, other operating expenses accounted for $137,000 and office expenses accounted for $48,000, offset in part by decreases in occupancy and equipment expense of $114,000 and regulatory and professional fees of $215,000. The decrease in occupancy and equipment expense was attributable to a decline in depreciation expense resulting from certain fully depreciated fixed assets. The decrease in regulatory and professional fees resulted from a decline in legal expenses.

Income Taxes

      The Company recorded income tax provisions of $3.4 million, $3.2 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's effective rate was 31%, 34% and 37% for the years ended December 31, 2002, 2001 and 2000, respectively. The net decreases in the effective rate are due to tax planning strategies partially offset by nondeductible amortization of goodwill prior to 2002.

Financial Condition

      The Company's performance for 2002 was highlighted by loan growth, particularly in the commercial mortgage portfolio. At December 31, 2002, the Company's total assets were $719.9 million, an increase of $58.4 million or 8% over December 31, 2001. Gross loans increased by $32.7 million reflecting increased loan demand. Investment securities increased by $40.3 million, while federal funds sold and interest bearing due from banks decreased by $6.0 million and $4.4 million, respectively. The increase in loans and investments were supported by increases in total deposits and FHLB advances.

      A key element of the Company's consistent performance is its strong capital base. The Company's risk-based capital ratios at December 31, 2002 were 10.58% and 13.77% for Tier 1 Capital and total risk-based capital, respectively, substantially exceeding the minimum requirements under regulatory guidelines. The Company's return on average equity in 2002 was 15.29% compared to 14.18% in 2001.

      At December 31, 2001, the Company's total assets were $660.8 million, an increase of $53.5 million or 9% over December 31, 2000. Gross loans increased by $37.4 million reflecting increased loan demand. Investment securities and interest-bearing due from banks increased by $13.8 million and $9.1 million, respectively. These increases were related to increases in total deposits and FHLB advances. Federal funds sold decreased by $12.1 million.

Investment Securities

      At December 31, 2002, the investment securities portfolio amounted to $192.2 million, an increase of $40.3 million or 27% over December 31, 2001. The increase was primarily related to liquidity arising from deposit growth. Investment securities at December 31, 2001 decreased by $13.8 million or 10% over December 31, 2000. The decrease was primarily related to maturities and principal paydowns and the subsequent use of proceeds to meet loan demand. The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 2002, 2001 and 2000.

                                                                          December 31
                                       --------------------------------------------------------------------------
                                                2002                      2001                      2000
                                       ----------------------    ----------------------    ----------------------
                                                                    (In Thousands)
                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                         Cost         Value        Cost         Value        Cost         Value
                                       ---------    ---------    ---------    ---------    ---------    ---------
   Available-for-sale
   U.S. Treasury and U.S. Government
     agencies securities............   $  22,823    $  23,237    $  21,288    $  21,712    $  65,768    $  65,684
   State and political subdivisions.       4,536        4,595        7,279        7,253        5,446        5,426
   Other debt and equity securities.      25,860       29,413       23,796       26,679       16,802       18,306
   Mortgage-backed securities ......     128,057      129,630       93,860       94,568       45,188       45,176
                                       ---------    ---------    ---------    ---------    ---------    ---------
        Total available-for-sale ...   $ 181,276    $ 186,875    $ 146,223    $ 150,212    $ 133,204    $ 134,592
                                       ---------    ---------    ---------    ---------    ---------    ---------
   Held-to-maturity
   U.S. Treasury and U.S. Government
     agencies securities............   $   1,000    $   1,003    $   1,000    $     950    $   1,000    $     791
   State and political subdivisions.       4,120        4,120          185          186          870          870
   Mortgage-backed securities ......         200          204          509          521        1,691        1,695
                                       ---------    ---------    ---------    ---------    ---------    ---------
        Total held-to-maturity .....   $   5,320    $   5,327    $   1,694    $   1,657    $   3,561    $   3,356
                                       ---------    ---------    ---------    ---------    ---------    ---------
        Total investment securities.   $ 186,596    $ 192,202    $ 147,917    $ 151,869    $ 136,765    $ 137,948
                                       =========    =========    =========    =========    =========    =========

      During 2002, the Company realized net gains of $1.2 million from the sale of $22.6 million in investment securities. In 2001, the Company realized net gains of $633,000 from the sale of $17.6 million in investment securities. Included in shareholders' equity at December 31, 2002 is accumulated other comprehensive income in the amount of $3.4 million, an increase of $1.0 million or 42% over the end of 2001. The Company has no investment securities held for trading purposes at December 31, 2002.

      The following table shows the average yields, amortized costs and fair values of the Company's investment securities by maturity.

                                                         December 31, 2002
                                                ----------------------------------
                                                 Average    Amortized      Fair
                                                  Yield        Cost        Value
                                                ---------   ---------    ---------
                                                       (Dollars in Thousands)
Available-for-sale
Due in one year or less ..................         3.83%    $   8,771    $   8,815
Due after one year through 5 years .......         3.91        12,798       13,176
Due after five years through 10 years ....         4.47         1,157        1,172
Due after ten years ......................         3.94         4,633        4,669
Mortgage-backed securities ...............         4.73       128,057      129,630
Other debt and equity securities .........         n.a.        25,860       29,413
                                                            ---------    ---------
   Total available-for-sale ..............                  $ 181,276    $ 186,875
                                                            =========    =========

Held-to-maturity

Due in one year or less ..................         1.83%    $   4,120    $   4,120
Due after five years through 10 years ....         5.08         1,000        1,003
Mortgage-backed securities ...............         6.21           200          204
                                                            ---------    ---------
     Total held-to-maturity ..............                  $   5,320    $   5,327
                                                            ---------    ---------
     Total investment securities .........                  $ 186,596    $ 192,202
                                                            =========    =========

Loan Portfolio

      Loan growth during 2002 occurred primarily in loans secured by nonresidential properties and commercial loans. The growth reflected the Company's aggressive business development programs and capitalizing upon new opportunities. The gross loan portfolio at December 31, 2002 totaled $444.1 million, an increase of $32.7 million over the December 31, 2001 reported amount. Average loan volume for 2002 increased $31.6 million, while the average yield on loans decreased by 59 basis points from 2001 as a result of declining interest rates.

      Loans outstanding of $411.4 million at December 31, 2001 increased $37.4 million from year-end 2000 primarily due to increased loan demand in the Company's primary market areas. The following table summarizes the components of the gross loan portfolio at the dates indicated.

                                                                                       December 31,
                                                                 -----------------------------------------------------------
                                                                   2002        2001         2000         1999         1998
                                                                 --------    --------     --------     --------     --------
                                                                                       (In Thousands)
    Loans secured by one-to-four-family residential
    properties..............................................     $142,677    $146,450     $145,310     $141,072      $57,586
    Loans secured by multi-family residential properties....       12,861      13,039       15,049       13,750        8,899
    Loans secured by nonresidential properties..............      203,501     181,959      149,304      140,200      100,687
    Loans to individuals....................................        8,843       8,491       10,639        9,405       10,609
    Commercial loans........................................       33,859      38,467       32,212       27,680       19,902
    Construction loans......................................       24,339      14,054       13,014       10,024        5,163
    Lease financing receivables.............................       17,058       7,306        7,912        3,122        1,205
    Other loans.............................................          957       1,643          532        1,782        2,069
                                                                 --------    --------     --------     --------     --------
     Total gross loans......................................     $444,095    $411,409     $373,972     $346,935     $206,120
                                                                 ========    ========     ========     ========     ========

      The following table sets forth the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 2002. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

                                                                       December 31, 2002
                                                          --------------------------------------------
                                                           Within      1 - 5       Over 5
                                                           1 year      Years       Years       Total
                                                          --------    --------    --------    --------
Loans with predetermined interest rates:                                 (In Thousands)

Loans secured by nonresidential properties ...........    $ 10,979    $ 22,767    $ 12,379    $ 46,125
Commercial loans .....................................       3,481      12,649         169      16,299
Lease financing receivables ..........................       2,213      14,378         467      17,058
Real estate construction .............................       2,955         805          --       3,760
                                                          --------    --------    --------    --------
 Total loans with predetermined interest rates .......    $ 19,628    $ 50,599    $ 13,015    $ 83,242

Loans with floating interest rates:
Loans secured by nonresidential properties ...........       8,842      10,316     138,218     157,376
Commercial loans .....................................      11,278       4,266       2,016      17,560
Construction loans ...................................      10,623       9,588         368      20,579
                                                          --------    --------    --------    --------
 Total loans with floating interest rates ............      30,743      24,170     140,602     195,515
                                                          --------    --------    --------    --------
               Total gross loans .....................    $ 50,371    $ 74,769    $153,617    $278,757
                                                          ========    ========    ========    ========

      At December 31, 2002 no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.

Asset Quality

      Various degrees of risk are associated with substantially all investing activities. The senior lending officers of BCB, GCBank and RCB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these policies and procedures. Nonperforming assets include past due, nonaccrual and renegotiated and other real estate loans. Since lending is concentrated within the local market area, nonperforming loans and leases were also made primarily to customers operating in that area. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions that reduce credit demand among qualified borrowers, are also important determinants of the risk inherent in lending.

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

      Management has noted that the asset quality has recently shown some deterioration in loans and lease financing receivables portfolios. However, the Company maintains more than adequate reserves and believes additional reserves are not required. It will continue to monitor both portfolios closely. Management has also restructured the terms of certain loans to accommodate changes in the financial condition of borrowers. A typical concession would be a reduction in the currently payable interest rate to one that is lower than the current market rate for new debt with similar risks; interest foregone would be deferred until maturity.

      The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated:

                                                                           December 31,
                                                        ------     ------     ------     ------     ------
                                                         2002       2001       2000       1999       1998
                                                        ------     ------     ------     ------     ------
                                                                      (Dollars in Thousands)
Nonaccruing loans and leases .......................    $2,767     $1,373     $1,281     $1,678     $1,657
Renegotiated loans .................................       295        545        845        606        416
                                                        ------     ------     ------     ------     ------
    Total nonperforming loans and leases ...........     3,062      1,918      2,126      2,284      2,073
Loans past due 90 days and accruing ................       587         34         54        248        461
Other real estate ..................................        --        175         --        467        495
                                                        ------     ------     ------     ------     ------
    Total nonperforming assets .....................    $3,649     $2,127     $2,180     $2,999     $3,029
                                                        ======     ======     ======     ======     ======

Nonperforming loans and leases to total gross loans.       .69%       .47%       .57%       .66%      1.01%
Nonperforming assets to total gross loans and other
   real estate owned ...............................       .82%       .52%       .58%       .86%      1.47%
Nonperforming assets to total assets ...............       .51%       .32%       .36%       .53%       .81%
Allowance for loan and lease losses to nonperforming
   loans ...........................................    238.34%    329.51%    266.09%    216.86%    170.04%

      Nonperforming loans and leases increased by $1.1 million at December 31, 2002 compared to December 31, 2001. Of the total increase, $937,000 is attributable to the reclassification of certain lease financing receivables from current to nonaccruing status. Nonperforming loans and leases decreased by $208,000 at December 31, 2001 compared to December 31, 2000. The decrease is primarily due to the reclassification of certain loans from nonaccruing to current loans coupled with current to renegotiated status. If the nonaccruing loans in 2002, 2001 and 2000 had continued to pay interest, interest income during those years would have increased by $135,000, $45,000 and $67,000, respectively.

      Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans when there is a doubt as to whether the borrowers will comply with the original loan repayment terms and allocates specific reserves against them. At December 31, 2002, 2001 and 2000, such loans totaled $4.9 million, $5.1 million and $7.2 million with allowances of $1.5 million, $833,000 and $855,000, respectively, specifically allocated to them.

      Foreign Loans. The Company has no foreign loans or any other foreign exposure.

Allowance for Loan and Lease Losses

      The allowance for loan and lease losses increased by $978,000 to $7.3 million at December 31, 2002 compared to the end of the prior year. At December 31, 2001 the allowance for loan and lease losses was $6.3 million compared to $5.7 million at December 31, 2000, an increase of $600,000. The allowance for loan and lease losses is increased periodically through charges to earnings in the form of a provision for loan and lease losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. Management believes that although chargeoffs may occur in the future, adequate reserves have been provided.

      The Company maintains an allowance for loan and lease losses at an amount considered adequate by management to provide for potential credit losses based upon periodic evaluation of the risk characteristics of the loan portfolio. Management reviews the adequacy of the allowance on a monthly basis. In doing so, it takes into consideration factors such as actual versus estimated losses, regional and national economic conditions, portfolio concentration and the impact of government regulations. The Company makes specific allocations to impaired loans and for doubtful or watchlist loans, an allocated reserve based on historical trends and an unallocated portion. The Company consistently applies the following comprehensive methodology.

      The first category of reserves consists of specific allocation of the allowance for doubtful or watchlist loans. This allocation is established for specific commercial and industrial loans, real estate development loans, and construction loans, which have been identified by bank management as being high-risk loan assets. These loans are assigned a doubtful risk-rating grade based solely on nonperformance according to their payment terms and there is reason to believe that repayment of the loan principal in whole or part is unlikely. The specific allocation of the allowance is the total amount of potential unconfirmed losses for these individual doubtful or watchlist loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

      The second category of reserves consists of the allocated portion of the allowance. This is determined by taking the loan portfolios outstanding and creating individual loan pools for commercial loans, real estate loans and construction loans and various types of loans to individuals that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within each pool of the portfolio. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor which may cause future losses to deviate from historical levels.

      Finally, the Company also maintains an unallocated allowance that is used to cover any factors or condition that may cause a potential loan loss but are not specifically identifiable. Management considers an unallocated portion of the allowance as necessary irrespective of how detailed an analysis of potential loan losses is performed because these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. Management believes the allowance for loan and lease losses and nonperforming loans and leases was at an acceptable level at December 31, 2002.

      The following table represents transactions affecting the allowance for loan and lease losses for the periods indicated.

                                                                              Years ended December31,
                                                           ----------------------------------------------------------------
                                                             2002          2001          2000          1999          1998
                                                           --------      --------      --------      --------      --------
                                                                                (Dollars in Thousands)
Balance at beginning of year ..........................    $  6,320      $  5,657      $  4,953      $  3,525      $  2,731
Charge-offs:
   Commercial .........................................        (160)         (224)         (108)         (102)           (5)
   Lease financing receivables ........................         (52)          (39)           --            --            --
   Real estate - mortgages ............................         (47)           (7)         (198)           --           (31)
   Installment loans to individuals ...................          (3)           (8)          (49)          (45)          (34)
   Credit cards and related plans .....................         (36)          (42)          (60)          (59)          (53)
                                                           --------      --------      --------      --------      --------
                                                               (298)         (320)         (448)         (206)         (123)
                                                           --------      --------      --------      --------      --------

Recoveries:
   Commercial .........................................          66            73            18            59           376
   Lease Financing Receivables ........................           7            --            --            --            --
   Real estate - mortgages ............................         165             3            69            50            11
   Installment loans to individuals ...................          26            12             7             4             5
   Credit cards and related plans .....................          16            10            10            12             5
                                                           --------      --------      --------      --------      --------
                                                                280            98           104           125           397
                                                           --------      --------      --------      --------      --------

Net recoveries (charge-offs) ..........................         (18)         (222)         (345)          (81)          274
Provision for loan losses .............................         996           885         1,048           885           520
Adjustment(1) .........................................          --            --            --           624            --
                                                           --------      --------      --------      --------      --------
Balance at end of year ................................    $  7,298      $  6,320      $  5,657      $  4,953      $  3,525
                                                           ========      ========      ========      ========      ========

Ratio of net recoveries (charge-offs) during the period
   to average loans outstanding during the period .....       (0.00%)       (0.07%)       (0.10%)       (0.03%)        0.15%

(1) Allowance for loan and lease losses acquired from First Savings Bank of Little Falls in 1999.

Allocation of the Allowance for Loan and Lease Losses

      The following table sets forth the allocation of the allowance for loan and lease losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                     At December 31,
                                 ----------------------------------------------------------------------------------------
                                           2002                         2001                           2000
                                 --------------------------   --------------------------   ------------------------------

                                                     % of                         % of                             % of
                                                     Loans                        Loans                            Loans
                                                      to                           to                               to
                                           % of      Total              % of      Total                % of        Total
                                 Amount  Allowance   Loans    Amount  Allowance   Loans    Amount    Allowance     Loans
                                 ------  ---------   ------   ------  ---------   ------   ------    ---------     ------
                                                                 (Dollars in Thousands)
Balance at end of
 Period allocable to:

Commercial and non-
   residential properties .....  $3,576         49%      54%  $3,388         53%      54%  $1,745         31%          48%

Leased financing receivable ...   1,416          4        4      132          2        2       87          2            2

Construction ..................     278          4        5      164          3        3      107          2            3

Loans secured by 1-4 families .   1,521         21       35    1,918         30       39    1,999         35           44

Loans to individuals ..........      47          1        2      292          5        2      343          6            3

Unallocated reserves ..........     460         21       --      426          7       --    1,376         24           --
                                 ------  ---------   ------   ------  ---------   ------   ------     ------       ------

Total allowance for loan and
   lease losses ...............  $7,298        100%     100%  $6,320        100%     100%  $5,657        100%         100%
                                 ======  =========   ======   ======  =========   ======   ======     ======       ======



                                                          At December 31,
                                -------------------------------------------------------------------
                                              1999                              1998
                                --------------------------------   --------------------------------
                                                         % of                               % of
                                                         Loans                              Loans
                                                          to                                 to
                                             % of        Total                  % of        Total
                                 Amount    Allowance     Loans      Amount    Allowance     Loans
                                ---------  ---------   ---------   ---------  ---------   ---------
                                                      (Dollars in Thousands)
Balance at end of
 Period allocable to:

Commercial and non-
   residential properties ....  $   1,558         32%         48%  $   1,467         43%         59%

Leased financing receivable ..         56          1           1          --         --          --

Construction .................        115          2           3          49          1           2

Loans secured by 1-4 families       2,183         44          45         919         26          34

Loans to individuals .........        264          5           3         369         10           5

Unallocated reserves .........        777         16          --         721         20          --
                                ---------  ---------   ---------   ---------  ---------   ---------

Total allowance for loan and
   lease losses ..............  $   4,953        100%        100%  $   3,525        100%        100%
                                =========  =========   =========   =========  =========   =========

Deposits

      A certain portion of the Company's liquidity is funded through its deposit sources. At December 31, 2002 total deposits were $544.1 million, an increase of $59.4 million or 12% over 2001. Of the total increase, increases in demand deposits, interest bearing and savings deposits accounted for $17.9 million, $21.7 million and $28.6 million, respectively, while time deposits less than $100,000 and time deposits greater than $100,000 decreased by $7.1 million and $1.6 million, respectively. The majority of such increases were a result of aggressive marketing efforts. The $9.7 million decrease in time deposits was a result of maturity run off. Total deposit sources were $484.6 million at December 31, 2001, an increase of $19.4 million compared with December 31, 2000. Non interest-bearing, interest-bearing demand deposits and savings deposits increased by $12.0 million, $30.8 million and $13.2 million, respectively, while time deposits decreased by $36.7 million. The decrease in time deposits during 2001 resulted from maturity run off.

      The following table summarizes the average yield/rate of the components of average deposit liabilities for the years indicated.

                                                                     Years ended December 31,
                                          -------------------------------------------------------------------------------
                                                         Average                     Average                     Average
                                            2002        Yield/Rate      2001       Yield/Rate       2000       Yield/Rate
                                          --------      ----------    --------     ----------     --------     ----------
                                                                      (Dollars in Thousands)
      Non interest-bearing..........      $135,840           -0-      $113,203          -0-       $103,209           -0-
      Savings and interest-bearing..       224,630         1.40%       166,916        2.11%        135,953         2.34%
      Time..........................       154,577         3.14        192,952        5.24         223,834         5.59
                                          --------         ----       --------        ----        --------         ----
                                          $515,047         1.55%      $473,071        2.88%       $462,996         3.39%
                                          ========         ====       ========        ====        ========         ====

Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.

                                                             At December
                                                              31, 2002
                                                           --------------
                                                           (In Thousands)
Three months or less.................................         $ 17,435
Over three months through six months.................            5,531
Over six months through twelve months................           10,298
Over twelve months...................................            3,927
                                                              --------
                                                              $ 37,191
                                                              --------

Federal Home Loan Bank Advances

      At December 31, 2002 Federal Home Loan Bank ("FHLB") advances totaled $80.0 million, an increase of $10.0 million compared with December 31, 2001. The Company considers FHLB advances as an added source of funding and accordingly executed transactions during 2002 to meet its funding needs. The FHLB advances have varying terms and interest rates.

Short-Term Borrowings

      As of December 31, 2002, securities sold under agreements to repurchase were $11.7 million. Short-term borrowings include various other borrowings, which generally have maturities of less than one year. The details of these categories for the last three years are presented below (in thousands):

                                                                                 Years ended December 31,
                                                                           ----------------------------------
                                                                             2002         2001         2000
                                                                           --------     --------     --------
Securities sold under repurchase agreements and federal funds purchased
    Balance at year-end ...............................................    $ 11,728     $ 22,347     $ 17,020
    Average during the year ...........................................      15,276       17,326       15,201
    Maximum month-end balance .........................................      26,545       64,010       40,420
    Weighted average rate during the year .............................        1.42%        3.32%        5.64%
    Rate at December 31 ...............................................        1.01%        1.67%        5.52%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      On June 28, 2002 GCB Capital Trust II (the "2002 Trust") was formed for the purpose of issuing Trust Preferred Securities. Through the 2002 Trust, the Company issued 2,300,000 Trust Preferred Securities, $10 face value for a total proceeds of $23.0 million. On July 9, 2002 the underwriters exercised their overallotment option to purchase an additional 100,000 securities at the face value of

$10 for total proceeds of $1.0 million. The securities have an annual distribution rate of 8.45% payable quarterly. The securities mature on June 30, 2032 but are callable at the Company's option on or after June 30, 2007. During July 2002 the Company used the net proceeds of $23.0 million from the above transaction to redeem the 920,000 shares of 10% Trust Preferred Securities, $25 face value, issued by the Company in 1997. The remaining $1.0 million was used for general corporate purposes.

Interest Rate Sensitivity

      Banks are concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which assets and liabilities are interest rate sensitive and by monitoring the institution's interest rate sensitivity gap. An asset or liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. The Bank Subsidiaries monitor their gaps on a monthly basis, primarily their six-month and one-year maturities, and work to maintain their gaps within a range of 10% to (25)%.

      The Company had a positive one-year gap position with respect to its exposure to interest rate risk at December 31, 2002. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

      The following table summarizes, as of December 31, 2002, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                          Due within     Four to       One to       Two to
                                               Three      Twelve          Two         Five    Over Five
                                              Months      Months        Years        Years        Years       Total  Fair Value
                                          ----------    --------     --------     --------    ---------    --------  ----------
                                                                         (Dollars in Thousands)
Rate-sensitive assets:
 Investment securities and interest
 deposits
From banks..........................$       $ 34,122    $ 56,462     $ 40,457     $ 30,070     $ 40,523    $201,634    $201,581
                                 Rate           3.49%       3.88%        4.38%        4.40%        4.33%       4.08%
 Federal funds sold ................$         17,700          --           --           --           --      17,700      17,700
                                 Rate           1.19%         --           --           --           --       1.19%

Total loans net of unearned income..$         94,647      49,773       61,150      164,276       73,496     443,342     450,097
                                                5.99%       7.20%        7.57%        7.62%        7.27%      7.16%
                                 Rate       --------    --------     --------     --------     --------    --------
  Total rate-sensitive assets........       $146,469    $106,235     $101,607     $194,346     $114,019    $662,676    $669,438
Rate-sensitive liabilities                  ========    ========     ========     ========     ========    ========

Interest-bearing demand deposits....$       $ 67,439    $  2,272     $ 19,683     $ 45,213     $ 15,993    $150,600    $150,600
                                 Rate           1.00%       1.78%        0.92%        0.64%        0.67%       0.86%
Savings deposits....................$         29,935         217       13,778       32,941       19,163      96,034      96,034
                                 Rate           1.45%       1.29%        1.33%        0.56%        1.29%       1.10%
Time deposits.......................$         46,140      84,867       13,103       14,617            3     158,730     159,764
                                 Rate           2.29%       2.59%        3.51%        3.92%        5.30%       2.70%
Total borrowings (1)................$          6,431          32       15,046        5,158       89,061     115,728     131,928
                                 Rate           1.56%       6.70%        4.35%        4.93%        6.11%       5.57%
                                            --------    --------     --------     --------     --------    --------
  Total rate sensitive liabilities...       $149,945    $ 87,388     $ 61,610     $ 97,929     $124,220    $521,092    $538,326
                                            ========    ========     ========     ========     ========    ========

Interest rate sensitivity gap........         (3,476)     18,847       39,997       96,417      (10,201)
Interest rate sensitivity gap as a
percentage
  Total rate sensitive assets........         (0.52%)       2.84%        6.04%       14.55%      (1.54%)
Cumulative interest rate sensitivity
gap..................................         (3,476)     15,371       55,368      151,785      141,584
                                            ========    ========     ========     ========     ========
Cumulative interest rate sensitivity
gap as a
  Percentage of total rate sensitive
  assets.............................         (0.52%)       2.22%        8.36%       22.90%       21.37%

(1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and trust preferred securities

Liquidity

      The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been highly liquid and its liquid funds have been more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions.

Management expects this high liquidity trend to continue until overall economic conditions improve and loan demand rises.

      Sources of liquidity at December 31, 2002 totaled $238.8 million or 33% of total assets, consisting of investment securities of $192.2 million and $46.6 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity at December 31, 2001 totaled $212.8 million or 32% of total assets, consisting of investment securities of $151.9 million and $60.9 million in cash and cash equivalents and interest-bearing due from banks.

      The following table sets forth the Company's contractual obligations and other commitments requiring potential cash outflows as of December 31, 2002:

                                                        Less than   One to Two     Three to   After Five
                                                         One year        years   Five years        Years        Total
                                                       ----------   ----------   ----------   ----------      --------
Remaining contractual maturities on time deposits...     $131,007      $13,103      $14,617      $     3      $158,730
Total Borrowings....................................        6,463        5,045       10,219       94,000       115,728
Minimum annual rental payments......................          652          611        1,396        1,307         3,966
Loan commitments....................................       93,009           --       21,061           --       114,070
Standby letters of credit...........................        2,374           --           --           --         2,374
                                                         --------      -------      -------      -------      --------
Total...............................................     $233,505      $18,760      $47,293      $95,310      $394,868
                                                         ========      =======      =======      =======      ========

      The Company currently does not have any unconsolidated subsidiaries or special purpose entities. The Company has no capital leases.

Capital Resources

      The Company's primary regulator, the Federal Reserve Board (Federal Reserve), which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2002 the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy purposes were 4% and 8%, respectively.

      In addition to the risk-based capital guidelines discussed above, the Federal Reserve requires that a bank holding company which meets that regulator's highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. The Federal Reserve evaluates minimum leverage ratios for each entity through the ongoing regulatory examination process. The Bank Subsidiaries' primary regulator, the FDIC, has also issued regulations establishing similar risk-based and leverage capital ratios that apply separately to each bank.

      The following table presents the risk based and leverage capital ratios for the Company and each Bank Subsidiary as of December 31, 2002 and 2001.

                                                                                                         To Be Well-Capitalized
                                                                                                              Under Prompt
                                                                                   For Capital              Corrective Action
                                                        Actual                  Adequacy Purposes              Provisions
                                                -----------------------     ------------------------    ----------------------
                                                 Amount         Ratio         Amount          Ratio       Amount        Ratio
                                                --------       --------     ----------       -------    ---------     --------
                                                                           (Dollars in Thousands)
        As of December 31, 2002
         Total capital (to risk-weighted
         assets)
           Greater Community Bancorp......      $68,402          13.77%      $39,734           8.00%         N/A          N/A
           Greater Community Bank.........       33,139          10.78        24,592           8.00      $30,741        10.00%
           Bergen Commercial Bank ........       15,280          10.11        12,090           8.00       15,113        10.00
           Rock Community Bank............        5,354          19.46         2,201           8.00        2,751        10.00
        Tier 1 capital (to risk-weighted
         assets)
           Greater Community Bancorp......       52,543          10.58        19,867           4.00          N/A          N/A
           Greater Community Bank.........       29,285           9.53        12,296           4.00       18,444         6.00
           Bergen Commercial Bank.........       13,388           8.86         6,045           4.00        9,068         6.00
           Rock Community Bank............        5,010          18.21         1,100           4.00        1,651         6.00
        Tier 1 capital (to average assets)
           Greater Community Bancorp......       52,543           7.38        28,488           4.00          N/A          N/A
           Greater Community Bank.........       29,285           6.50        18,012           4.00       22,515         5.00
           Bergen Commercial Bank.........       13,388           6.39         8,387           4.00       10,484         5.00
           Rock Community Bank............        5,010          13.11         1,528           4.00        1,910         5.00

        As of December 31, 2001
        Total capital (to risk-weighted
        assets)
           Greater Community Bancorp......      $60,607          13.89%      $34,915           8.00%         N/A          N/A
           Greater Community Bank.........       31,165          11.52        21,646           8.00      $27,057        10.00%
           Bergen Commercial Bank ........       13,433          10.20        10,533           8.00       13,166        10.00
           Rock Community Bank............        5,047          15.57         2,593           8.00        3,241        10.00
        Tier 1 capital (to risk-weighted
        assets)
           Greater Community Bancorp......       46,713          10.70        17,457           4.00          N/A          N/A
           Greater Community Bank.........       27,773          10.26        10,823           4.00       16,234         6.00
           Bergen Commercial Bank.........       11,786           8.95         5,266           4.00        7,899         6.00
           Rock Community Bank............        4,783          22.66           844           4.00        1,267         6.00
        Tier 1 capital (to average assets)
           Greater Community Bancorp......       46,713           7.23        25,861           4.00          N/A          N/A
           Greater Community Bank.........       27,773           6.66        16,681           4.00       20,852         5.00
           Bergen Commercial Bank.........       11,786           6.41         7,354           4.00        9,193         5.00
           Rock Community Bank............        4,783          15.57         1,229           4.00        1,536         5.00

New Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which removes acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

      SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Currently, the Company does record compensation expense in its results for operations for stock options granted, as permitted by APB No. 25 Accounting for Stock Issued to Employees. For entities that use the intrinsic value method under APB No. 25, to account for employee stock compensation for any period presented, their accounting policies note should include certain disclosures. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002, which are included in the Company's consolidated financial statements for the year ended December 31, 2002. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.

Impact of Inflation and Changing Prices

      The Company's consolidated financial statements and notes thereto presented elsewhere in this Report have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). US GAAP requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

                                                                                              December 31,
                                                                                        -----------------------
                                                                                           2002          2001
                                                                                        ---------     ---------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing .....................................    $  19,433     $  23,297

FEDERAL FUNDS SOLD .................................................................       17,700        23,700
                                                                                        ---------     ---------
         Total cash and cash equivalents ...........................................       37,133        46,997
DUE FROM BANKS - Interest-bearing ..................................................        9,439        13,877
INVESTMENT SECURITIES - Available-for-sale .........................................      186,875       150,212
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
    $5,327 and $1,657 at December 31, 2002 and 2001, respectively) .................        5,320         1,694
                                                                                        ---------     ---------
                                                                                          192,195       151,906
LOANS ..............................................................................      444,095       411,409
 Allowance for loan and lease losses ...............................................       (7,298)       (6,320)
 Unearned income ...................................................................         (753)         (839)
                                                                                        ---------     ---------
         Net loans .................................................................      436,044       404,250
PREMISES AND EQUIPMENT, net ........................................................        7,850         6,905
ACCRUED INTEREST RECEIVABLE ........................................................        3,131         3,214
BANK OWNED LIFE INSURANCE ..........................................................       12,448        11,837
GOODWILL ...........................................................................       11,574        11,574
OTHER ASSETS .......................................................................       10,053        10,279
                                                                                        ---------     ---------
TOTAL ASSETS .......................................................................    $ 719,867     $ 660,839
                                                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
 Non interest-bearing ..............................................................    $ 138,679     $ 120,838
 Interest-bearing ..................................................................      150,600       128,882
 Savings ...........................................................................       96,034        67,458
 Time Deposits less than $100 ......................................................      121,539       132,599
 Time Deposits $100 and over .......................................................       37,191        34,846
                                                                                        ---------     ---------
         Total deposits ............................................................      544,043       484,623

FHLB ADVANCES ......................................................................       80,000        70,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE .....................................       11,728        22,347
ACCRUED INTEREST PAYABLE ...........................................................        1,877         2,799
OTHER LIABILITIES ..................................................................        6,721        11,958
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT ..............................................................       24,000        23,000
                                                                                        ---------     ---------
         Total liabilities .........................................................      668,369       614,727
                                                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
 Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,021,102
   and 6,708,402 shares outstanding at December 31, 2002 and 2001, respectively ....        3,511         3,354
 Additional paid-in capital ........................................................       42,856        38,040
 Retained earnings .................................................................        1,721         2,321
 Accumulated other comprehensive income ............................................        3,410         2,397
                                                                                        ---------     ---------
    Total shareholders' equity .....................................................       51,498        46,112
                                                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................    $ 719,867     $ 660,839
                                                                                        =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

                                                                           For the Years Ended
                                                                               December 31,
                                                                     --------------------------------
                                                                       2002        2001        2000
                                                                     --------    --------    --------
INTEREST INCOME:
  Loans, including fees .........................................    $ 32,040    $ 31,950    $ 31,002
  Investment securities .........................................       8,057       8,647       9,369
  Federal funds sold and deposits with banks ....................         936       2,178       1,087
                                                                     --------    --------    --------
         Total interest income ..................................      41,033      42,775      41,458

INTEREST EXPENSE:
  Deposits ......................................................       7,998      13,629      15,699
  Short-term borrowings .........................................       4,520       4,568       2,665
  Long-term borrowings ..........................................       2,168       2,300       2,300
                                                                     --------    --------    --------
         Total interest expense .................................      14,686      20,497      20,664
                                                                     --------    --------    --------

NET INTEREST INCOME .............................................      26,347      22,278      20,794

PROVISION FOR LOAN AND LEASE LOSSES .............................         996         885       1,048
                                                                     --------    --------    --------
    Net interest income after provision for loan and lease losses      25,351      21,393      19,746

NON-INTEREST INCOME:
  Service charges on deposit accounts ...........................       2,440       2,460       2,023
  Other commission and fees .....................................         707         716       1,132
  Gain on sale of investment securities .........................       1,191         633         107
  Gain on sale of assets ........................................          --          --         517
  Gain made on sale of leases ...................................       1,152       1,180         937
  Bank owned life insurance .....................................         611         615         532
  All other income ..............................................       1,090         911         919
                                                                     --------    --------    --------
         Total non-interest income ..............................       7,191       6,515       6,167
                                                                     --------    --------    --------
NON-INTEREST EXPENSES:
  Salaries and employee benefits ................................      10,942       9,649       9,140
  Occupancy and equipment .......................................       3,195       3,056       3,170
  Regulatory, professional and other fees .......................       1,996       1,344       1,559
  Amortization of intangibles ...................................          --         777         777
  Computer services .............................................         424         386         377
  Office expenses ...............................................       1,132       1,053       1,005
  Write off of deferred securities issuance costs ...............       1,022          --          --
  Other operating expenses ......................................       2,965       2,399       2,262
                                                                     --------    --------    --------
         Total non-interest expenses ............................      21,676      18,664      18,290
                                                                     --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES ........................      10,866       9,244       7,623

PROVISION FOR INCOME TAXES ......................................       3,353       3,164       2,793
                                                                     --------    --------    --------
NET INCOME ......................................................    $  7,513    $  6,080    $  4,830
                                                                     ========    ========    ========
Net income per share - basic ....................................    $   1.07    $   0.87    $   0.70
                                                                     ========    ========    ========
Net income per share - diluted ..................................    $   1.01    $   0.83    $   0.68
                                                                     ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands)

                                                                                                                Accumulated
                                                      Common Stock             Additional                          Other
                                                -------------------------        Paid-in         Retained       Comprehensive
                                                  Shares       Par Value         Capital         Earnings       Income (loss)
                                                ---------    ------------     ------------     ------------     -------------
BALANCE, January 1, 2000 ...............           6,032     $      3,016     $     31,891     $      1,636     $    (1,141)
                                                ========     ============     ============     ============     ============
 Net income - 2000 .....................              --               --               --            4,830               --
 5% stock dividend .....................             300              151            2,402           (2,553)              --
 Issuance of common stock - dividend
  Reinvestment plan ....................              60               29              460               --               --
 Exercise of stock options .............              22               10              167               --               --
 Cash dividends ........................              --               --               --           (1,844)
 Other comprehensive income, net of ....              --               --               --
  Reclassification adjustments and taxes              --               --               --               --            1,966
 Total comprehensive income ............                               --               --
 Purchase of treasury stock ............              --               --               --               --               --
Retirement of treasury stock ...........             (96)             (47)            (742)              --               --
                                                --------     ------------     ------------     ------------     ------------
BALANCE, December 31, 2000 .............           6,318     $      3,159     $     34,178     $      2,069     $        825
                                                ========     ============     ============     ============     ============
 Net income - 2001 .....................              --               --               --            6,080               --
 5% stock dividend .....................             314              157            3,495           (3,652)              --
 Issuance of common stock - dividend
  Reinvestment plan ....................              40               20              390               --               --
 Exercise of stock options .............              84               42              461               --               --
 Cash dividends ........................              --               --               --           (2,176)
 Other comprehensive income, net of
  Reclassification adjustments and taxes              --               --               --               --            1,572
 Total comprehensive income ............              --
 Purchase of treasury stock ............              --               --               --               --               --
 Retirement of treasury stock ..........             (48)             (24)            (484)              --               --
                                                --------     ------------     ------------     ------------     ------------
BALANCE, December 31, 2001 .............           6,708     $      3,354     $     38,040     $      2,321     $      2,397
                                                ========     ============     ============     ============     ============
 Net income - 2002 .....................              --               --               --            7,513               --
 5% stock dividend .....................             335              168            5,266           (5,434)              --
 Exercise of stock options .............              68               34              683               --               --
 Cash dividends ........................              --               --               --           (2,679)              --
 Other comprehensive income, net of
  reclassification adjustments and taxes              --               --               --               --            1,013
 Total comprehensive income ............              --
 Purchase of treasury stock ............              --               --               --               --               --
 Retirement of treasury stock ..........             (90)             (45)          (1,133)              --               --
                                                --------     ------------     ------------     ------------     ------------

BALANCE, December 31, 2002 .............           7,021     $      3,511     $     42,856     $      1,721     $      3,410
                                                ========     ============     ============     ============     ============


                                                                                   Total
                                              Treasury        Comprehensive    Shareholders'
                                                Stock            Income           Equity
                                            -------------     -------------    -------------
BALANCE, January 1, 2000 ...............    $          --                      $      35,402
                                            =============                      =============

 Net income - 2000 .....................               --     $       4,830            4,830
 5% stock dividend .....................               --                                 --
 Issuance of common stock - dividend
  Reinvestment plan ....................               --                                489
 Exercise of stock options .............               --                                177
 Cash dividends ........................               --                             (1,844)
 Other comprehensive income, net of
  Reclassification adjustments and taxes               --             1,966            1,966
 Total comprehensive income ............                      $       6,766
                                                              =============
 Purchase of treasury stock ............             (789)                              (789)
Retirement of treasury stock ...........              789                                 --
                                            -------------                      -------------
BALANCE, December 31, 2000 .............    $          --                      $      40,231
                                            =============                      =============
 Net income - 2001 .....................               --     $       6,080            6,080
 5% stock dividend .....................               --                                 --
 Issuance of common stock - dividend
  Reinvestment plan ....................               --                                410
 Exercise of stock options .............               --                                503
 Cash dividends ........................               --                             (2,176)
 Other comprehensive income, net of
  Reclassification adjustments and taxes               --             1,572            1,572
                                                              -------------
 Total comprehensive income ............                      $       7,652
                                                              =============
 Purchase of treasury stock ............             (508)                              (508)
 Retirement of treasury stock ..........              508                                 --
                                            -------------                      -------------

BALANCE, December 31, 2001 .............    $          --                      $      46,112
                                            =============                      =============
 Net income - 2002 .....................               --     $       7,513            7,513
 5% stock dividend .....................               --                                 --
 Exercise of stock options .............               --                                717
 Cash dividends ........................               --                             (2,679)
 Other comprehensive income, net of
  reclassification adjustments and taxes               --             1,013            1,013
                                                              -------------
 Total comprehensive income ............                      $       8,526
                                                              =============
 Purchase of treasury stock ............           (1,178)                            (1,178)
 Retirement of treasury stock ..........            1,178                                 --
                                            -------------                      -------------

BALANCE, December 31, 2002 .............    $          --                      $      51,498
                                            =============                      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                              For the Years Ended
                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                         2002          2001          2000
                                                                                      ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ......................................................................    $   7,513     $   6,080     $   4,830
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..................................................        1,248         2,094         2,278
  Amortization of premium (accretion of discount) on securities, net .............        1,472           194           (72)
  Gain on sale of assets .........................................................         (124)           --          (517)
  Gain on sale of securities, net ................................................       (1,191)         (633)         (107)
  Loss on sale of securities, trading account ....................................            9            --            --
  Provision for loan and lease losses ............................................          996           885         1,048
  Deferred income tax benefit ....................................................         (655)         (580)         (491)
  Decrease (increase) in accrued interest receivable .............................          (83)        1,253          (642)
  Decrease (increase) in Bank owned life insurance and other assets ..............          268        (2,808)        3,361
  (Decrease) increase in accrued interest and other liabilities ..................       (6,159)        2,948         4,799
                                                                                      ---------     ---------     ---------
Net cash provided by operating activities ........................................        3,294         9,433        14,487
                                                                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Available-for-sale investment securities -
  Purchases ......................................................................     (161,124)     (127,143)      (19,180)
  Sales ..........................................................................       22,646        17,655         1,371
  Maturities .....................................................................      101,815        93,868        27,417
 Held-to-maturity investment securities -
  Purchases ......................................................................       (4,120)           --            --
  Maturities .....................................................................          494         1,867         5,394
 Net decrease (increase) in interest-bearing deposits with banks .................        4,438        (9,086)        5,884
 Net increase in loans ...........................................................      (31,775)      (38,112)      (25,576)
 Capital expenditures ............................................................       (2,193)       (1,556)         (835)
                                                                                      ---------     ---------     ---------
       Net cash used in investing activities .....................................      (69,819)      (62,507)       (5,525)
                                                                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts ................................................       59,420        19,378         4,611
 (Decrease) increase in securities sold under agreement to repurchase ............      (10,619)        5,327           617
 Proceeds from long-term FHLB advances ...........................................       10,000        20,000        25,000
 Proceeds from issuance of subordinated debt .....................................       24,000            --            --
 Repayment of subordinated debt ..................................................      (23,000)           --            --
 Dividends paid ..................................................................       (2,679)       (2,176)       (1,844)
 Proceeds from exercise of stock options .........................................          717           503           177
 Proceeds from the issuance of common stock, net of costs ........................           --           410           489
 Purchases of treasury stock .....................................................       (1,178)         (508)         (789)
 Other, net ......................................................................           --            --          (131)
                                                                                      ---------     ---------     ---------
      Net cash provided by financing activities ..................................       56,661        42,934        28,130
                                                                                      ---------     ---------     ---------
      Net (decrease) increase in cash and cash equivalents .......................       (9,864)      (10,140)       37,092

CASH AND CASH EQUIVALENTS, beginning of year .....................................       46,997        56,292        19,200
                                                                                      ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of year ...........................................    $  37,133     $  46,997     $  56,292
                                                                                      =========     =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Greater Community Bancorp ("the Company"), through its subsidiary banks Greater Community Bank ("GCBank"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units primarily through fifteen full service offices located in Bergen, Passaic and Morris Counties, New Jersey.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary of GCBank, engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties. Greater Community Financial, LLC ("GCF"), a wholly-owned New Jersey limited liability company located in Clifton, New Jersey, is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Security Dealers.

      The Bank Subsidiaries compete with other banking and financial institutions in their primary market communities, including financial institutions with resources substantially greater than their own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies may be considered competitors with respect to one or more services they render.

      The Company, Bank Subsidiaries and GCF are subject to regulation and periodic examination by certain state and federal agencies. As a consequence of the extensive regulation of commercial banking and related financial activities, their respective businesses are particularly susceptible to being affected by state and federal legislation and regulations.

BASIS OF FINANCIAL PRESENTATION

      The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GCBank, BCB, RCB, GCB Realty, LLC, GCF, Greater Community Services, Inc., GCBank's wholly-owned subsidiaries, Great Falls Investment Company and HCC, and BCB's wholly-owned subsidiaries, BCB Investment Company. Each of the investment companies, in turn, has a wholly-owned Delaware subsidiary that holds and manages its investment securities. All significant intercompany accounts and transactions have been eliminated.

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

      The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan and lease losses and intangible assets. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

      Substantially all outstanding goodwill resulted from the acquisition of First Savings Bancorp of Little Falls, Inc. ("First Savings"), a Passaic County institution which had developed a compelling, if not predominant, market position of being the small business bank in Passaic County. As a result of First Savings' market penetration, the Company had formulated its own strategy to create such a "market role". Accordingly, implicit in the Company's purchase of the First Savings franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

      Statement on Financial Accounting Standards (SFAS) No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic area, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

      The Company applies the aggregation criteria set forth under SFAS No. 131 for its Bank subsidiaries operating segments to create one reportable segment, "Community Banking". All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the Company's activities supports the other activities. For example, a bank's commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

INVESTMENT SECURITIES

      The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company did not engage in securities trading before 2002. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

      During the first quarter of 2002 the Company opened a trading account for selected investment securities. These debt or equity securities are held for resale and classified as trading account securities and reported at fair value. Realized and unrealized gain or losses are recorded in other income as trading revenue. As of December 31, 2002 the Company did not have any investment securities designated as trading.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company's adoption of SFAS No. 133, as amended, did not have a material impact on its financial condition or results of operations.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

      Loans that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unearned loan fees, and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans are charged against the allowance for loan and lease losses when management believes that the collectibility of principal is unlikely. The allowance for loan and lease losses is maintained at a level that management considers adequate to provide for loan and lease losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of losses in the loan portfolio after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year management makes credit reviews of the loan portfolio designed to identify potential charges to the allowance.

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

      The Company follows SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in this standard.

      The Company accounts for its transfers and servicing assets in accordance with SFAS No. 140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities", which SFAS No. 140 revised the accounting for the securitization of other transfers of financial assets and collateral. This standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125.SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

      During 2001 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. This SAB provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Company's consolidated financial position or results of operations.

PREMISES AND EQUIPMENT

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

      The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a significant impact on the Company's consolidated financial condition or results of operations.

BANK OWNED LIFE INSURANCE

      The Company invests in bank-owned life insurance (BOLI). BOLI involves the Company's purchase of insurance on the lives of a chosen group of employees. The Company is the owner and beneficiary of the policies.

GOODWILL

      Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all outstanding goodwill resulted from the acquisition of First Savings in 1999 and, through 2001, was being amortized over 20 years on a straight-line basis. Goodwill at December 31, 2002 and 2001 was approximately $11,574,000. The amortization expense charged to income was $777,000 for the years ended December 31, 2001and 2000. Amortization expense was not charged to income for 2002 as a result of the adoption of SFAS No. 142.

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. This SFAS modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment of goodwill during its transitional impairment testing and has not recorded any transitional goodwill impairment loss as a result of the adoption of SFAS. No. 142.

      The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with SFAS No. 142.

                                                                For the years ended December 31,
                                                                --------------------------------
                                                                 2002        2001         2000
                                                                ------      ------       ------
                                                                   (In Thousands except for
                                                                  earnings per share amounts)
Reported net income....................................         $7,513      $6,080       $4,830
Add back goodwill amortization.........................             --         777          777
                                                                ------      ------       ------
Adjusted net income....................................         $7,513      $6,857       $5,607
                                                                ======      ======        =====
Basic earnings per share
Reported basic earnings per share......................          $1.07      $ 0.87        $0.70
Goodwill amortization..................................             --        0.11         0.11
                                                                ------      ------        -----
Adjusted basic earnings per share......................          $1.07      $ 0.98        $0.81
                                                                ======      ======        =====
Diluted earnings per share
Reported basic earnings per share......................         $ 1.01      $ 0.83        $0.68
Goodwill amortization.................................              --        0.11         0.11
                                                                ------      ------        -----
Adjusted basic earnings per share......................         $ 1.01      $ 0.94        $0.79
                                                                ======      ======        =====

DEFERRED FINANCING COSTS

      Deferred financing costs related to the issuance of subordinated debt are being amortized over the life of the instruments and are included in other assets. The unamortized balances at December 31, 2002 and 2001 were approximately $1,072,000 and $1,043,000, respectively. In 2002, the Company wrote off deferred financing costs of $1,022,000 related to the issuance of the 1997 Trust Preferred Securities.

INCOME TAXES

      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax bases of assets acquired and acquired net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

STATEMENTS OF CASH FLOWS

      Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. Cash paid for income taxes was $4.3 million,$3.2 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash paid for interest was $15.6 million, $21.7 million and $16.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $311,000, $297,000 and $235,000, respectively.

STOCK BASED COMPENSATION

      The Company follows the disclosure provisions for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation". This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      At December 31, 2002, the Company has four stock-based employee and director compensation plans, which are more fully described in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee and director compensation.

                                                                                                     Year ended December 31,
                                                                                           ----------------------------------------
                                                                                             2002             2001            2000
                                                                                           -------           ------          ------
                                                                                           (In Thousands, except per share amounts)
                 Net income.........................................      As reported       $7,513           $6,080          $4,830
                 Less: stock-based compensation costs determined
                  Under fair value-based method for all awards......                         (243)            (240)           (227)
                                                                                            ------           ------          ------
                                                                          Pro forma         $7,270           $5,840          $4,603
                                                                                            ======           ======          ======

                 Earnings per share of common stock - basic.........      As reported        $1.07            $0.87           $0.70
                                                                          Pro forma          $1.04            $0.84           $0.60
                 Earnings per share of common stock-diluted.........      As reported        $1.01            $0.83           $0.68
                                                                          Pro forma          $0.98            $0.80           $0.65

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yields of 2.5%, 2.6% and 3.0%; expected volatility of 34%, 38% and 38%; risk-free interest rates of 5.82%, 5.46% and 5.63%; and expected lives of five and ten years.

NET INCOME PER SHARE

      Basic earnings per-share exclude dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares and per share information in the financial statements has been adjusted retroactively for the effect of stock split and stock dividends.

COMPREHENSIVE INCOME

      The Company follows the disclosure provisions of SFAS No. 130, "Reporting Comprehensive Income." This SFAS establishes a standard for reporting comprehensive income, which includes net income as well as certain other items that result in a change to shareholders' equity during the period.

      The income tax effects allocated to comprehensive income are as follows:

                                         December 31, 2002               December 31, 2001                December 31, 2000
                                   ------------------------------  ------------------------------  -------------------------------
                                     Before       Tax        Net     Before       Tax       Net      Before       Tax        Net
                                      Tax     (Expense)   Of Tax      Tax     (Expense)   of Tax      Tax     (Expense)    of Tax
                                    Amount     Benefit    Amount    Amount     Benefit    Amount    Amount     Benefit     Amount
                                   ---------  --------   --------  ---------  ---------  --------  ---------  ---------   --------
Unrealized gains on investment
securities:
  Unrealized holding gains
  arising during period..........    $2,792     $(1,064)   $1,728    $3,234     $(1,282)   $1,952    $3,440     $(1,410)    $2,030
Less reclassification adjustment
  For gains realized in net
     income......................     1,191        (476)      715       633        (253)      380       107         (43)        64
                                     ------       -----    ------    ------     -------    ------   ------      -------     ------
Other comprehensive income, net..    $1,601       $(588)   $1,013    $2,601     $(1,029)   $1,572   $3,333      $(1,367)    $1,966
                                     ======       =====    ======    ======     =======    ======   ======      =======     ======

RECLASSIFICATIONS

      Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the classifications used in 2002.

NOTE 2 - INVESTMENT SECURITIES

      The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                           December 31,
                                    -------------------------------------------------------------------------------------------
                                                        2002                                         2001
                                    --------------------------------------------  ---------------------------------------------
                                                Gross       Gross                             Gross       Gross
                                    Amortized Unrealized  Unrealized     Fair     Amortized Unrealized  Unrealized     Fair
                                      Cost       Gains      Losses       Value      Cost       Gains      Losses       Value
                                    --------- ----------  ----------   ---------  --------- ----------  ----------   ---------
Available-for-sale (In Thousands)
U.S. Treasury and U.S. Government
   agencies securities ...........  $  22,823  $     426   $     (12)  $  23,237  $  21,288  $     436   $     (12)  $  21,712
State and political
   Subdivisions ..................      4,536         59          --       4,595      7,279         --         (26)      7,253
Other debt and equity
   Securities ....................     25,860      4,157        (604)     29,413     23,796      3,657        (774)     26,679
Mortgage-backed securities:
       FHLMC .....................     63,250        797         (73)     63,974     50,052        447         (87)     50,412
       FNMA ......................     43,444        584         (10)     44,018     23,842        245         (62)     24,025
       Other .....................     21,363        280          (5)     21,638     19,966        188         (23)     20,131
                                    ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                                      128,057      1,661         (88)    129,630     93,860        880        (172)     94,568
                                    ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
Total Available-for-sale .........  $ 181,276  $   6,303   $    (704)  $ 186,875  $ 146,223  $   4,973   $    (984)  $ 150,212
                                    =========  =========   =========   =========  =========  =========   =========   =========
Held-to-maturity
U.S. Treasury and  U.S. Government
   agencies securities ...........  $   1,000  $       3   $      --   $   1,003  $   1,000  $      --   $     (50)  $     950
State and political
   Subdivisions ..................      4,120         --          --       4,120        185          1          --         186
Mortgage-backed securities:
       FHLMC .....................        200          4          --         204        502         12          --         514
       FNMA ......................         --         --          --          --          7         --          --           7
                                    ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                                          200          4          --         204        509         12          --         521
                                    ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
Total Held-to-maturity ...........  $   5,320  $       7   $      --   $   5,327  $   1,694  $      13   $     (50)  $   1,657
                                    =========  =========   =========   =========  =========  =========   =========   =========

      The amortized cost and fair value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized         Fair
                                                              Cost        Value
                                                         ---------    ---------
                                                             (In Thousands)
Available-for-sale

Due in one year or less .............................    $   8,771    $   8,815
Due after one year through five years ...............       12,798       13,176
Due after five years through ten years ..............        1,157        1,172
Due after ten years .................................        4,633        4,669
Mortgage-backed securities ..........................      128,057      129,630
Other debt and equity securities ....................       25,860       29,413
                                                         ---------    ---------

                                                         $ 181,286    $ 186,875
                                                         =========    =========
Held-to-maturity
Due in one year or less .............................    $   4,120    $   4,120
Due after five years through ten years ..............        1,000        1,000
Mortgage-backed securities ..........................          200          204
                                                         ---------    ---------
                                                         $   5,320    $   5,324
                                                         ---------    ---------
                                                         $ 186,596    $ 192,202
                                                         =========    =========

      Proceeds from sales of available-for-sale securities for the years ended December 31, 2002, 2001 and 2000 were $22.6 million, $17.7 million and $1.4 million, respectively. Gross gains of $1.2 million, $633,000 and $107,000 were realized on these sales for the years ended December 31, 2002, 2001 and 2000, respectively. Gross losses were not significant for such years.

      Securities with a carrying value of$79.0 million and $73.7 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

NOTE 3 - LOANS

      Major classifications of loans are as follows:

                                                                       December 31,
                                                                 ----------------------
                                                                      2002         2001
                                                                 ---------    ---------
                                                                      (In Thousands)
Loans secured by one- to four-family residential properties .    $ 142,677    $ 146,450
Loans secured multi-family residential properties ...........       12,861       13,039
Loans secured by nonresidential properties ..................      203,501      181,959
Loans to individuals ........................................        8,843        8,491
Commercial loans ............................................       33,859       38,467
Construction loans ..........................................       24,339       14,054
Lease financing receivables .................................       17,058        7,306
Other loans .................................................          957        1,643
                                                                 ---------    ---------
                                                                 $ 444,095    $ 411,409
                                                                 =========    =========

      The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                                     December 31,
                                                                             ----------------------------
                                                                                 2002      2001      2000
                                                                             --------  --------  --------
                                                                                    (In Thousands)
Nonaccrual loans and leases .............................................    $  2,767  $  1,373  $  1,281
Renegotiated loans ......................................................         295       545       845
                                                                             --------  --------  --------

Total nonperforming loans and leases ....................................    $  3,062  $  1,918  $  2,126
                                                                             ========  ========  ========
Loans past due 90 days and accruing .....................................    $    587  $     34  $     54
                                                                             ========  ========  ========
Gross interest income which would have been recorded under original terms    $    135  $     45  $     67
                                                                             ========  ========  ========

      The balance of impaired loans was $2.5 million, $1.4 million and $1.1 million at December 31, 2002, 2001 and 2000, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $1.1 million,$549,000 and $196,000 at December 31, 2002, 2001 and
2000, respectively. The average recorded investment in impaired loans was $1.7 million, $1.3 million and $1.4 million at December 31, 2002, 2001 and 2002, respectively. The income recognized on impaired loans for 2002, 2001 and 2000 was $105,000, $45,000 and $67,000, respectively. The Bank

Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash method when the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation. If both of these factors do not exist, the Bank Subsidiaries do not recognize income.

      The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2002, loans outstanding to these related parties amounted to $15.8 million. During 2002 there were new loans to related parties of $4.3 million and repayments of $4.4 million. All such loans were current as to principal and interest payments at December 31, 2002.

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the allowance for loan and lease losses is as follows:

                                                                               Years ended December 31,
                                                                             ----------------------------
                                                                                 2002      2001      2000
                                                                             --------  --------  --------
                                                                                    (In Thousands)
Balance at beginning of year ............................................    $  6,320  $  5,657  $  4,953
Provision charged to operations .........................................         996       885     1,048
Charge-offs .............................................................        (298)     (320)     (448)
Recoveries ..............................................................         280        98       104
                                                                             --------  --------  --------
Balance at end of year ..................................................    $  7,298  $  6,320  $  5,657
                                                                             ========  ========  ========

NOTE 5 - PREMISES AND EQUIPMENT

      Premises and equipment consist of the following:

                                                                                          December 31,
                                                                  Estimated          -----------------------
                                                                 Useful Lives            2002           2001
                                                               ----------------      --------       --------
                                                                                          (In Thousands)
             Land...........................................        Indefinite       $  1,531       $  1,531
             Buildings and improvements.....................     5 to 20 years          4,994          4,244
             Furniture, fixtures and equipment..............     3 to 10 years          6,177          5,037
             Leasehold improvements.........................     3 to 40 years          2,442          2,145
                                                                                     --------       --------
             Less accumulated depreciation and amortization.                           15,144         12,957
                                                                                       (7,294)        (6,052)
                                                                                     --------       --------
                                                                                     $  7,850       $  6,905
                                                                                     ========       ========

      Depreciation and amortization expense was $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 6 - DEPOSITS

      At December 31, 2002, the schedule of maturities of certificates of deposit is as follows (in thousands):

                      2003 ..........................................          $131,007
                      2004 ..........................................            13,103
                      2005...........................................            12,998
                      2006...........................................               976
                      2007...........................................               646
                                                                               --------
                                                                               $158,730
                                                                               ========

NOTE 7 - DEBT

Short-Term Borrowings

      Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transaction. Short-term borrowings consist of various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below:

                                                                                              Years ended December 31,
                                                                                            ------------------------------
                                                                                              2002       2001       2000
                                                                                            --------    -------    -------
                                                                                                    (In Thousands)
          Securities sold under repurchase agreements and federal funds purchased
             Balance at year-end...................................................         $ 11,728    $22,347    $17,020
             Average during the year...............................................           15,276     17,326     15,201
             Maximum month-end balance.............................................           26,545     64,010     40,420
             Weighted average rate during the year.................................             1.42%      3.32%      5.64%
             Rate at December 31...................................................             1.01%      1.67%      5.52%

Federal Home Loan Bank Advances

      The Company has a line of credit for $29.0 million with the Federal Home Loan Bank ("FHLB") which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2002 and 2001 there were no outstanding balances.

      At December 31, 2002 the Company had $80.0 million of advances from the FHLB. These advances are collateralized by certain first mortgage loans. The weighted average interest rate during 2002 was 5.17%. The FHLB advances mature as follows:

                      2003 ..........................................          $     --
                      2004 ..........................................                --
                      2005...........................................             5,000
                      2006...........................................                --
                      2007...........................................             5,000
                      Thereafter.....................................            70,000
                                                                                -------
                                                                                $80,000
                                                                                =======

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      In 1997 the Company issued $23.0 million of 10.00% junior subordinated debentures (the "1997 Debentures") to a Delaware business trust (the "1997 Trust") in which the Company owned all of the common equity. The 1997 Trust issued $23.0 million of Preferred Securities to investors, secured by the 1997 Debentures and the Company's guarantee. On July 8, 2002, the Company used the net proceeds from its sale of the 2002 Debentures to redeem the 1997 Debentures.

      On June 28, 2002, the Company issued $24.0 million of 8.45% junior subordinated debentures (the "2002 Debentures") due June 30, 2032 to GCB Capital Trust II (the "2002 Trust"), also a Delaware business trust whose equity securities are wholly-owned by the Company. The 2002 Debentures are the 2002 Trust's sole asset. The 2002 Trust issued 2,400,000 shares of trust preferred securities, $10 face value, for total proceeds of $24 million. The Company's obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the 2002 Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the 2002 Debentures in 2032. The ability of the Company's Bank Subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

NOTE 8 - INCOME TAXES

      The provision for income taxes was as follows:

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                               2002         2001         2000
                                                                             --------     --------     --------
                                                                                       (In Thousands)
Federal
 Current ................................................................    $  3,847     $  3,484     $  2,768
 Deferred ...............................................................        (498)        (440)        (372)
State
 Current ................................................................         161          260          516
 Deferred ...............................................................        (157)        (140)        (119)
                                                                             --------     --------     --------
                                                                             $  3,353     $  3,164     $  2,793
                                                                             ========     ========     ========

      The reconciliation of the provision for income taxes computed at the statutory federal rate was as follows:

                                                                               Years Ended December 31,
                                                                             ----------------------------
                                                                               2002      2001      2000
                                                                             --------  --------  --------
                                                                                    (In Thousands)
Tax at statutory federal rate ...........................................    $  3,694  $  3,143  $  2,591
Increase (reduction) in tax resulting from:
  Tax-exempt income .....................................................         (96)      (86)     (116)
  Amortization of intangible assets .....................................          --        36        37
  State income tax, net of federal benefit ..............................          18       104       278
  Other .................................................................        (263)      (33)        3
                                                                             --------  --------  --------
      Provision for income taxes ........................................    $  3,353  $  3,164  $  2,793
                                                                             ========  ========  ========

      The net deferred tax asset consists of the following:

                                                                              December 31,
                                                                          -------------------
                                                                            2002        2001
                                                                          -------     -------
                                                                            (In Thousands)
Allowance for loan and lease losses and other real estate ............    $ 3,085     $ 2,573
Interest income on nonaccrual loans ..................................        223         296
Depreciation and amortization ........................................        848         773
Acquired net operating loss carryforward .............................         30          70
Difference between book and tax basis of assets acquired .............        290         290
Unrealized holding (gains) on investment securities available-for-sale     (2,180)     (1,592)
Other ................................................................        196          15
                                                                          -------     -------
   Total net deferred tax asset (included in other assets) ...........    $ 2,492     $ 2,425
                                                                          =======     =======

      At December 31, 2002 the Company had a net operating loss carryforward for federal income tax purposes of approximately $978,000. This net operating loss carryforward originated from previous acquisitions. Subject to certain yearly limitations, the Company can utilize the preacquisition net operating loss carryforward to offset future consolidated taxable income. The net operating loss carryforwards, if unused, would expire in the years 2008 to 2010.

NOTE 9 - SHAREHOLDERS' EQUITY

      On July 31, 2002, the Company paid a 5% stock dividend on its common stock to shareholders of records on July 12, 2002. On July 31, 2001, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 13, 2001. On July 31, 2000, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 14, 2000.

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                                                                 For Year Ended December 31, 2002
                                                                          ----------------------------------------------
                                                                                 Income          Shares        Per Share
                                                                            (Numerator)   (Denominator)           Amount
                                                                          -------------  --------------  ---------------
                                                                              (In Thousands, except for per share data)
         Basic EPS
         Net income available to common stockholders.................            $7,513           7,030             $1.07

         Effect of Dilutive Securities
         Options.....................................................                --             442             (0.06)
                                                                                 ------           -----             -----
         Diluted EPS
         Net income available to common stockholders plus assumed
         conversions.................................................            $7,513           7,472             $1.01
                                                                                 ======           =====             =====


                                                                               For the Year Ended December 31, 2001
                                                                          ----------------------------------------------
                                                                                 Income          Shares        Per Share
                                                                            (Numerator)   (Denominator)           Amount
                                                                          -------------  --------------  ---------------
         Basic EPS
         Net income available to common stockholders.................            $6,080           6,978             $0.87

         Effect of Dilutive Securities
         Options.....................................................                --             308             (0.04)
                                                                                 ------           -----             -----

         Diluted EPS
         Net income available to common stockholders plus assumed
         conversions.................................................            $6,080           7,286             $0.83
                                                                                 ======           =====             =====


                                                                               For the Year Ended December 31, 2000
                                                                          ----------------------------------------------
                                                                                 Income          Shares        Per Share
                                                                            (Numerator)   (Denominator)           Amount
                                                                          -------------  --------------  ---------------
         Basic EPS
         Net income available to common stockholders.................            $4,830           6,971            $0.70

         Effect of Dilutive Securities
         Options.....................................................                --             153            (0.02)
                                                                                 ------           -----             -----

         Diluted EPS
         Net income available to common stockholders plus assumed
         conversions.................................................            $4,830           7,124            $0.68
                                                                                 ======           =====            =====

Options to purchase 192,594 shares of common stock from $8.30 - $9.49 per share were outstanding during 2000. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common stock.

NOTE 11 - STOCK BASED COMPENSATION

      In April 2001, the Company adopted two new stock option plans. The 2001 Employee Stock Option Plan (the "2001 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 330,750 shares are authorized to be granted under the 2001 Employee Plan. Options to acquire 116,025 shares were granted and outstanding under this Plan at December 31, 2002.

      The 2001 Stock Option Plan for Nonemployee Directors (the "2001 Directors
Plan) provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 61,740 shares are authorized to be granted under the 2001 Directors Plan. Options to acquire 58,212 shares were granted and outstanding at December 31, 2002.

      The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 560,291 shares were authorized to be granted under the 1996 Employee Plan. During 2000, options to acquire 78,146 shares were granted under this Plan. At December 31, 2002 and 2001, options to purchase a total of 396,179 and 460,149 shares, respectively, were outstanding under this Plan. As a result of the approval of the 2001 Employee Plan, no further options will be granted under the 1996 Employee Plan.

      The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. A total of 279,445 shares were authorized to be granted under the 1996 Directors Plan. During 1996, options to acquire 266,139 shares were granted under this Plan. At December 31, 2002 and 2001, options to purchase 354,438 and 256,902 shares were outstanding under this Plan.

      A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and the changes during the years ending on those dates is represented below.

                                                       2002                        2001                        2000
                                            --------------------------  --------------------------   -------------------------
                                                               Weighted-                   Weighted-                 Weighted-
                                                  Number       Average        Number       Average         Number      Average
                                                      Of      Exercise            of      Exercise             of     Exercise
                                                  Shares         Price        Shares         Price         Shares        Price
                                            ------------  ------------  ------------  ------------   ------------  -----------
     Outstanding, beginning of year.....         836,028         $6.91       823,143         $6.76        788,677        $6.40
     Granted............................          61,425         12.95       116,865          9.75         82,053         7.47
     Exercised..........................         (57,057)         7.78       (88,830)        10.08        (27,477)        7.76
     Terminated.........................         (15,543)         8.40       (15,150)         5.48        (15,110)        8.70
                                            ------------                ------------                 ------------
     Outstanding, end of year...........         824,853         $7.28       835,028         $6.91        823,143        $7.76
                                            ============                ============                 ============
     Options exercisable at year-end....         436,475                     324,000                      253,406
                                            ============                ============                 ============
     Weighted average fair value of
      Options granted during the year...                         $7.32                       $5.80                       $4.69
                                                          ============                ============                 ===========

      The following table summarizes information about options outstanding at December 31, 2002.

                                                        Options Outstanding                       Options Exercisable
                                             ---------------------------------------------    ----------------------------
                                                                 Weighted-
                                                                   Average       Weighted-                       Weighted-
                           Range of               Number         Remaining         Average         Number          Average
                          Exercise Prices    Outstanding  Contractual Life  Exercise Price    Outstanding   Exercise Price
                          ---------------    -----------  ----------------  -------------- --------------  ---------------
                          $5.74 - $8.53          675,353             $4.79           $6.53        409,427            $6.33
                                                 149,500              8.77           10.64         27,048             9.02
                                             -----------                                      -----------
                                                 824,853                                          436,475
                                             ===========                                      ===========


NOTE 12 - BENEFIT PLANS

EMPLOYEE 401(k) PLAN

      The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. The Company contributed approximately $645,000, $529,000 and $476,000 for 2002, 2001 and 2000,
respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

      The Company adopted two Supplemental Executive Retirement Plans ("SERPs") effective January 1999. The SERPs are designed to provide key executives a benefit equal to the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective subsidiary bank's funding of tax-qualified retirement plans (such as the 401(k) Plan). Under the SERPs, the amount of aggregate annual benefits to which the key executives would be entitled upon retirement at age 65 has been actuarially determined to be approximately $211,000. The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of insurance policies it purchased on the lives of these key executives.

DIRECTORS' RETIREMENT PLAN

      During 1999, the Company established a noncontributory nonqualified retirement plan for nonemployee directors of the Company and its subsidiaries ("Directors' Retirement Plan"). The Directors' Retirement Plan is designed to provide a benefit to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on the Board of which at least 5 years occur after establishment of that Plan. Each participant's Retirement Benefit is 75% of his projected annual board fees earned in the year prior to his normal retirement date. The annual payouts under this plan are based upon the individual director's retirement ages and range from approximately $5,000 to $68,000.

DEFERRED COMPENSATION PLAN

      Effective January 1999 the Company established a deferred compensation plan for certain directors of the Company ("Deferred Compensation Plan"). A participating director may defer payment of a specified amount up to 100% of monthly board fees. Amounts deferred earn interest at the rate of 10% per annum. At retirement, the benefit under the Deferred Compensation Plan is payable in the form of a monthly annuity for 10 years.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

      The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2012 and that contain certain renewal options. Rent expenses charged to operations approximated $766,000, $836,000 and $832,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in these amounts are $255,000 in 2002, $241,000 in 2001 and $226,000 in 2000, paid to a limited liability company of which the Company's chairman and chairman emeritus are members.

      As of December 31, 2002, future approximate minimum annual rental payments under these leases are as follows (in thousands):

    2003 ..........................................        $652
    2004 ..........................................         611
    2005...........................................         499
    2006...........................................         446
    2007...........................................         451
    Thereafter ....................................       1,307
                                                         ------
     Total.........................................      $3,966
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

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

      The Bank Subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the fanancing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank Subsidiaries have in particular classes of financial instruments.

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

      Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                             December 31,
                                                                                          -------------------
                                                                                            2002       2001
                                                                                          --------    -------
             Financial instruments whose contract amounts represent credit risk             (In Thousands)
              Commitments to extend credit.............................................   $114,070    $81,653
              Standby letters of credit and financial guarantees written...............      2,374      2,753

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

      Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee a customer's performance to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2002 varies up to 100%.

      The Bank Subsidiaries grant various commercial and consumer loans, primarily within the State of New Jersey. Although the Bank Subsidiaries have diversified loan portfolios, a substantial portion of their borrowers' ability to honor their loan payment obligations in a timely fashion is dependent on the success of the real estate industry. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between the Company and other institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

      The Company has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001 are outlined below.

      For cash and due from banks, the recorded book values of$37.1 million and $47.0 million at December 31, 2002 and 2001, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of$9.4 million and $13.9 million at December 31, 2002 and 2001, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan portfolio at December 31, 2002 and 2001 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

      The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 2002 and 2001.

                                                                     2002                      2001
                                                           ------------------------   ----------------------
                                                              Carrying    Estimated     Carrying   Estimated
                                                                Amount   Fair Value       Amount  Fair Value
                                                           -----------   ----------   ----------  ----------
                                                                              (In Thousands)
             Investment securities available-for-sale....     $186,875     $186,875     $150,212    $150,212
             Investment securities held-to-maturity......        5,320        5,327        1,694       1,657
             Loans, net..................................      436,044      450,097      404,250     407,445

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

      The following table describes the carrying amounts and estimated fair values of time deposits, federal funds purchased and securities sold under agreements to repurchase and FHLB advances at December 31, 2002 and 2001.

                                                                     2002                        2001
                                                          --------------------------   -------------------------
                                                              Carrying     Estimated     Carrying      Estimated
                                                                Amount    Fair Value       Amount     Fair Value
                                                          ------------  ------------   ----------   ------------
                                                                              (In Thousands)
           Time deposits................................      $158,730      $159,764     $167,445       $168,718
           Securities sold under agreements to repurchase       11,728        11,728       22,347         22,367
           FHLB Advances ...............................        80,000        96,200       70,000         81,015

      The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $24.0 million and $23.0 million at December 31, 2002 and 2001, respectively, approximates fair value.

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

NOTE 16 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

      New Jersey state law permits the payment of dividends from a bank subsidiary to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. GCBank had $12.9 million and $13.0 million as of December 31, 2002 and 2001; BCB had $4.2 million and $4.1 million as of December 31, 2002 and 2001, and RCB had $1.0 million and $1.2 million as of December 31, 2002 and 2001, respectively, of funds available for the payment of dividends to the Company.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets. Management believes the Company and the Bank Subsidiaries met all capital adequacy requirements to which they were subject as of December 31, 2002.

      As of December 31, 2002, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes no conditions or events have occurred since the most recent FDIC notification that have changed the category of the Company or any of the Bank Subsidiaries.

                                                                                             To Be Well-Capitalized
                                                                                                  Under Prompt
                                                                        For Capital            Corrective Action
                                                   Actual             Adequacy Purposes            Provisions
                                            --------------------     --------------------     --------------------
                                              Amount       Ratio       Amount       Ratio       Amount       Ratio
                                            --------     -------     --------     -------     --------     -------
                                                                    (Dollars in Thousands)
As of December 31, 2002

 Total capital (to risk-weighted assets)
   Greater Community Bancorp ...........    $ 68,402       13.77%    $ 39,734        8.00%         N/A         N/A
   Greater Community Bank ..............      33,139       10.78       24,592        8.00     $ 30,741       10.00%
   Bergen Commercial Bank ..............      15,280       10.11       12,090        8.00       15,113       10.00
   Rock Community Bank .................       5,354       19.46        2,201        8.00        2,751       10.00

Tier 1 capital (to risk-weighted assets)
   Greater Community Bancorp ...........      52,543       10.58       19,867        4.00          N/A         N/A
   Greater Community Bank ..............      29,285        9.53       12,296        4.00       18,444        6.00
   Bergen Commercial Bank ..............      13,388        8.86        6,045        4.00        9,068        6.00
   Rock Community Bank .................       5,010       18.21        1,100        4.00        1,651        6.00

Tier 1 capital (to average assets)
   Greater Community Bancorp ...........      52,543        7.38       28,488        4.00          N/A         N/A
   Greater Community Bank ..............      29,285        6.50       18,012        4.00       22,515        5.00
   Bergen Commercial Bank ..............      13,388        6.39        8,387        4.00       10,484        5.00
   Rock Community Bank .................       5,010       13.11        1,528        4.00        1,910        5.00

As of December 31, 2001

Total capital (to risk-weighted assets)
   Greater Community Bancorp ...........    $ 60,607       13.89%    $ 34,915        8.00%         N/A         N/A
   Greater Community Bank ..............      31,165       11.52       21,646        8.00     $ 27,057       10.00%
   Bergen Commercial Bank ..............      13,433       10.20       10,533        8.00       13,166       10.00
   Rock Community Bank .................       5,047       15.57        2,593        8.00        3,241       10.00

Tier 1 capital (to risk-weighted assets)
   Greater Community Bancorp ...........      46,713       10.70       17,457        4.00          N/A         N/A
   Greater Community Bank ..............      27,773       10.26       10,823        4.00       16,234        6.00
   Bergen Commercial Bank ..............      11,786        8.95        5,266        4.00        7,899        6.00
   Rock Community Bank .................       4,783       22.66          844        4.00        1,267        6.00

Tier 1 capital (to average assets)
   Greater Community Bancorp ...........      46,713        7.23       25,861        4.00          N/A         N/A
   Greater Community Bank ..............      27,773        6.66       16,681        4.00       20,852        5.00
   Bergen Commercial Bank ..............      11,786        6.41        7,354        4.00        9,193        5.00
   Rock Community Bank .................       4,783       15.57        1,229        4.00        1,536        5.00

NOTE 17 - CONDENSED FINANCIAL
          INFORMATION - PARENT COMPANY ONLY

      The condensed financial information of Greater Community Bancorp (parent company only) is as follows:

CONDENSED BALANCE SHEET

                                                                                          December 31,
                                                                                       ------------------
                                                                                        2002       2001
                                                                                       -------    -------
     ASSETS:                                                                             (In Thousands)
        Cash ......................................................................    $ 2,625    $ 2,076
        Investment securities available-for-sale ..................................     10,775      9,058
        Accrued interest receivable ...............................................         39         41
        Investment in subsidiaries ................................................     61,845     59,779
        Other assets ..............................................................      1,338      1,048
                                                                                       -------    -------
             Total assets .........................................................    $76,622    $72,002
                                                                                       =======    =======

     LIABILITIES AND SHAREHOLDERS' EQUITY:
        Guaranteed preferred beneficial interest in the Company's subordinated debt    $24,743    $23,711
        Other liabilities .........................................................        381      2,179
        Shareholders' equity ......................................................     51,498     46,112
                                                                                       -------    -------
             Total liabilities and shareholders' equity ...........................    $76,622    $72,002
                                                                                       =======    =======

CONDENSED STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                         --------------------------------
                                                           2002        2001        2000
                                                         --------     -------     -------
INCOME:                                                           (In Thousands)
   Equity in undistributedincome of Bank Subsidiaries    $    823     $ 3,350     $   948
   Dividends from Bank Subsidiaries .................       7,919       3,900       5,447
   Interest income ..................................         350         319         283
   Gain on sale of investment securities ............       1,121         337         107
                                                         --------     -------     -------
                                                           10,213       7,906       6,785
                                                         --------     -------     -------
EXPENSES:
   Interest on subordinated debt ....................       2,168       2,300       2,465
   Write off of deferred issuance costs .............       1,022          --          --
   Other expenses ...................................         205         172         262
                                                         --------     -------     -------
                                                            3,395       2,472       2,727
                                                         --------     -------     -------
        Income before income tax benefit ............       6,818       5,434       4,058
   Income tax benefit ...............................        (695)       (646)       (772)
                                                         --------     -------     -------
   Net income .......................................    $  7,513     $ 6,080     $ 4,830
                                                         ========     =======     =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                               ----------------------------------
                                                                                 2002         2001         2000
                                                                               --------     --------     --------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................    $  7,513     $  6,080     $  4,830
Adjustments to reconcile net income to cash provided by operating activities:
    Gain on sale of investment securities available-for-sale ..............      (1,121)        (337)        (107)
    (Increase) decrease in other assets ...................................         (35)         621          664
    Increase (decrease) in other liabilities ..............................        (392)         805          319
    Equity in undistributed income of subsidiaries ........................        (823)      (3,350)        (948)
                                                                               --------     --------     --------
       Net cash provided by operating activities ..........................       5,142        3,819        4,754
                                                                               --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities, available-for-sale .................      (2,867)        (697)      (1,550)
    Proceeds from the sale of investment securities, available-for-sale ...       2,150           --           --
    Payments for investments in and advances to subsidiaries ..............      (2,736)        (100)        (400)
    Proceeds from advances to Subsidiaries ................................       1,000           --        1,796
                                                                               --------     --------     --------
        Net cash (used in) investing activities ...........................      (2,453)        (797)        (154)
                                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment) from short-term debt ......................................          --           --       (1,990)
    Proceeds from issuance of common stock, net ...........................          --          410          489
    Proceeds from exercise of stock options ...............................         717          503          177
    Proceeds from the issuance of subordinated debt .......................      24,000           --           --
    Repayment of subordinated debt ........................................     (23,000)          --           --
    Dividends paid ........................................................      (2,679)      (2,176)      (1,844)
    Purchase of treasury stock ............................................      (1,178)        (508)        (789)
    Other, net ............................................................          --           38            3
                                                                               --------     --------     --------
         Net cash (used in) financing activities ..........................      (2,140)      (1,733)      (3,954)
                                                                               --------     --------     --------
         Net increase in cash and cash equivalents ........................         549        1,289          646
                                                                               --------     --------     --------
CASH AND CASH EQUIVALENTS, beginning of year ..............................       2,076          787          141

CASH AND CASH EQUIVALENTS, end of year ....................................    $  2,625     $  2,076     $    787
                                                                               ========     ========     ========

NOTE 18 - QUARTERLY
          FINANCIAL DATA (UNAUDITED)

      The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                        Three months ended
                                                     ---------------------------------------------------------
                                                     December 31     September 30      June 30        March 31
                                                     -----------     ------------    ------------   ----------
                                                             (In Thousands, except for per share data)
2002
   Interest income ...........................         $10,089         $10,443         $10,382         $10,119
   Interest expense ..........................           3,537           3,624           3,668           3,857
   Net interest income .......................           6,552           6,819           6,714           6,262
   Provision for loan and lease losses .......             335             223             217             221
   Non-interest income .......................           2,015           1,466           1,746           1,964
   Non-interest expense ......................           5,010           6,415           5,286           4,965
   Income before income taxes ................           3,222           1,647           2,957           3,040
   Net income ................................         $ 2,203         $ 1,177         $ 2,039         $ 2,094

   Average common shares outstanding - basic .           7,018           7,027           7,039           7,038
   Average common shares outstanding - diluted           7,459           7,484           7,477           7,403
Per share data
    Net income per common share - basic ......         $  0.31         $  0.17         $  0.29         $  0.30
    Net income per common share - diluted ....            0.30            0.16            0.27            0.28
2001
   Interest income ...........................         $10,362         $10,787         $10,825         $10,801
   Interest expense ..........................           4,430           5,199           5,364           5,504
   Net interest income .......................           5,932           5,588           5,461           5,297
   Provision for loan and lease losses .......             249             221             211             204
   Non-interest income .......................           2,099           1,444           1,589           1,383
   Non-interest expense ......................           4,649           4,718           4,683           4,614
   Income before income taxes ................           3,133           2,093           2,156           1,862
   Net income ................................         $ 2,044         $ 1,386         $ 1,431         $ 1,219
   Average common shares outstanding - basic .           7,026           6,958           6,962           6,969
   Average common shares outstanding - diluted           7,324           7,281           7,216           7,195

Per share data
    Net income per common share - basic ......         $  0.29         $  0.20         $  0.21         $  0.17
    Net income per common share - diluted ....            0.27            0.19            0.20            0.17

               Report Of Independent Certified Public Accountants

To the Board of Directors and Shareholders
Greater Community Bancorp

      We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/Grant Thornton LLP
Philadelphia, Pennsylvania
January 10, 2003

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A. Directors and Executive Officers: Information required by Items 401 and 405 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      B.    Other Significant Employees: Not applicable.

      C. Family Relationships: John L. Soldoveri, Chairman Emeritus of the Company, is the father of Robert C. Soldoveri, a director of both the Company and GCBank, and the uncle of Anthony M. Bruno, Jr., Chairman of the Company, GCBank and BCB. C. Mark Campbell, a director and Executive Vice President of the Company and President of BCB, is Mr. Bruno's brother-in-law.

      D.    Involvement in Certain Legal Proceedings: Not applicable.

Item 11 EXECUTIVE COMPENSATION

      Information required by Item 402 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      B. Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

      C. Changes in Control: Not applicable. The registrant knows of no contractual arrangements that may, at a future date, result in a change of control of the registrant.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by Item 404 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item  14 CONTROLS AND PROCEDURES

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

                                     PART IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      A. This report includes financial statements for the Company's fiscal year ended December 31, 2002.

      B.    Reports on Form 8-K.

            On October 23, 2002, the Company filed a Form 8-K reporting the rejection by 1st Constitution Bancorp's directors of the Company's offer to acquire 1st Constitution Bancorp.

            On October 23, 2002, the Company filed a second Form 8-K reporting its earnings for the first nine months and third quarter of 2002.

      C. Exhibits. An Exhibit Index has been filed as part of this Report on page E-1. Such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Greater Community Bancorp

Date: March 14, 2003            BY: /s/ George E. Irwin
                                        ---------------------------------------
                                        George E. Irwin
                                        President and Chief Executive Officer

Date: March 14, 2003            BY: /s/ Naqi A. Naqvi
                                        ---------------------------------------
                                        Naqi A. Naqvi
                                        Treasurer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 14, 2003            BY: /s/ George E. Irwin
                                        ---------------------------------------
                                        George E. Irwin
                                        President and Chief Executive Officer

Date: March 14, 2003            BY: /s/ Anthony M. Bruno, Jr.
                                        ---------------------------------------
                                        Anthony M. Bruno, Jr.
                                        Chairman of the Board

Date: March 14, 2003            BY: /s/ Charles J. Volpe
                                        ---------------------------------------
                                        Charles J. Volpe
                                        Director

Date: March 14, 2003            BY: /s/ C. Mark Campbell
                                        ---------------------------------------
                                        C. Mark Campbell
                                        Executive Vice President and Director

Date: March 14, 2003            BY: /s/ Joseph A. Lobosco
                                        ---------------------------------------
                                        Joseph A. Lobosco
                                        Director

Date: March 14, 2003            BY: /s/ Robert C. Soldoveri
                                        ---------------------------------------
                                        Robert C. Soldoveri
                                        Director

                                  CERTIFICATION

      I, George E. Irwin, certify that:

      1. I have reviewed this annual report on Form 10-K of Greater Community Bancorp (the "registrant").

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

BY: /s/ George E. Irwin
   ---------------------------------
        George E. Irwin
        President and Chief Executive Officer

                                  CERTIFICATION

      I, Naqi A. Naqvi, certify that:

      1. I have reviewed this annual report on Form 10-K of Greater Community Bancorp (the "registrant").

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

BY: /s/ Naqi A. Naqvi
   ---------------------------------
        Naqi A. Naqvi
        Treasurer and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K
                   For the fiscal year ended December 31, 2002

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

4.2 Form of Junior Subordinated Debenture Certificates for junior subordinated debentures (incorporated by reference to Exhibit 4.2 of Exhibits to Form S-2/A Registration Statement filed by GCB Capital Trust and Greater Community Bancorp under the Securities Act of 1933, Registration
      Nos. 333-26453-01, 333-26453, filed May 9, 1997).

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

10.4 Executive Supplemental Retirement Income Agreement for George E.Irwin dated as of January 1, 1999 among Great Falls Bank, George E.Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to
      Exhibit 10.4 to Form 10-K for the year ended December 31, 1999).

10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C.Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

10.6 Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000).

10.7 Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors Adopted February 20, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2000).

21    Subsidiaries of Registrant

23    Consent of Grant Thornton LLP

                   MARKET AND DIVIDEND INFORMATION (unaudited)

      The Company's common stock was held by approximately 1,027 holders of record on December 31, 2002, and is traded on the NASDAQ National Market under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of the 5% stock dividends paid in 2002 and 2001.

                                                                                                             Cash
                                                                        Market Quotations                  Dividends
                                                                ---------------------------------         -----------
                                                                    High                 Low               Declared
                                                                -------------       -------------         -----------
    Year Ended December 31, 2001
       First Quarter                                                $12.14               $8.21                $.068
       Second Quarter                                                11.90                9.62                 .081
       Third Quarter                                                 12.00               10.24                 .081
       Fourth Quarter                                                12.59               10.06                 .081

    Year Ended December 31, 2002
       First Quarter                                                $13.57              $10.95                $.081
       Second Quarter                                                15.62               13.05                 .10
       Third Quarter                                                 16.44               14.30                 .10
       Fourth Quarter                                                16.25               13.06                 .10

      The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. However, management does not expect any such restrictions to apply so long as the Company and the Bank Subsidiaries continue to operate profitably.

                            SHAREHOLDER INFORMATION

       Annual Meeting                                                Stock Transfer Agent
       The annual meeting of shareholders of Greater Community       Registrar and Transfer Company
       Bancorp will be held on April 15, 2003 at 4:00 p.m. at        Attn: Investor Relations
       the offices of Greater Community Bank at 55 Union             10 Commerce Drive
       Boulevard, Totowa, NJ.                                        Cranford, NJ07016-3572

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