Form 10-Q
period 2003-05-14
GREATER COMMUNITY BANCORP
filed 2003-05-14
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003______________

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

YES |X| NO |_|

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $0.50 par value - 7,031,245 shares at May 7, 2003.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheet at
            March 31, 2003 (Unaudited) and December 31, 2002 ............      3

         Consolidated Statements of Income (Unaudited)
            Three months ended
            March 31, 2003 and 2002 .....................................      4

         Consolidated Statements of Changes in Shareholders'
            Equity (Unaudited)
            Three Months ended March 31, 2003 and 2002 ..................      5

         Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 2003 and 2002 ..................      6

         Notes to Consolidated Financial Statements (unaudited) .........      7

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................     10

Item 3 - Quantitative and Qualitative Changes Regarding Market Risk .....     19

Item 4 - Controls and Procedures ........................................     19

PART II - OTHER INFORMATION

Items 1 through 6 .......................................................     20

Signatures ..............................................................     22

Certifications ..........................................................     23

Exhibit Index ...........................................................    E-1

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                       March 31,   December 31,
                                                            2003           2002
                                                       ---------      ---------
ASSETS                                                (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing           $  24,051      $  19,433
FEDERAL FUNDS SOLD                                        21,650         17,700
                                                       ---------      ---------
          Total cash and cash equivalents                 45,701         37,133
DUE FROM BANKS - Interest-bearing                         12,088          9,439
INVESTMENT SECURITIES:
   Available-for-sale, at fair value                     195,631        186,875
   Held-to-maturity, at amortized cost
         (Fair values $5,209 and $5,327)                   5,208          5,320
                                                       ---------      ---------
                                                         200,839        192,195
LOANS                                                    439,603        444,095
 Less - Allowance for loan and lease losses               (7,599)        (7,298)
        Unearned income                                     (757)          (753)
                                                       ---------      ---------
          Net loans                                      431,247        436,044
PREMISES AND EQUIPMENT, net                                7,751          7,850
ACCRUED INTEREST RECEIVABLE                                3,390          3,131
BANK OWNED LIFE INSURANCE                                 12,601         12,448
GOODWILL AND INTANGIBLE ASSETS                            11,574         11,574
OTHER ASSETS                                              10,982         10,053
                                                       ---------      ---------
          Total assets                                 $ 736,173      $ 719,867
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                $ 142,519      $ 138,679
   Interest-bearing                                      149,225        150,600
   Savings                                               106,987         96,034
     Time Deposits less than $100                        124,027        121,539
   Time Deposits $100 and over                            37,177         37,191
                                                       ---------      ---------
          Total deposits                                 559,935        544,043

FHLB ADVANCES                                             80,000         80,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            11,295         11,728
ACCRUED INTEREST PAYABLE                                   1,834          1,877
OTHER LIABILITIES                                          7,633          6,721
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                       24,000         24,000
                                                       ---------      ---------
          Total liabilities                              684,697        668,369
                                                       ---------      ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 7,028,817
      and 7,021,102 shares outstanding                     3,514          3,511
  Additional paid-in capital                              42,588         42,856
  Retained earnings                                        2,655          1,721
  Accumulated other comprehensive income                   2,719          3,410
                                                       ---------      ---------
   Total shareholders' equity                             51,476         51,498
                                                       ---------      ---------
    Total liabilities and shareholders' equity         $ 736,173      $ 719,867
                                                       =========      =========

           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                              ---------------

                                                             2003        2002
                                                             ----        ----
INTEREST INCOME
       Loans and leases, including fees                     $7,859       $7,897
       Securities                                            1,826        1,965
       Federal Funds sold and deposits with banks              139          257
                                                            ------     --------
           Total interest income                             9,824       10,119
                                                            ------     --------

INTEREST EXPENSE
       Deposits                                              1,652        2,172
       Short-term borrowings                                 1,113        1,110
       Long-term borrowings                                    510          575
                                                            ------     --------
           Total interest expense                            3,275        3,857
                                                            ------     --------
NET INTEREST INCOME                                          6,549        6,262

PROVISION FOR LOAN AND LEASE LOSSES                            316          221
                                                            ------     --------
           Net interest income after provision
              for loan and lease losses                      6,233        6,041

OTHER INCOME
       Service charges on deposit accounts                     620          624
       Other commission and fees                               154          154
       Fee income on mortgage loans sold                       138           --
       Gains on sale of investment securities - AFS            289          319
       Trading losses                                           --           (9)
       Gain on sale of leases                                    3          348
       Gain on sale of assets                                   --          123
       Bank owned life insurance                               153          157
       All other income                                        243          248
                                                            ------     --------
           Total other income                                1,600        1,964

OTHER EXPENSES
    Salaries and employee benefits                           2,961        2,666
    Occupancy and equipment                                    862          789
    Regulatory, professional and other fees                    565          458
    Computer services                                          109           92
    Office expense                                             302          315
    Other operating expenses                                   691          645
                                                            ------     --------
           Total other expenses                              5,490        4,965
                                                            ------     --------
           Income before provision for income taxes          2,343        3,040
                                                            ------     --------

PROVISION FOR INCOME TAXES                                     704          946
                                                            ------     --------

NET INCOME                                                  $1,639     $  2,094
                                                            ======     ========

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                  7,037        7,038
                                                            ======     ========
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                7,477        7,403
                                                            ======     ========
NET INCOME PER SHARE - Basic                                $ 0.23     $   0.30
                                                            ======     ========
NET INCOME PER SHARE - Diluted                              $ 0.22     $   0.28
                                                            ======     ========

           (See notes to Condensed Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                            (in thousands, Unaudited)

Three Months ended March 31, 2003

                                                                                          Accumulated
                                                       Additional                             Other         Total
                                       Common           Paid-in           Retained       Comprehensive  Shareholders'  Comprehensive
                                       Stock            Capital           Earnings           Income        Equity         Income
                                      ----------------------------------------------------------------------------------------------
Balance, January 1, 2003              $ 3,511           $ 42,856           $ 1,721           $3,410        $51,498
 Net income                                                                  1,639                           1,639        $  1,639
 Exercise of stock options                 23                392                                               415
 Cash dividends                                                               (705)                           (705)
 Other comprehensive loss,
    net of reclassification,
    adjustments and taxes                                                                      (691)          (691)           (691)
                                                                                                                          --------
 Total Comprehensive income                                                                                               $    948
                                                                                                                          ========
 Purchase and retirement of
    treasury stock                        (20)              (660)                                             (680)
                                      ----------------------------------------------------------------------------
Balance, March 31, 2003               $ 3,514           $ 42,588           $ 2,655           $2,719        $51,476
                                      ============================================================================

Three Months ended March 31, 2002

                                                                                          Accumulated
                                                       Additional                             Other         Total
                                       Common           Paid-in           Retained       Comprehensive  Shareholders'  Comprehensive
                                       Stock            Capital           Earnings           Income        Equity         Income
                                      ----------------------------------------------------------------------------------------------
Balance, January 1, 2002              $ 3,354           $ 38,040           $ 2,321           $2,397        $46,112
 Net income                                                                  2,094                           2,094        $  2,094
 Exercise of stock options                  9                199                                               208
 Cash dividends                                                               (563)                           (563)
 Other comprehensive loss,
    net of reclassification,
    adjustments and taxes                                                                      (211)          (211)           (211)
                                                                                                                          --------
 Total Comprehensive income                                                                                               $  1,883
                                                                                                                          ========
 Purchase and retirement of
    treasury stock                        (11)              (144)                                             (155)
                                      ----------------------------------------------------------------------------
Balance, March 31, 2002               $ 3,352           $ 38,095           $ 3,852           $2,186        $47,485
                                      ============================================================================

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                        --------------------------------
                                                                           2003                    2002
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 1,639                   2,094
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                              322                     315
  Amortization of discount on securities, net                                726                     205
  Gains on sale of investment securities - AFS                              (289)                   (319)
  Losses on sale of investment securities - trading account                   --                       9
  Gain on sale of assets                                                      --                    (123)
  Provision for loan and lease losses                                        316                     221
  Increase in accrued interest receivable                                   (259)                   (165)
  Increase in other assets                                                (1,082)                 (2,375)
  Increase in accrued expenses and other liabilities                         869                   1,742
                                                                        --------------------------------
   Net cash provided by operating activities                               2,242                   1,604
                                                                        --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities
   Purchases                                                             (47,359)                (34,219)
   Sales                                                                     209                   9,094
   Maturities and princial paydowns                                       36,941                  17,991
  Held-to-maturity securities
   Maturities and principal paydowns                                         113                     294
  Net increase in interest bearing deposits with banks                    (2,649)                 (3,197)
  Net decrease in loans                                                    4,812                   8,561
  Capital expenditures, net                                                 (223)                   (674)
                                                                        --------------------------------
   Net cash used in investing activities                                  (8,156)                 (2,150)
                                                                        --------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Net increase in deposit accounts                                        15,892                   6,459
  Decrease in repurchase agreements                                         (433)                   (529)
  Dividends paid                                                            (705)                   (563)
  Proceeds from exercise of options                                          415                     208
  Purchase of treasury stock                                                (680)                   (155)
  Other, net                                                                  (7)                     --
                                                                        --------------------------------
   Net cash provided by financing activities                              14,482                   5,420
                                                                        --------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               $  8,568                $  4,874

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          $ 37,133                $ 46,997
                                                                        --------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 45,701                $ 51,871
                                                                        ================================

           (See notes to Condensed Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In the opinion of management, these unaudited condensed financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at March 31, 2003, the consolidated results of operations for three months ended March 31, 2003 and 2002 and cash flows for three months ended March 31, 2003 and 2002. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2002.

DIVIDEND

On March 18, 2003, the Company's Board of Directors declared a cash dividend of
10.0 cents ($.10) per share, payable on April 30, 2003 to shareholders of record on April 15, 2003.

EARNINGS PER SHARE COMPUTATION

The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share", is as follows:

                                                                           For the Quarter Ended March 31, 2003
                                                                     -----------------------------------------------
                                                                       Income             Shares           Per Share
                                                                     (Numerator)      (Denominator)         Amount
                                                                     -----------      -------------        ---------
                                                                          (In Thousands, except for per share data)
Basic EPS
Net income available to common stockholders ...................         $1,639             7,037             $ 0.23

Effect of Dilutive Securities
Options .......................................................             --               440              (0.01)
                                                                        ------             -----             ------
Diluted EPS
Net income available to common stockholders plus
assumed conversions ...........................................         $1,639             7,477             $ 0.22
                                                                        ======             =====             ======

                                                                           For the Quarter Ended March 31, 2002
                                                                     -----------------------------------------------
                                                                       Income             Shares           Per Share
                                                                     (Numerator)      (Denominator)         Amount
                                                                     -----------      -------------        ---------
Basic EPS
Net income available to common stockholders ...................         $2,094             7,038             $ 0.30

Effect of Dilutive Securities
Options .......................................................             --               365              (0.02)
                                                                        ------             -----             ------
Diluted EPS
Net income available to common stockholders plus
assumed conversions ...........................................         $2,094             7,403             $ 0.28
                                                                        ======             =====             ======

LOANS

The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                                                    March 31,     December 31,
                                                                                                        2003             2002
                                                                                                    ---------     ------------
      Nonaccrual loans and leases ..........................................................           $3,012           $2,767
      Renegotiated loans                                                                                  284              295
                                                                                                       ------           ------
        Total nonperforming loans and leases ...............................................           $3,296           $3,062
                                                                                                       ======           ======


      Loans past due 90 days and accruing ..................................................           $   --           $  587
                                                                                                       ======           ======
      Gross interest income which would have been recorded under
      original terms .......................................................................           $   56           $  135
                                                                                                       ======           ======

The balance of impaired loans was $2.7 and $2.5 million at March 31, 2003 and December 31, 2002, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $1.1 million for both dates.

STOCK OPTIONS

At March 31, 2003, the Company has four stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

                                                                              Three Months Ended March 31,
                                                                           ---------------------------------
                                                                              2003                    2002
                                                                           ---------               ---------
      Net income ....................................      As reported     $   1,639               $   2,094

      Less: stock-based compensation costs determined
      Under fair value-based method for all awards                               (64)                    (61)
                                                                           ---------               ---------
                                                           Pro forma       $   1,575               $   2,033
                                                                           =========               =========
      Earnings per share of common stock - basic           As reported     $    0.23               $    0.30
                                                           Pro forma       $    0.22               $    0.29

      Earnings per share of common stock-diluted           As reported     $    0.22               $    0.28
                                                           Pro forma       $    0.21               $    0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yields of 2.5%; expected volatility of 34%; risk-free interest rates of 5.82%; and expected lives of five and ten years. The Company did not grant options during the three month period ended March 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

Off Balance Sheet Guarantees

The Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has issued financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of March 31, 2003 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 on entities owned prior to the issuance of FIN 46 will have upon its financial condition or results of operations. As of March 31, 2003, the Company has not acquired any new variable interest entities. The Company does not anticipate FIN 46 to have a material impact on its consolidated financial position or results of operations.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition as of March 31, 2003 and the results of operations for the three-month periods ended March 31, 2003 and 2002 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002, and the other information herein. The consolidated statement of condition as of March 31, 2003 and the statements of operations and cash flows for the three months ended March 31, 2003 and 2002 are unaudited but include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB) and the term "Trust" refers to GCB Capital Trust. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2003. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2002.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q, both in this MD&A section and elsewhere, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Subsidiary Banks to generate deposits, loans and leases and attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

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

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company and has filed a declaration to be designated as a "financial holding company." Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Subsidiary Banks.

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

Financial services providers as of late are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and non-banks compete for customers with a broad array of banking, investments and capital market products. Despite this protracted period of economic stagnation, our key strengths of service and local delivery continue to attract high-quality business to our Company.

The Company has made an effort to meet these challenges by providing highly focused personalized customer service, which provides a basis for differentiation in today's environment where banks and other financial service providers target the same customer. To leverage new technology, the Company responded with the formation of e-commerce services through the World Wide Web. As a result, an internet banking product was introduced for retail customers. The Company launched a cash management product through its internet banking for its commercial customers as well.

The Company's expansion of its branch network into Morris County, New Jersey early in 2002 was well-received and encourages its further expansion into that county. The Company's funding strategy, based on remixing of deposits toward lower cost core deposits, has been equally successful.

EARNINGS SUMMARY

Net income for the first three months of 2003 was $1.6 million or $0.22 per diluted share, compared to $2.1 million or $0.28 per diluted share earned in the first three months of 2002.

The decrease in net income for the most recent three-month period primarily reflects a significant decrease in gain made on sale of leases coupled with increased total other expenses and provision for loan and lease losses.

Net Interest Income

Net interest income (before income tax effect) for the three months ended March 31, 2003 increased to $6.5 million (4.6%) from the level reported at March 31, 2002. Although the interest income on investment securities and federal funds sold and deposits with other banks decreased by $139,000 (7.1%) and $118,000 (45.9%), the most important component of the increase in net interest income was the decrease of $582,000 (15.1%) in interest paid on deposits and borrowings, to $3.3 million. The majority of such increase in net interest income is attributable to the effects of declining interest rates on deposits and the refinancing in mid 2002 of the 1997 issue of trust preferred securities.

Other Income

Non-interest income continues to represent a considerable source of income for the Company, constituting an amount equal to 24% of net interest income for the three months ended March 31, 2003. Non-interest income decreased by $364,000 for the period ended March 31, 2003 compared to the same period in the prior year. Of the total decrease in non-interest income, $345,000 and $123,000 is attributable to decreases in gain made on sale of leases and gain on sale of assets (liquidation of credit card portfolio), respectively. These decreases were partially offset by $138,000 in fee income on mortgage loans sold. Included in total other income is $289,000 in gain on sale of investment securities available for sale, compared to $319,000 in the first quarter of 2002.

Non-Interest Expense

Total other expense increased by $525,000 to $5.5 million for the three months ended March 31, 2003 compared to the same period in 2002. The largest component of other expense, salaries and employee benefits, accounted for most of the increase. It rose 11% to $3.0 million for the three months ended March 31, 2003 over the comparable period in 2002. The increase is attributable to increase in staff, annual salary increases and an approximate increase of 25% in health care costs.

The second largest component of other expense, occupancy and equipment expense, increased by $73,000 (9.3%) for the three months ended March 31, 2003 over the comparable period in 2002, while regulatory, professional and other fees increased by $107,000. The increase in such expenses is related to the overall growth of the Company.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2003 increased by $95,000 to $316,000 compared to the same period in 2002. Such increase is primarily due to the increase in average loan and lease portfolio compared to the same period in 2002.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2003 was $704,000, or an effective rate of 30.1%, compared to $946,000, or an effective rate of 31.1%, for the three months ended March 31, 2002. The decrease in the effective rate is a direct result of tax planning strategies.

FINANCIAL CONDITION

ASSETS

Between December 31, 2002 and March 31, 2003 total assets increased by $16.3 million to $736.2 million. The increase is primarily attributable to the growth in core deposits of the Subsidiary Banks.

Loans -- Asset Quality and Allowance for Loan and Lease Losses

Gross loans totaled $439.6 million at March 31, 2003, a decrease of $4.5 million compared to the amount reported at December 31, 2002. Such decrease resulted primarily from maturities or runoff of loans secured by residential properties. The following table reflects the composition of the gross loan portfolio as of March 31, 2003 and December 31, 2002.

                                                              March 31, 2003        December 31, 2002
                                                              --------------        -----------------
      Loans secured by Residential Properties
         Secured by one-to-four family                            $134,564               $142,677
         Secured by multifamily                                     12,735                 12,861
      Loans secured by nonresidential properties                   202,696                203,501
      Loans to individuals                                           6,687                  8,843
      Commercial loans                                              33,723                 33,859
      Construction loans                                            28,934                 24,339
      Lease financing receivables                                   19,765                 17,058
      Other loans                                                      499                    957
                                                                  --------               --------
           Total gross loans                                      $439,603               $444,095
                                                                  ========               ========

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases and other real estate owned (OREO). At March 31, 2003, total nonperforming loans totaled $3.3 million or 0.75% of total loans, an increase of 6 basis points from the levels reported at December 31, 2002. Of the total nonperforming loans, nonaccruing loans accounted for $3.0 million or 0.68% of total loans, as compared to $2.8 million or 0.62% of total loans at December 31, 2002. Loans past due 90 days or more and still accruing at March 31, 2003 decreased by $587,000 compared to December 31, 2002, primarily as a result of such loans becoming current in payment.

Management has noted that the asset quality within the past year has shown some deterioration in lease financing receivables portfolio. However, the Company maintains more than adequate reserves and believes that additional reserves are not required. Management will continue to monitor both portfolios closely.

The following table sets forth the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                                  March 31,     December 31,
                                                     2003            2002
                                                  ---------     ------------

Nonaccruing loans                                   $ 3,012        $2,767
Renegotiated loans                                      284           295
                                                    -------        ------
     Total nonperforming loans                        3,296         3,062
                                                    -------        ------

Loans past due 90 days and accruing                      --           587
Other real estate                                        --            --
                                                    -------        ------
     Total nonperforming assets                     $ 3,296        $3,649
                                                    =======        ======

Asset Quality Ratios
Nonperforming loans to total gross loans               0.75%         0.69%
Nonperforming assets to total gross loans              0.75%         0.82%
Nonperforming assets to total assets                   0.45%         0.51%
Allowance for loan and lease
   losses to nonperforming loans                     230.55%       238.34%

During the three months ended March 31, 2003, gross interest income of $56,000 would have been recorded on loans accounted for on a nonaccruing basis if the loans had been current throughout the period.

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

As of the dates indicated, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                       March 31,   December 31,
                                                         2003          2002
                                                       ---------   ------------

Impaired loans -
    Recorded investment                                 $2,740        $2,517
    Valuation allowance                                  1,101         1,081

This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the three-month period ended March 31, 2003 remained unchanged at $2.5 million compared to December 31, 2002.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $79,000 for the three-month period ended March 31, 2003.

Analysis of the Allowance for Loan and Lease Losses

Between December 31, 2002 and March 31, 2003, the allowance for loan and lease losses increased moderately. The allowance constituted 1.73% of gross loans at March 31, 2003, an increase of $301,000 compared to the allowance at December 31, 2002. The provision for loan and lease losses added $316,000 for the three-month period. Management believes the allowance for loan and lease losses at March 31, 2003 of $7.6 million, or 230.55% of nonperforming assets, is adequate.

The Company maintains an allowance for loan and lease losses in an amount considered adequate by management to provide for potential credit losses based upon periodic evaluation of the risk characteristics of the loan portfolio. Management reviews the adequacy of the allowance on a monthly basis. In doing so, it takes into consideration factors such as actual versus estimated losses, regional and national economic conditions, portfolio concentration and the impact of government regulations. The Company makes specific allocations to impaired loans and for doubtful or watch list loans, an allocated reserve based on historical trends and an unallocated portion. The Company consistently applies the following comprehensive methodology.

The first category of reserves consists of specific allocation of the allowance for doubtful or watch list loans, which is established for specific commercial and industrial loans, real estate development loans, and construction loans which have been identified by bank management as being high risk loan assets. Each of these is assigned a doubtful risk rating grade solely on its nonperformance according to its payment terms if there is reason to believe that repayment of the loan principal is unlikely in whole or part. The specific allocation of the allowance is the total amount of potential unconfirmed losses for these individual doubtful or watch list loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. This is determined by taking the loan portfolios outstanding and creating individual loan pools for commercial loans, real estate loans and construction loans and various types of loans to individuals that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other factor that may cause future losses to deviate from historical levels.

The following table represents transactions affecting the allowance for loan and lease losses during the three-month periods ended March 31, 2003 and 2002.

                                                             2003         2002
                                                             ----         ----

Balance at beginning of period, January 1,                 $7,298        $6,320
Charge-offs:
    Commercial, financial and agricultural                      7           164
    Lease financing receivables                                81            --
    Real estate--mortgage                                      --            47
    Installment loans to individuals                            3            --
    Credit cards and related plans                             --            25
                                                           ------        ------
                                                               91           236
Recoveries:
    Commercial, financial and agricultural                     34            27
    Lease financing receivables                                --            --
    Real estate--mortgage                                      38            --
    Installment loans to individuals                           --             2
    Credit cards and related plans                              4             2
                                                           ------        ------
                                                               76            31
                                                           ------        ------
Net charge-offs                                                15           205
Provision charged to operations
   during the three-month period                              316           221
                                                           ------        ------
Balance at end of period, March 31,                        $7,599        $6,336
                                                           ======        ======
Ratio of net charge-offs during
   the three-month period to average loans
   outstanding during the period                              .00%          .00%

Investment Securities

At March 31, 2003, securities totaled $200.8 million, an increase of $8.6 million compared to December 31, 2002. The increase resulted from $47.4 million of purchases of additional securities in the available for sale portfolio partially offset by $37.2 million in maturities, sales and principal paydowns during the three-month period. Of the total increase, securities available for sale increased by $8.7 million and securities held to maturity decreased by $112,000 due to principal paydowns.

Cash

Cash and cash equivalents increased by $8.6 million to $45.7 million. Federal funds sold increased by $4.0 million (22%) to $21.7 million while cash and due from banks increased by $4.6 million (24%) to $24.1 million. These increases are partly due to the increase in deposits.

Deposits

Total deposits increased by $15.9 million (3%) to $559.9 million. Such increase is primarily attributable to the continued offering of competitive deposit products.

Of the total increase, non-interest-bearing and savings deposits increased by $3.8 million and $11.1 million, respectively. Time deposits increased by $2.5 million, while savings deposits decreased by $1.4 million. The aforementioned changes in the deposit mix relates to the unsettled market conditions resulting in consumers keeping funds liquid.

Liquidity

The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been highly liquid and its liquid funds have been more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions.

Sources of liquidity at March 31, 2003 totaled $258.6 million or 35% of total assets, consisting of investment securities, cash and cash equivalents and interest-bearing due from banks.

As of March 31, 2003, the contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported in SEC Form 10-K for the year ended December 31, 2002.

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

Total shareholders' equity of $51.5 million at March 31, 2003 was 7.0% of total assets, almost unchanged compared with $51.5 million or 7.2% of total assets at December 31, 2002. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 2003:

                                                                                                To Be Well-Capitalized
                                                                                                     Under Prompt
                                                                             For Capital          Corrective Action
                                                      Actual              Adequacy Purposes           Provision
                                                ----------------------------------------------------------------------
                                                 Amount     Ratio         Amount      Ratio      Amount         Ratio
                                                ----------------------------------------------------------------------
Total capital (to risk weighted assets)
   Greater Community Bancorp                    $68,997     13.54%       $40,778      8.00%          N/A          N/A
   Greater Community Bank                        33,406     10.68%        25,015      8.00%       31,269        10.00%
   Bergen Commercial Bank                        15,580     10.04%        12,415      8.00%       15,519        10.00%
   Rock Community Bank                            5,412     18.82%         2,300      8.00%        2,875        10.00%
Tier 1 Capital (to risk weighted assets)
   Greater Community Bancorp                     53,435     10.48%        20,389      4.00%          N/A          N/A
   Greater Community Bank                        29,474      9.43%        12,508      4.00%       18,762         6.00%
   Bergen Commercial Bank                        13,637      8.79%         6,207      4.00%        9,311         6.00%
   Rock Community Bank                            5,052     17.57%         1,150      4.00%        1,725         6.00%
Tier 1 Capital (to average assets)
   Greater Community Bancorp                     53,435      7.51%        28,477      4.00%          N/A          N/A
   Greater Community Bank                        29,474      6.54%        18,037      4.00%       22,546         5.00%
   Bergen Commercial Bank                        13,637      6.61%         8,250      4.00%       10,313         5.00%
   Rock Community Bank                            5,052     12.49%         1,618      4.00%        2,022         5.00%

During the last quarter of 2002 and the first quarter of 2003 the Company declared cash dividends at the rate of $0.10 per share, or an annual rate of $0.40 per share. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will be able to continue its current dividend policy of a quarterly distribution of cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. However, in all of year 2002 the Company, along with other financial institutions, felt the effect of a weakening economy coupled with several reductions in short-term interest rates. As of late, a record level of prepayments with respect to mortgage-related loans and mortgaged-backed securities coupled with intense competition for good quality loans have contributed to a compression of net interest margin. The Company's recent decision to restructure Highland Capital Corp., its small-ticket, equipment leasing and financing subsidiary, is having a negative impact on current earnings but the impact should be favorable over the longer term. Because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

As part of the restructuring of our leasing subsidiary, there is a new lease management team in place, focusing on high quality, vendor driven programs. Going forward the Company intends to hold all leases originated in its lease receivable portfolio, rather than selling in the secondary market. This will result in loss of gain on sale income while the Company's net interest margin should strengthen with these high-yield receivables as the lease portfolio builds over time.

In addition, the Company has decided to change the method of delivery of brokerage services to the customers of Greater Community Financial, the Company's broker-dealer subsidiary. Recently, management has signed an agreement with a third party provider to function as the registered broker-dealer for Greater Community Financial. Once this becomes fully operational, it is expected to enhance the Company's earnings over time. The expected date of conversion is late second quarter 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2002 Form 10-K filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures.

      The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

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

Item 2 - Changes in Securities and Use of Proceeds

      During the period covered by this report, namely, the fiscal quarter ended March 31, 2003, the Company issued the shares of its Common Stock, $0.50 par value per share, described in this Item 2, that were not registered under the Securities Act of 1933 ("1933 Act").

      The sales did not involve any underwriter, and no underwriting discounts, selling commissions or similar discounts or selling expenses were involved. The Company issued all of such shares to employees or directors of the Company pursuant to their exercise of stock options held under the Company's shareholder-approved 2001 stock option plans. The Company sold all of such shares for cash.

      Date of Sale          Number of Shares Sold     Aggregate Offering Price
      ------------          ---------------------     ------------------------
      01-13-2003                    882                      $ 8,000
      01-15-2003                    441                        4,000
      01-15-2003                  1,050                       13,598
      01-31-2003                    441                        4,000
      02-27-2003                    420                        5,439

      In issuing such shares, the Company relied upon Section 4(2) of the 1933 Act, relating to transactions by an issuer not involving any public offering. The purchasers are knowledgeable about the Company and understand the shares are "restricted stock." The certificates for the shares so issued bear restrictive legends and the Company has given stop transfer instructions to its transfer agent with respect to such shares.

      The Company used the proceeds of sale of such shares for general corporate purposes.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders for 2003 (the "2003 Annual Meeting") on April 15, 2003. The only business before the 2003 Annual Meeting was the election of Directors.

      In accordance with the nominations described in the Company's definitive 2003 Proxy Statement filed with the Securities and Exchange Commission, all three nominees were elected as directors for three-year terms expiring in 2006 and until the election and qualification of their respective successors. The voting was as follows:

      Name of Nominee                 Votes for               Votes Withheld
      ---------------                 ---------               --------------
      M. A. Bramante                  5,505,731                 32,640
      William T. Ferguson             5,521,959                 16,412
      David Waldman                   5,527,843                 10,528

      The names of the Company's other Directors whose terms of office as Director continued after the 2003 Annual Meeting (and the year in which their respective terms will expire) are as follows: Anthony M. Bruno, Jr.
      (2004); George E. Irwin (2004); Alfred R. Urbano (2004); C. Mark Campbell
      (2005); Joseph A. Lobosco (2005); Robert C. Soldoveri (2005); and Charles
      J. Volpe (2005).

Item 5 - Other information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits.

                  An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

      (b)   Reports on Form 8-K.

                  On March 25, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the $0.10 per share cash dividend.

                  On April 17, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the first quarter 2003 earnings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GREATER COMMUNITY BANCORP
                                           (Registrant)


Date: May 14, 2003                          By: /s/ Naqi A. Naqvi
      ------------                             ---------------------------------
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

DATE:  May 14, 2003


/s/ George E. Irwin
-------------------------------------
President and Chief Executive Officer

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

DATE: May 14, 2003


/s/  Naqi A. Naqvi
-----------------------------
Vice President, Treasurer and
Chief Financial Officer

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q
                      For the quarter ended March 31, 2003

                           Commission File No. 0-14294

                            Greater Community Bancorp

--------------------------------------------------------------------------------

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