Form 10-Q
period 2003-06-30
GREATER COMMUNITY BANCORP
filed 2003-08-14
CIK 773845

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 7,206,768 shares at July 31, 2003.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Consolidated Balance Sheet at
         June 30, 2003 (unaudited) and December 31, 2002 .................     3

      Consolidated Statements of Income (unaudited)
         Three and Six months ended
         June 30, 2003 and 2002 ..........................................     4

      Consolidated Statements of Changes in Shareholders'
         Equity (unaudited)
         Six Months ended June 30, 2003 and 2002 .........................     5

      Consolidated Statements of Cash Flows (unaudited)
         Six months ended June 30, 2003 and 2002 .........................     6

      Notes to Consolidated Financial Statements (unaudited) .............     7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................    11

Item 3 - Quantitative and Qualitative Changes About Market Risk ..........    21

Item 4 - Controls and Procedures .........................................    21

PART II - OTHER INFORMATION

Items 1 through 6 ........................................................    22

Signatures ...............................................................    23

Exhibit Index ............................................................   E-1

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                         June 30,        December 31,
                                                             2003                2002
                                                      -----------        ------------
ASSETS--                                              (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing            $  29,921           $  19,433
FEDERAL FUNDS SOLD                                         16,225              17,700
                                                        ---------           ---------
          Total cash and cash equivalents                  46,146              37,133
DUE FROM BANKS - Interest-bearing                          12,520               9,439
SECURITIES:
   Available-for-sale, at fair value                      195,043             186,875
   Held-to-maturity, at amortized cost
     (Fair values $3,096 and $5,327)                        3,096               5,320
                                                        ---------           ---------
                                                          198,139             192,195
LOANS                                                     460,151             444,095
 Less - Allowance for loan losses                          (7,456)             (7,298)
        Unearned income                                      (675)               (753)
                                                        ---------           ---------
          Net loans                                       452,020             436,044
PREMISES AND EQUIPMENT, net                                 7,793               7,850
ACCRUED INTEREST RECEIVABLE                                 2,991               3,131
BANK OWNED LIFE INSURANCE                                  12,752              12,448
GOODWILL                                                   11,574              11,574
OTHER ASSETS                                                9,956              10,053
                                                        ---------           ---------
          Total assets                                  $ 753,891           $ 719,867
                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                 $ 152,308           $ 138,679
   Interest-bearing                                       160,141             150,600
   Savings                                                102,739              96,034
   Time Deposits less than $100                           119,053             121,539
   Time Deposits $100 and over                             37,177              37,191
                                                        ---------           ---------
          Total deposits                                  571,418             544,043

FHLB ADVANCES                                              85,000              80,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE             13,647              11,728
ACCRUED INTEREST PAYABLE                                    1,808               1,877
OTHER LIABILITIES                                           4,898               6,721
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                        24,000              24,000
                                                        ---------           ---------
          Total Liabilities                               700,771             668,369
                                                        ---------           ---------
SHAREHOLDERS' EQUITY
   Common Stock, par value $0.50 per share:
       20,000,000 shares authorized, 7,206,768
      and 7,021,102 shares outstanding                      3,603               3,511
   Additional paid-in capital                              45,198              42,856
   Retained earnings                                          716               1,721
   Accumulated other comprehensive income                   3,603               3,410
                                                        ---------           ---------
   Total shareholders' equity                              53,120              51,498
                                                        ---------           ---------
    Total liabilities and shareholders' equity          $ 753,891           $ 719,867
                                                        =========           =========

                (See notes to Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months                 Six Months
                                                            Ended June 30,             Ended June 30,
                                                            --------------             --------------

                                                         2003         2002         2003          2002
                                                       ------      -------      -------      --------
INTEREST INCOME
      Loans, including fees                            $7,715      $ 8,002      $15,574      $ 15,899
      Securities                                        1,611        2,123        3,437         4,088
      Federal Funds sold and deposits with banks          114          257          253           514
                                                       ------      -------      -------      --------
          Total interest income                         9,440       10,382       19,264        20,501
                                                       ------      -------      -------      --------

INTEREST EXPENSE
      Deposits                                          1,476        2,028        3,128         4,200
      Short-term borrowings                             1,122        1,065        2,235         2,175
      Long-term borrowings                                507          575        1,017         1,150
                                                       ------      -------      -------      --------
          Total interest expense                        3,105        3,668        6,380         7,525
                                                       ------      -------      -------      --------
NET INTEREST INCOME                                     6,335        6,714       12,884        12,976

PROVISION FOR LOAN LOSSES                                 138          217          454           438
                                                       ------      -------      -------      --------
          Net interest income after
             provision for loan losses                  6,197        6,497       12,430        12,538

OTHER INCOME
      Service charges on deposit accounts                 702          577        1,322         1,201
      Other commissions and fees                          147          253          301           407
      Fee income on mortgage loans sold                   131           --          269            --
      Gains on sales of securities                        212          126          501           445
      Trading revenues                                     --           --           --            (9)
      Gains on sale of lease financing receivable          75          421           78           769
      Gain on sale of assets                               --           --           --           123
      Bank-owned life insurance                           151          152          304           309
      All other income                                    221          217          464           465
                                                       ------      -------      -------      --------
                                                        1,639        1,746        3,239         3,710
OTHER EXPENSES
      Salaries and employee benefits                    3,044        2,784        6,005         5,450
      Occupancy and equipment                             810          797        1,672         1,586
      Regulatory, professional and other fees             615          507        1,180           965
      Computer services                                   129          105          238           197
      Office expense                                      326          315          628           630
      All other operating expenses                        734          778        1,425         1,423
                                                       ------      -------      -------      --------
          Total other expenses                          5,658        5,286       11,148        10,251
                                                       ------      -------      -------      --------

          Income before income taxes                    2,178        2,957        4,521         5,997

PROVISION FOR INCOME TAXES                                641          918        1,345         1,864
                                                       ------      -------      -------      --------

NET INCOME                                             $1,537      $ 2,039      $ 3,176      $  4,133
                                                       ======      =======      =======      ========

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic             7,207        7,215        7,210         7,214
                                                       ======      =======      =======      ========
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted           7,669        7,664        7,660         7,626
                                                       ======      =======      =======      ========
NET INCOME PER SHARE - Basic                           $ 0.21      $  0.28      $  0.44      $   0.57
                                                       ======      =======      =======      ========
NET INCOME PER SHARE - Diluted                         $ 0.20      $  0.27      $  0.41      $   0.54
                                                       ======      =======      =======      ========

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, Unaudited)

Six Months ended June 30, 2003

                                                                                     Accumulated
                                                     Additional                         Other            Total
                                     Common          Paid-in          Retained      Comprehensive     Shareholders'    Comprehensive
                                      Stock          Capital          Earnings          Income           Equity            Income
                                     -----------------------------------------------------------------------------------------------
 Balance, January 1, 2003            $ 3,511         $ 42,856         $ 1,721           $3,410          $ 51,498
   Net income                                                           3,176                              3,176           $3,176
   2.5% stock dividend                    88            2,591          (2,679)                                --
   Exercise of stock options              24              411                                                435
   Cash dividends                                                      (1,502)                            (1,502)
    Other comprehensive income,
     net of reclassification,
      adjustments and taxes                                                                193               193              193
                                                                                                                           ------
   Total Comprehensive income                                                                                              $3,369
                                                                                                                           ======
 Purchase and retirement of
      treasury stock                     (20)            (660)                                              (680)
                                     ---------------------------------------------------------------------------
Balance, June 30, 2003               $ 3,603         $ 45,198         $   716           $3,603          $ 53,120
                                     ===========================================================================

Six Months ended June 30, 2002

                                                                                     Accumulated
                                                     Additional                         Other            Total
                                     Common          Paid-in          Retained      Comprehensive     Shareholders'    Comprehensive
                                      Stock          Capital          Earnings          Income           Equity            Income
                                     -----------------------------------------------------------------------------------------------
 Balance, January 1, 2002            $ 3,354         $ 38,040         $ 2,321           $2,397          $ 46,112
   Net income                                                           4,133                              4,133           $4,133
   5% stock dividend                     168            5,266          (5,434)                                --
   Exercise of stock options              16              311                                                327
   Cash dividends                                                      (1,276)                            (1,276)
    Other comprehensive income,
     net of reclassification,
      adjustments and taxes                                                                544               544              544
                                                                                                                           ------
   Total Comprehensive income                                                                                              $4,677
                                                                                                                           ======
 Purchase and retirement of
         treasury stock                  (21)            (442)                                              (463)
                                     ---------------------------------------------------------------------------
Balance, June 30, 2002               $ 3,517         $ 43,175         $  (256)          $2,941          $ 49,377
                                     ===========================================================================

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                                2003          2002
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $  3,176      $  4,133
 Adjustments to reconcile net income to net
  cash provided by (used by) operating activities:
    Depreciation and amortization                                  508           625
    Accretion of discount on securities, net                     1,552           426
    Gains on sales of investment securities, net                  (501)         (445)
    Trading assets                                                  --             9
    Gain on sale of assets                                          --          (124)
    Provision for loan losses                                      454           438
    (Increase) decrease in accrued interest receivable             140          (160)
    (Increase) in other assets                                    (207)       (3,586)
    Decrease in accrued interest payable
           and other liabilities                                (1,897)       (4,295)
                                                              --------      --------
Net cash (used in) provided by operating activities              3,225        (2,979)
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Available-for-sale securities -
       Purchases                                               (86,181)      (76,152)
       Sales                                                     4,830        14,742
       Maturities and principal paydowns                        71,575        39,011
     Held-to-maturity securities -
       Purchases                                                    --        (2,099)
       Maturities                                                2,225           390
     Net decrease (increase) in interest-bearing deposits
       with banks                                               (3,081)          155
     Net increase in loans                                     (15,680)      (12,376)
     Capital expenditure                                          (451)       (1,037)
                                                              --------      --------
          Net cash used in investing activities                (26,763)      (37,366)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposit accounts                           27,375        43,474
     (Decrease) increase in repurchase agreements                1,919        (5,224)
     Proceeds from issuance of FHLB advances                     5,000            --
     Proceeds from issuance of subordinated debt                    --        23,000
     Dividends paid                                             (1,498)       (1,276)
     Proceeds from exercise of stock options                       435           327
     Redemption of stock                                          (680)         (463)
                                                              --------      --------

          Net cash provided by financing activities             32,551        59,838
                                                              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        9,013        19,493

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  37,133        46,997
                                                              --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 46,146      $ 66,490
                                                              ========      ========

                (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at June 30, 2003, the consolidated results of operations for three months and six months ended June 30, 2003 and 2002 and cash flows for six months ended June 30, 2003 and 2002. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2002.

DIVIDEND

On June 18, 2003, the Company's Board of Directors declared a 2.5% stock dividend and a cash dividend of 11.0 cents ($.11) per share on the Company's common stock. The record date of the dividend was July 15, 2003 and the issue date was July 31, 2003. Accordingly, on July 31, 2003, the Company issued 175,523 shares of common stock, increasing the number of shares outstanding to 7,206,768. The financial information in this Form 10-Q has been restated retroactively to reflect the 2.5% stock dividend.

EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share of $0.41 and $0.54 for the six-month periods and $0.20 and $0.27 for the three-month periods ended June 30, 2003 and 2002, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.

                                                            For the Six Months Ended June 30, 2003
                                                          ------------------------------------------
                                                               Income         Shares       Per Share
                                                          (Numerator)  (Denominator)          Amount
                                                          -----------  -------------       ---------
                                                          (In thousands, except for per share data)
Basic EPS
Net income available to common stockholders .........          $3,176          7,210          $0.44

Effect of Dilutive Securities
Options .............................................              --            450          (0.03)
                                                               ------          -----          -----

Diluted EPS
Net income available to common stockholders plus
assumed conversions .................................          $3,176          7,660          $0.41
                                                               ======          =====          =====

                                                            For the Six Months Ended June 30, 2002
                                                          ------------------------------------------
                                                               Income         Shares       Per Share
                                                          (Numerator)  (Denominator)          Amount
                                                          -----------  -------------       ---------
Basic EPS
Net income available to common stockholders .........          $4,133          7,214          $0.57

Effect of Dilutive Securities
Options .............................................              --            412          (0.03)
                                                               ------          -----          -----

Diluted EPS
Net income available to common stockholders plus
assumed conversions .................................          $4,133          7,626          $0.54
                                                               ======          =====          =====

LOANS

The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                             June 30,    December 31,
                                                                                 2003            2002
                                                                             --------    ------------
      Nonaccrual loans and leases ...................................          $2,627          $2,767
      Renegotiated loans ............................................             274             295
                                                                               ------          ------
        Total nonperforming loans and leases ........................          $2,901          $3,062
                                                                               ======          ======

      Loans past due 90 days and accruing ...........................          $  474          $  587
                                                                               ======          ======
      Gross interest income which would have been recorded under
      original terms ................................................          $   96          $  135
                                                                               ======          ======

The balance of impaired loans was $2.7 and $2.5 million at June 30, 2003 and December 31, 2002, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $754,000 and $1.1 million for the two periods respectively.

STOCK OPTIONS

At June 30, 2003, the Company has four stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

                                                                                 Six Months Ended June 30,
                                                                                      2003            2002
                                                                                 ---------       ---------
      Net income .........................................      As reported      $   3,176       $   4,133
      Less: stock-based compensation costs determined
      Under fair value-based method for all awards .......                             (64)            (61)
                                                                                 ---------       ---------
                                                                Pro forma        $   3,112       $   4,072
                                                                                 =========       =========

      Earnings per share of common stock - basic .........      As reported      $    0.44       $    0.57
                                                                Pro forma        $    0.43       $    0.56

      Earnings per share of common stock-diluted .........      As reported      $    0.41       $    0.54
                                                                Pro forma        $    0.40       $    0.53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yields of 2.5%; expected volatility of 34%; risk-free interest rates of 5.82%; and expected lives of five and ten years. The Company did not grant options during the six month period ended June 30, 2003.

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

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of June 30, 2003 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of June 30, 2003, the Company has not acquired any new variable interest entities.

The Company has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that GCB Capital Trust II qualifies as a variable interest entity under FIN 46. In 2002, GCB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. GCB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by GCB Capital Trust II on the mandatorily redeemable preferred stock. GCB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. Management believes that GCB Capital Trust II should continue to be included in the Company's consolidated financial statements after the effective date of FIN
46. However, as additional interpretations related to entities similar to GCB Capital Trust II become available, management will reevaluate its conclusion that GCB Capital Trust II should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

Derivative Instruments

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150 after May 31, 2003. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition as of June 30, 2003 and the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002, and the other information therein. The consolidated balance sheet as of June 30, 2003 and the statements of operations and cash flows for the six months ended June 30, 2003 and 2002 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months and six months ended June 30, 2003. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2002.

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

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This SFAS modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. On January 1, 2002, the Company stopped amortizing goodwill, which had previously approximated $800,000 annually. The Company did not identify any impairment of goodwill during its transitional testing of its outstanding goodwill.

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

On July 30, 2003 the Company announced several important changes in the Company's senior management. The changes will become effective on September 1, 2003. George E. Irwin resigned as president, chief executive officer and director of the Company and Greater Community Bank, the Company's largest bank subsidiary. Anthony M. Bruno, Jr., the Company's chairman, will become the Company's chief executive officer as well as president and chief executive officer of Greater Community Bank. C. Mark Campbell, currently the Company's executive vice president, will become president and chief operating officer of the Company while retaining his positions as president and chief executive officer of Bergen Commercial Bank, the Company's second largest bank subsidiary. The Company's press release relating to these management changes was attached as
Exhibit 99.1 to the Company's Form 8-K filed with the SEC on August 1, 2003, and a copy of the Amended Employment Agreement of George E. Irwin dated as of August 1, 2003 was attached as Exhibit 10.8 to such Form 8-K.

Earnings Summary

Net income for the first six months of 2003 was $3.2 million or $0.41 per diluted share, a 23.2% decrease from $4.1 million or $0.54 per diluted share earned in the first six months of 2002.

Net Income for the second quarter of 2003 was $1.5 million or $0.20 per diluted share, a 24.6% decrease from $2.0 million or $0.27 per diluted share earned in the second quarter of 2002.

The decreases in net income for the six- and three-month periods ending June 30, 2003, were in large part due to decreasing yields on earning assets. The

Company has been experiencing loan runoff due to a high level of refinancing activity.

The annualized returns on average equity (ROE) and average assets (ROA) for the first six months of 2003 were 12.2% and 0.87%, respectively, compared with 17.1% and 1.21% for the same period in prior year. For the second quarter of 2003, the ROE and ROA were 11.8% and 0.84%, respectively, compared with 16.8% and 1.20% for the prior year second quarter.

Net Interest Income

Six-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the six months ended June 30, 2003 declined moderately compared to the same period in the prior year. In spite of the increase in average earning assets, total interest income decreased 6.0% to $19.3 million, while total interest expense decreased 15.2% to $6.4 million. Interest income on loans, investment securities and federal funds sold and deposits with other banks decreased by $325,000, $651,000 and $261,000, respectively, due to declining yields, In addition, the high level of refinancing activity not only replaced higher interest yielding loans with lower interest yielding loans but it also accelerated the principal pay downs on mortgage backed investment securities.

Three Month Comparison: Net interest income for the three months ended June 30, 2003 decreased by $379,000 (5.6%) to $6.3 million compared to the three months ended June 30, 2002. Total interest income for the period decreased by $942,000 to $9.4 million. Such decrease was only partially offset by a decrease of $563,000 (15.3%) in interest paid on interest bearing liabilities. Among the earning assets, the largest impact was on interest income on investment securities which declined by $512,000 while the interest income on loans and on federal funds sold and deposits with other banks decreased by $287,000 and $143,000, respectively, due to declining yields.

The Company's net interest margin decreased by 54 basis points to 3.70%, compared with 4.24% in the same period of the prior year. This was a result of margin compression felt throughout the industry due to the lower interest rate environment.

Other Income

Non-interest income continues to represent a considerable source of income for the Company. Excluding the gain on sale of securities, total non-interest income decreased by $527,000 to $2.7 million for the six months ended June 30, 2003, compared to the same period in 2002. The decrease for the second quarter of 2003 (also excluding the gain on sale of investment securities) was $193,000 to $1.4 million, compared to the second quarter of 2002. The decreases primarily resulted from lower gain on sale of leases due to the Company's strategic decision to retain the leases in the portfolio, partially offset by a strong growth in service charges on deposit accounts as well as from mortgage banking activities.

Other Expenses

Total other expenses increased by $897,000 (8.8%) to $11.1 million for the six months ended June 30, 2003 compared to the same period in 2002. Total other expenses increased by $372,000 (7.0%) to $5.7 million for the three months ended June 30, 2003 compared to the same period in 2002.

The largest component of other expenses, salaries and employee benefits, increased by $260,000 (9.3%) to $3.0 million, and by $555,000 (10.2%) to $6.0 million, for the three months and six months ended June 30, 2003, respectively, over the comparable 2002 periods. These increases represent commissions paid on mortgage banking activity, the opportunistic addition of an experienced lending team, as well as general salary increases and increases in health benefits costs.

Apart from the salaries and employee benefits, all other expenses increased moderately due to the overall growth of the Company.

Provision for Loan Losses

The provision for loan losses increased moderately for the six-month period, but decreased $79,000 for the three-month period, ended June 30, 2003, relative to the same periods of 2002. The decrease for the second quarter is based upon management's periodic evaluation of the loan portfolio and the related allowance for loan and lease losses to evaluate the adequacy of the allowance for loan and lease losses.

Provision for Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2003 were $641,000 and $1.3 million, a 30% effective tax rate, compared to $918,000 and $1.9 million, a 31% effective tax rate, for the same periods in 2002.

The decrease in the effective tax rate for the three- and six-month periods is a direct result of tax planning strategies.

FINANCIAL CONDITION

ASSETS

Between December 31, 2002 and June 30, 2003 total assets increased by $34.0 million to $753.9 million. Although the majority of the increase is attributable to the growth of the Company, particularly in loans, cash and cash equivalents, and investment securities. Much of the increase was fueled by growth in core deposits.

Loans -- Asset Quality and Allowance for Loan and Lease Losses

Gross loans increased from December 31, 2002 to June 30, 2003 by $16.1 million to $460.2 million. Such increase resulted primarily from internal growth particularly in residential and nonresidential real estate, construction loans and lease financing receivables.

The following table reflects the composition of the gross loan portfolio as of June 30, 2003 and December 31, 2002.

                                                        June 30, 2003    December 31, 2002
                                                        -------------    -----------------
      Loans secured by Residential Properties
         One-to-four family                                $147,767           $142,677
         Multifamily                                         12,319             12,861
      Loans secured by nonresidential properties            208,575            203,501
      Loans to individuals                                    6,566              8,843
      Commercial loans                                       35,972             33,859
      Construction loans                                     28,222             24,339
      Lease financing receivable                             20,290             17,058
      Other loans                                               440                957
                                                           --------           --------
           Total gross loans                               $460,151           $444,095
                                                           ========           ========

Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO). At June 30, 2003, total nonperforming loans totaled $2.9 million or 0.63% of total gross loans, a decrease of 6 basis points from the level reported at December 31, 2002. Of the total nonperforming loans, nonaccruing loans accounted for $2.6 million or 0.57% of total loans, as compared to $2.8 million or 0.62% of total loans at December 31, 2002. Loans past due 90 days or more and still accruing at June 30, 2003 decreased to $474,000 compared to $587,000 at December 31, 2002, primarily as a result of such loans becoming current in payment.

Management has noted that the asset quality within the past year has shown some deterioration in lease financing receivables portfolio. However, the Company maintains more than adequate reserves and believes that additional reserves are not required. Management will continue to monitor the loan and lease portfolios closely.

The following table sets forth the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                                   June 30,        December 31,
                                                     2003             2002
                                                   --------        ------------

Nonaccruing loans                                   $2,627            $2,767
Renegotiated loans                                     274               295
                                                    ------            ------
     Total nonperforming loans                       2,901             3,062
                                                    ------            ------

Loans past due 90 days and accruing                    474               587
Other real estate                                       --                --
                                                    ------            ------
     Total nonperforming assets                     $3,375            $3,649
                                                    ======            ======

Asset Quality Ratios
Nonperforming loans to total gross loans              0.63%             0.69%
Nonperforming assets to total gross loans             0.73%             0.82%
Nonperforming assets to total assets                  0.45%             0.51%
Allowance for loan losses to
   nonperforming loans                              257.01%           238.34%

During the six months ended June 30, 2003 and 2002, gross interest income of $96,000 and $20,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

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

As of the dates indicated, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                    June 30,        December 31,
                                                      2003             2002
                                                    --------        ------------

Impaired loans -
      Recorded investment                            $2,710           $2,517
      Valuation allowance                            $  754           $1,081

This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the six-month period ended June 30, 2003 was $2.6 million compared to $2.5 million at December 31, 2002.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $88,000 for the six-month period ended June 30, 2003.

Analysis of the Allowance for Loan Losses

Between December 31, 2002 and June 30, 2003, the allowance for loan losses increased by $158,000 (2.2%) to $7.5 million. The allowance constituted 1.62% and 1.64% of gross loans on June 30, 2003 and December 31, 2002, respectively. The provision for loan losses added $454,000 for the six-month period, while the net chargeoffs were $297,000. Management believes the allowance for loan losses at June 30, 2003 of $7.5 million or 220.91% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for loan losses during the six-month periods ended June 30, 2003 and 2002.

                                                            2003          2002
                                                           ------        ------

Balance at beginning of period, January 1,                 $7,298        $6,320
Charge-offs:
   Commercial, financial and agricultural                       7           159
   Lease financing receivables                                372            11
   Real estate--mortgage                                        0            47
   Installment loans to individuals                             3             0
   Credit cards and related plans                               1            28
                                                           ------        ------
                                                              383           245
Recoveries:
   Commercial, financial and agricultural                      34            34
   Lease financing receivables                                  7             0
   Real estate--mortgage                                       39             0
   Installment loans to individuals                             1             7
   Credit cards and related plans                               6             3
                                                           ------        ------
                                                               87            44
                                                           ------        ------
Net charge-offs                                               296           201
Provision charged to operations
   during the six-month period                                454           438
                                                           ------        ------
Balance at end of period, June 30,                         $7,456        $6,557
                                                           ======        ======
Ratio of net charge-offs during
   the three-month period to average loans
   outstanding during the period                              .07%          .05%

Investment Securities

Securities increased by a net amount of $5.9 million from December 31, 2002 to June 30, 2003. The increase resulted from $86.2 million of purchases of additional securities offset by $80.3 million in maturities and sales during the first six months. The net increase represents the difference between the $8.1 million increase in securities available for sale and the $2.2 million decrease in securities held to maturity.

Cash

Cash and cash equivalents increased by $9.0 million (24.3%) to $46.1 million between December 31, 2002 and June 30, 2003. Almost all of such increase is attributable to cash and due from banks, primarily due to exceptional outgoing clearings to other banks.

LIABILITIES

Between December 31, 2002 and June 30, 2003, total liabilities increased by $32.4 million to $700.8 million. The increase is primarily attributable to a

$27.4 million increase in total deposits coupled with a $5.0 million increase in FHLB advances.

Deposits

Total deposits increased by $27.4 million to $571.4 million. Such increase is primarily attributable to a new marketing initiative to increase non-interest bearing demand deposits.

Of the total increase, non-interest-bearing deposits, interest-bearing deposits and savings deposits increased by $13.6 million, $9.5 million and $6.7 million, respectively. Such increases were partially offset by a $2.5 million decrease in time deposits.

Liquidity

The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been highly liquid and its liquid funds have been more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions.

Sources of liquidity at June 30, 2003 totaled $256.8 million or 34% of total assets, consisting of investment securities, cash and cash equivalents and interest-bearing due from banks.

As of June 30, 2003, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported at December 31, 2002.

Capital Adequacy, Regulatory Capital Ratios and Dividends

The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking and Insurance (Department). Such regulators have promulgated risk-based capital guidelines that require the Company and the Subsidiary Banks to maintain certain minimum capital as a percentage of their assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

Total shareholders' equity of $53.1 million at June 30, 2003 was 7.0% of total assets, an increase of $1.6 million compared with $51.5 million or 7.2% of total assets at December 31, 2002. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 2003:

                                                                                                  To Be Well-Capitalized
                                                                                                       Under Prompt
                                                                             For Capital             Corrective Action
                                                      Actual              Adequacy Purposes              Provision
                                               ------------------------------------------------------------------------
                                               Amount        Ratio        Amount        Ratio        Amount       Ratio
                                               ------------------------------------------------------------------------
Total capital (to risk weighted assets)

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

During the last two quarters of 2002 and the first quarter of 2003 the Company declared cash dividends at the rate of $0.10 per share, or an annual rate of $0.40 per share. During the second quarter of 2003 the Company increased the declared quarterly dividend by 10.0% to $0.11 per share, or an annual dividend rate of $0.44 per share. The Company's payment of a 2.5% stock dividend during the second quarter of 2003 had the effect of further increasing the annual dividend rate by 2.5% to a total of 12.5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of quarterly cash dividends to its shareholders.

Under the Amended Employment Agreement between George E. Irwin and the Company dated August 1, 2003 (a copy of which was attached as Exhibit 10.8 to the Company's Form 8-K filed on that date), the Company agreed to redeem 239,095 shares of its common stock beneficially owned by Mr. Irwin. The predetermined purchase price, $16.00 per share (a total of $3,825,520), did not exceed the stock's market price either when the Agreement was signed or on August 1, 2003. The Company's payment of the stock redemption price will reduce shareholders' equity during the third quarter of 2003 but will not be a charge against earnings. The Company believes that the redemption of shares from Mr. Irwin will have no significant impact on the Company's liquidity, that the Company will remain well-capitalized for regulatory purposes after the redemption, and that the redemption will be slightly accretive to basic earnings per share.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. However, in all of the year 2002 the Company, along with other financial institutions, felt the effect of a weakening economy coupled with many reductions in short-term interest rates. As of late, a record level of prepayments with respect to mortgage-related loans and mortgaged-backed securities coupled with intense competition for good quality loans have contributed to a compression of net interest margin. The Company's recent decision to retain the leases in the portfolio at Highland Capital Corp., its small-ticket equipment leasing and financing subsidiary, is having a negative impact on current earnings but the impact should be favorable over the longer term. Because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

The Company has a new management team in place at our leasing subsidiary, focusing on high quality, vendor driven programs. Going forward the Company intends to hold all leases originated in its lease receivable portfolio, rather than selling in the secondary market. This will result in the loss of gain on sale income but the Company's net interest margin should strengthen with these high-yield receivables as the lease portfolio builds over time.

In addition, the Company has decided to change its method of delivering brokerage services to the customers of Greater Community Financial, the Company's broker-dealer subsidiary. In May 2003, management executed an agreement with Raymond James Financial Services, Inc. to function as the registered broker-dealer for Greater Community Financial. The transition started in late June and is expected to be completed by the middle of August. Once this becomes fully operational, it is expected to enhance the Company's earnings over time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2002 Form 10-K filed with Securities and Exchange Commission.

Item 4 - Controls and Procedures.

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

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      See Item 4, Part II, of Form 10-Q for the quarter ended March 31, 2003, with respect to the Annual Meeting of Stockholders held on April 16, 2003.

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

                  On June 19, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the 2.5% stock dividend and $0.11 per share cash dividend.

                  On July 16, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the second quarter 2003 earnings.

                  On August 1, 2003, the Company Filed a Form 8-K with Securities and Exchange Commission reporting the resignation of the President & CEO of Greater Community Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GREATER COMMUNITY BANCORP
                                        (Registrant)


Date: August 14, 2003                   By: /s/Naqi A. Naqvi
                                           -------------------------------------
                                           Naqi A. Naqvi, Treasurer & CFO
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q
                       For the quarter ended June 30, 2003

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

      4.1 Junior Subordinated Indenture between the Company and Deutsche Bank Trust Company Americas as Trustee, dated June 28, 2003 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24,
                  2003).

      4.4 Amended and Restated Trust among Greater Community Bancorp as Depositor, Deutsche Bank Trust Company Americas as Property Trustee, and Deutsche Bank Trust Company (Delaware) as Delaware Trustee, dated May 24, 2003 (incorporated by reference to Exhibit 4.4 of Exhibits on Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2003).

      4.6 Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) dated June 28, 2003 (incorporated by reference to
                  Exhibit 4.6 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2003).

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

      10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C. Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

      10.6 Greater Community Bancorp 2002 Employee Stock Option Plan Adopted February 20, 2002 (incorporated by reference to
                  Exhibit 10.6 to Form 10-K for the year ended December 31,
                  2000).

      10.7 Greater Community Bancorp 2002 Stock Option Plan for Nonemployee Directors Adopted February 20, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2000).

      10.8 Amended Employment Agreement of George E. Irwin dated August 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 1, 2003).

      31.1 Certification of President and Chief Executive Officer dated August 14, 2003.

      31.2        Certification of Chief Financial Officer dated August 14,
                  2003.

      32.1 Certification of Officers pursuant to 18 U.S.C. SECss.1350 dated August 14, 2003.