Form 10-Q
period 2003-09-30
GREATER COMMUNITY BANCORP
filed 2003-11-14
CIK 773845

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock $0.50 par value - 6,981,551 shares at October 31, 2003.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheet at
            September 30, 2003 (unaudited) and December 31, 2002 ......       3

         Consolidated Statements of Income (unaudited)
            Three and nine months ended
            September 30, 2003 and 2002 ...............................       4

         Consolidated Statements of Changes in Shareholders'
            Equity (unaudited)
            Nine months ended September 30, 2003 and 2002 .............       5

         Consolidated Statements of Cash Flows (unaudited)
            Nine months ended September 30, 2003 and 2002 .............       6

         Notes to Consolidated Financial Statements (unaudited) .......       7

Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................      11

Item 3 - Quantitative and Qualitative Changes About Market Risk .......      21

Item 4 - Controls and Procedures ......................................      21

PART II - OTHER INFORMATION

Items 1 through 6 .....................................................      22

Signatures ............................................................      23

Exhibit Index .........................................................     E-1

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                          September 30,          December 31,
                                                                   2003                  2002
                                                          -------------          ------------
ASSETS--                                                    (Unaudited)
CASH AND DUE FROM BANKS-Non-interest-bearing                $    21,544           $    19,433
FEDERAL FUNDS SOLD                                               16,450                17,700
                                                            -----------           -----------
          Total cash and cash equivalents                        37,994                37,133
DUE FROM BANKS - Interest-bearing                                 7,314                 9,439
SECURITIES:
   Available-for-sale, at fair value                            175,081               186,875
   Held-to-maturity, at amortized cost
         (Fair values $3,096 and $5,327)                          3,070                 5,320
                                                            -----------           -----------
                                                                178,151               192,195
LOANS                                                           500,524               444,095
 Less - Allowance for loan and lease losses                      (7,836)               (7,298)
        Unearned income                                            (687)                 (753)
                                                            -----------           -----------
          Net loans                                             492,001               436,044
PREMISES AND EQUIPMENT, net                                       7,667                 7,850
ACCRUED INTEREST RECEIVABLE                                       3,065                 3,131
BANK OWNED LIFE INSURANCE                                        12,890                12,448
GOODWILL                                                         11,574                11,574
OTHER ASSETS                                                     11,359                10,053
                                                            -----------           -----------
          Total assets                                      $   762,015           $   719,867
                                                            ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest-bearing                                     $   163,175           $   138,679
   Interest-bearing                                             160,218               150,600
   Savings                                                      105,264                96,034
      Time Deposits less than $100                              113,155               121,539
   Time Deposits $100 and over                                   35,475                37,191
                                                            -----------           -----------
          Total deposits                                        577,287               544,043

FHLB ADVANCES                                                    85,000                80,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                   20,198                11,728
ACCRUED INTEREST PAYABLE                                          1,579                 1,877
OTHER LIABILITIES                                                 5,921                 6,721
GUARANTEED PREFERRED BENEFICIAL INTEREST
 IN THE COMPANY'S SUBORDINATED DEBT                              24,000                24,000
                                                            -----------           -----------
          Total Liabilities                                     713,985               668,369
                                                            -----------           -----------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.50 per share:
      20,000,000 shares authorized, 6,975,736
      and 7,021,102 shares outstanding                            3,488                 3,511
  Additional paid-in capital                                     41,469                42,856
  Retained earnings                                               1,607                 1,721
  Accumulated other comprehensive income                          1,466                 3,410
                                                            -----------           -----------
   Total shareholders' equity                                    48,030                51,498
                                                            -----------           -----------
    Total liabilities and shareholders' equity              $   762,015           $   719,867
                                                            ===========           ===========

                (See notes to Consolidated Financial statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                       Three Months                     Nine months
                                                                                Ended September 30,             Ended September 30,
                                                                                -------------------             -------------------

                                                                               2003            2002            2003            2002
                                                                               ----            ----            ----            ----
INTEREST INCOME
     Loans, including fees                                                $   7,704       $   8,088       $  23,278       $  23,966
     Securities                                                               1,397           2,114           4,834           6,202
     Federal Funds sold and deposits with banks                                  91             216             344             730
                                                                          ---------       ---------       ---------       ---------
        Total interest income                                                 9,192          10,418          28,456          30,898
                                                                          ---------       ---------       ---------       ---------

INTEREST EXPENSE
     Deposits                                                                 1,333           1,961           4,462           6,161
     Short-term borrowings                                                    1,147           1,156           3,381           3,331
     Long-term borrowings                                                       507             507           1,524           1,657
                                                                          ---------       ---------       ---------       ---------
        Total interest expense                                                2,987           3,624           9,367          11,149
                                                                          ---------       ---------       ---------       ---------
NET INTEREST INCOME                                                           6,205           6,794          19,089          19,749

PROVISION FOR LOAN AND LEASE LOSSES                                           1,249             223           1,703             661
                                                                          ---------       ---------       ---------       ---------
        Net interest income after
          Provision for Loan and Lease Losses                                 4,956           6,571          17,386          19,088

OTHER INCOME
     Service charges on deposit accounts                                        716             628           2,038           1,829
     Other commissions and fees                                                 145             155             445             562
     Fee income on mortgage loans sold                                          137              25             406              46
     Gains on sales of securities                                             1,331             122           1,833             567
     Trading revenues                                                            --              --              --              (9)
     Gains on sale of lease financing receivable                                 21             155              99             924
     Gain on sale of assets                                                     270              --             270             123
     Bank-owned life insurance                                                  138             151             442             460
     All other income                                                           238             255             702             720
                                                                          ---------       ---------       ---------       ---------
                                                                              2,996           1,491           6,235           5,222
OTHER EXPENSES
     Salaries and employee benefits                                           3,465           2,858           9,470           8,308
     Occupancy and equipment                                                    818             821           2,490           2,407
     Regulatory, professional and other fees                                    394             458           1,573           1,423
     Computer services                                                          137             114             375             311
     Write off of trust preferred financing cost                                 --           1,022              --           1,022
     Office expense                                                             241             261             869             891
     All other operating expenses                                               639             881           2,064           2,304
                                                                          ---------       ---------       ---------       ---------
             Total other expenses                                             5,694           6,415          16,841          16,666
                                                                          ---------       ---------       ---------       ---------

             Income before income taxes                                       2,258           1,647           6,780           7,644

PROVISION FOR INCOME TAXES                                                      599             470           1,946           2,334
                                                                          ---------       ---------       ---------       ---------

NET INCOME                                                                $   1,659       $   1,177       $   4,834       $   5,310
                                                                          =========       =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                   7,078           7,203           7,165           7,211
                                                                          =========       =========       =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                                 7,516           7,672           7,613           7,642
                                                                          =========       =========       =========       =========
NET INCOME PER SHARE - Basic                                              $    0.23       $    0.16       $    0.67       $    0.74
                                                                          =========       =========       =========       =========
NET INCOME PER SHARE - Diluted                                            $    0.22       $    0.15       $    0.63       $    0.69
                                                                          =========       =========       =========       =========

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, Unaudited)

Nine months ended September 30, 2003

                                                                                       Accumulated
                                                         Additional                       Other          Total
                                            Common        Paid-in        Retained     Comprehensive   Shareholders'   Comprehensive
                                            Stock         Capital        Earnings         Income         Equity           Income
                                           ----------------------------------------------------------------------------------------
Balance, January 1, 2003                   $  3,511       $ 42,856       $  1,721       $    3,410      $ 51,498

   Net income                                                               4,834                          4,834       $    4,834

   2.5% stock dividend                           88          2,591         (2,679)                            --

   Exercise of stock options                     29            388                                           417

   Cash dividends                                                          (2,269)                        (2,269)

Other comprehensive income,
     net of reclassification,
     adjustments and taxes                                                                  (1,944)       (1,944)          (1,944)
                                                                                                                       ----------
   Total Comprehensive income                                                                                          $    2,890
                                                                                                                       ==========
   Purchase and retirement of
     treasury stock                            (140)        (4,366)                                       (4,506)
                                           ---------------------------------------------------------------------
Balance, September 30, 2003                $  3,488       $ 41,469       $  1,607       $    1,466      $ 48,030
                                           =====================================================================

Nine months ended September 30, 2002

                                                                                       Accumulated
                                                         Additional                       Other          Total
                                            Common        Paid-in        Retained     Comprehensive   Shareholders'   Comprehensive
                                            Stock         Capital        Earnings         Income         Equity           Income
                                           ----------------------------------------------------------------------------------------
Balance, January 1, 2002                   $  3,354       $ 38,040       $  2,321       $    2,397      $ 46,112

   Net income                                                               5,310                          5,310       $    5,310

   5% stock dividend                            168          5,266         (5,434)                            --

   Exercise of stock options                     19            339                                           358

Cash dividends                                                             (1,978)                        (1,978)

Other comprehensive income,
     net of reclassification,
     adjustments and taxes                                                                     840           840              840
                                                                                                                       ----------
   Total Comprehensive income                                                                                          $    6,150
                                                                                                                       ==========

   Purchase and retirement of
     treasury stock                             (31)          (728)                                         (759)
                                           ---------------------------------------------------------------------
Balance, September 30, 2002                $  3,510       $ 42,917       $    219       $    3,237      $ 49,883
                                           =====================================================================

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                               2003            2002
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $   4,834       $   5,310
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                 959             942
    Accretion of discount on securities, net                    2,438             722
    Gains on sales of investment securities, net               (1,833)           (567)
    Trading assets                                                 --               9
    Gain on sale of assets                                       (270)           (124)
    Provision for Loan and Lease Losses                         1,703             661
    (Increase) decrease in accrued interest receivable             66            (284)
    (Increase) in other assets                                 (1,748)         (3,481)
    Decrease in accrued interest payable
         and other liabilities                                 (1,098)         (1,709)
                                                            ---------       ---------
Net cash provided by operating activities                       5,051           1,479
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-sale securities -
      Purchases                                              (106,987)       (112,135)
      Sales                                                     5,009          20,986
      Maturities and principal paydowns                       109,788          61,698
    Held-to-maturity securities -
      Purchases                                                    --          (2,099)
      Maturities                                                2,251             449
    Net decrease in interest-bearing deposits
      with banks                                                2,125           2,615
    Net increase in loans                                     (55,957)        (17,699)
    Capital expenditure                                        (1,116)         (1,304)
    Proceeds from sale of assets                                  341              --
                                                            ---------       ---------
          Net cash used in investing activities               (44,546)        (47,489)
                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts                           33,244          47,322
    (Decrease) increase in repurchase agreements                8,470          (2,715)
    Proceeds from issuance of FHLB advances                     5,000          10,000
    Proceeds from issuance of subordinated debt                    --          24,000
    Redemption of subordinated debt                                --         (23,000)
    Dividends paid                                             (2,269)         (1,978)
    Proceeds from exercise of stock options                       417             358
    Purchase of treasury stock                                 (4,506)           (759)
                                                            ---------       ---------

          Net cash provided by financing activities            40,356          53,228
                                                            ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         861           7,218

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 37,133          46,997
                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  37,994       $  54,215
                                                            =========       =========

                (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In the opinion of management, these unaudited financial statements contain all disclosures which are necessary to present fairly the Company's consolidated financial position at September30, 2003, the consolidated results of operations for three months and nine months ended September30, 2003 and 2002 and cash flows for nine months ended September30, 2003 and 2002. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which in the opinion of management are necessary in order to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2002.

DIVIDEND

On September 18, 2003, the Company's Board of Directors declared a cash dividend of 11.0 cents ($.11) per share on the Company's common stock. The record date of the dividend was October 15, 2003 and the issue date was October 31, 2003.

EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share of $0.63 and $0.69 for the nine-month periods and $0.22 and $0.15 for the three-month periods ended September 30, 2003 and 2002, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.

                                                                                   For the Nine months Ended September 30, 2003
                                                                                   ---------------------------------------------
                                                                                       Income            Shares        Per Share
                                                                                   (Numerator)    (Denominator)           Amount
                                                                                   -----------    -------------        ---------
                                                                                      (In thousands, except for per share data)
Basic EPS
Net income available to common stockholders .................................         $  4,834            7,165         $   0.67

Effect of Dilutive Securities
Options .....................................................................               --              448            (0.04)
                                                                                      --------         --------         --------
Diluted EPS
Net income available to common stockholders plus assumed conversions ........         $  4,834            7,613         $   0.63
                                                                                      ========         ========         ========

                                                                                   For the Nine months Ended September 30, 2002
                                                                                   ---------------------------------------------
                                                                                       Income            Shares        Per Share
                                                                                   (Numerator)    (Denominator)           Amount
                                                                                   -----------    -------------        ---------
Basic EPS
Net income available to common stockholders .................................         $  5,310            7,211         $   0.74

Effect of Dilutive Securities
Options .....................................................................               --              431            (0.05)
                                                                                      --------         --------         --------
Diluted EPS
Net income available to common stockholders plus assumed conversions ........         $  5,310            7,642         $   0.69
                                                                                      ========         ========         ========

LOANS

The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                                           September 30,     December 31,
                                                                                                    2003            2002
                                                                                           -------------     ------------
      Nonaccrual loans and leases .....................................................         $  2,092        $  2,767
      Renegotiated loans ..............................................................              262             295
                                                                                                --------        --------
        Total nonperforming loans and leases ..........................................         $  2,354        $  3,062
                                                                                                ========        ========

      Loans past due 90 days and accruing .............................................         $     43        $    587
                                                                                                ========        ========
      Gross interest income which would have been recorded under original terms .......         $     96        $    135
                                                                                                ========        ========

The balance of impaired loans was $1.9 and $2.5 million at September 30, 2003 and December 31, 2002, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $518,000 and $1.1 million for the two periods respectively.

STOCK OPTIONS

At September 30, 2003, the Company has four stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

                                                                                                   Nine months Ended September 30,
                                                                                                   -------------------------------
                                                                                                       2003               2002
                                                                                                      ------             ------
      Net income .........................................................       As reported          $4,834             $5,310
      Less: stock-based compensation costs determined Under fair .........                               (64)               (61)
                                                                                                      ------             ------
      value-based method for all awards ..................................       Pro forma            $4,770             $5,249
                                                                                                      ======             ======

      Earnings per share of common stock - basic .........................       As reported          $ 0.67             $ 0.74
                                                                                 Pro forma            $ 0.67             $ 0.73

      Earnings per share of common stock-diluted .........................       As reported          $ 0.63             $ 0.69
                                                                                 Pro forma            $ 0.63             $ 0.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yields of 2.5%; expected volatility of 34%; risk-free interest rates of 5.82%; and expected lives of five and ten years. The Company did not grant options during the nine-month period ended September 30, 2003.

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

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of September 30, 2003 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of September 30, 2003, the Company has not acquired any new variable interest entities.

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

Derivative Instruments

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after September15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150 after May 31, 2003. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition as of September 30, 2003 and the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002, and the other information therein. The consolidated balance sheet as of September 30, 2003 and the statements of operations and cash flows for the nine months ended September 30, 2003 and 2002 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months and nine months ended September 30, 2003. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2002.

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

The Company is a diversified financial services company operating retail banking, brokerage services, and equipment leasing businesses that provide products and services in the Company's primary geographic markets in northern counties of New Jersey. Through Highland Capital Corp., one of the Company's wholly-owned nonbank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses on a national basis.

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and non-banks compete for customers with a broad array of banking, investments and capital market products. Despite this protracted period of economic stagnation, our key strengths of service and local delivery continue to attract high-quality business to our Company.

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

On July 30, 2003 the Company announced several important changes in the Company's senior management. Effective on September 1, 2003. George E. Irwin resigned as president, chief executive officer and director of the Company and Greater Community Bank, the Company's largest bank subsidiary. Anthony M. Bruno, Jr., the Company's chairman, became the Company's chief executive officer as well as president and chief executive officer of Greater Community Bank. C. Mark Campbell, formerly the Company's executive vice president, became president and chief operating officer of the Company while retaining his positions as president and chief executive officer of Bergen Commercial Bank, the Company's second largest bank subsidiary. The Company's press release relating to these management changes was attached as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on August 1, 2003, and a copy of the Amended Employment Agreement of George E. Irwin dated as of August 1, 2003 was attached as Exhibit 10.8 to such Form 8-K.

Earnings Summary

Net income for the first nine months of 2003 was $4.8 million or $0.63 per diluted share, a 9.0% decline from $5.3 million or $0.69 per diluted share earned in the first nine months of 2002. During the third quarter 2003, the Company recorded gains from sale of securities in the amount of $1.3 million, offset by $1.0 million in provision for loan and lease losses.

Net Income for the third quarter of 2003 was $1.7 million or $0.22 per diluted share, a 41.0% increase from $1.2 million or $0.15 per diluted share earned in the third quarter of 2002.

The decreases in net income for the nine-month period ending September 30, 2003, were in large part due to decreasing yields on earning assets.

During the third quarter, the Company recorded an additional $1.0 million in loan and lease loss reserves for a total of $1.2 miilion. The Company continues to experience loan runoff due to a high level of refinancing activity.

The increase in net income for the three-month period ending September 30, 2003, was largely due to gains on sale of securities and gains from sale of other assets.

The annualized returns on average equity (ROE) and average assets (ROA) for the first nine months of 2003 were 12.5% and 0.88%, respectively, compared with 15.3% and 1.09% for the same period in prior year. For the second quarter of 2003, the ROE and ROA were 13.1% and 0.88%, respectively, compared with 9.5% and 0.67% for the prior year third quarter.

Net Interest Income

Nine-Month Comparison: Net interest income is the largest source of the Company's operating income. Net interest income (before income tax effect) for the nine months ended September 30, 2003 declined $660,000 or 3.3%, compared to the same period in the prior year. In spite of the increase in average earning assets, total interest income decreased 7.9% to $28.5 million, while total interest expense decreased 16.0% to $9.4 million. Interest income on loans, investment securities and federal funds sold and deposits with other banks decreased by $688,000, $1.4 million and $386,000, respectively, due to declining yields, In addition, the high level of refinancing activity not only replaced higher interest yielding loans with lower interest yielding loans but it also accelerated the principal pay downs on mortgage backed investment securities.

Three Month Comparison: Net interest income for the three months ended September 30, 2003 decreased by $589,000 or 8.7% to $6.2 million compared to the three months ended September 30, 2002. Total interest income for the period decreased by $1.2 million to $9.2 million. Such decrease was only partially offset by a decrease of $637,000 or 17.6% in interest paid on interest bearing liabilities. Among the earning assets, the largest impact was on interest income on investment securities which declined by $717,000 while interest income on loans and on federal funds sold and deposits with other banks decreased by $384,000 and $125,000, respectively, due to declining yields.

The Company's net interest margin for the nine-month period ended September 30, 2003, decreased by 36 basis points to 3.76%, compared with 4.12% in the same period of the prior year. This was a result of margin compression felt throughout the industry due to the lower interest rate environment.

Other Income

Non-interest income continues to represent a considerable source of income for the Company. Excluding the gains on sale of securities of $1.8 million and other assets of $270,000, total non-interest income decreased by $400,000 to $4.1 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase for the third quarter of 2003 (also excluding the gains on sale of investment securities and other assets) was $26,000 to $1.4 million, compared to the third quarter of 2002. The increases primarily resulted from lower gain on sale of leases due to the Company's strategic decision to retain the leases in the portfolio, partially offset by a strong growth in fees from mortgage banking activities.

Other Expenses

Total other expenses increased by $175,000 to $16.8 million for the nine months ended September 30, 2003 compared to the same period in 2002. Total other expenses decreased by $721,000 (11.2%) to $5.7 million for the three months ended September 30, 2003 compared to the same period in 2002. Non-interest expense for the third quarter of 2002 included a $1.0 million charge to write-off the unamortized portion of the financing expense related to the refinancing of trust preferred securities.

The largest component of other expenses, salaries and employee benefits, increased by $607,000 (21.2%) to $3.5 million, and by $1.2 million (14.0%) to $9.5 million, for the three months and nine months ended September 30, 2003, respectively, over the comparable 2002 periods. These increases represent commissions paid on mortgage banking activities, the opportunistic addition of an experienced lending team, general salary increases and increases in health benefits costs, as well as a separation package for the former chief executive officer.

Apart from the salaries and employee benefits, occupancy and equipment, regulatory, professional and other fees and computer services increased moderately while office expense and all other expenses decreased moderately for the nine-month period ending September 30, 2003.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.2 million and $1.7 million for the three- and nine-month periods ending September 30, 2003, respectively, an increased of $1.0 million for both the periods relative to the same periods of 2002. The increase for both periods is based upon management's evaluation of the non-performing leases in the loan and lease portfolio and to adequately reserve for them.

Provision for Income Taxes

The provisions for income taxes for the three and nine months ended September 30, 2003 were $599,000 and $1.9 million, a 27% and 29% effective tax rate, respectively, compared to $470,000 and $2.3 million, a 29% and 31% effective tax rate, respectively, for the same periods in 2002.

The decreases in the effective tax rates for the three- and nine-month periods is a direct result of tax planning strategies.

FINANCIAL CONDITION

ASSETS

Between December 31, 2002 and September 30, 2003 total assets increased by $42.1 million to $762.0 million. The majority of the increase is attributable to the growth of the Company, particularly in loans. Much of the increase was fueled by growth in core deposits.

Loans -- Asset Quality and Allowance for Loan and Lease Losses

Gross loans increased from December 31, 2002 to September 30, 2003 by $56.4 million to $500.5 million. Such increase resulted primarily from internal growth particularly in residential and nonresidential real estate, construction loans and lease financing receivables.

The following table reflects the composition of the gross loan portfolio as of September 30, 2003 and December 31, 2002.

                                                         September 30, 2003     December 31, 2002
                                                         ------------------     -----------------
      Loans secured by residential properties
         One-to-four family                                   $152,570               $142,677
         Multifamily                                            11,748                 12,861
      Loans secured by nonresidential properties               237,516                203,501
      Loans to individuals                                       6,351                  8,843
      Commercial loans                                          37,246                 33,859
      Construction loans                                        34,040                 24,339
      Lease financing receivable                                20,625                 17,058
      Other loans                                                  428                    957
                                                              --------               --------
           Total gross loans                                  $500,524               $444,095
                                                              ========               ========

Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO). At September 30, 2003, total nonperforming loans totaled $2.4 million or 0.47% of total gross loans, a decrease of 22 basis points from the level reported at December 31, 2002. Of the total nonperforming loans, nonaccruing loans accounted for $2.1 million or 0.42% of total loans, as compared to $2.8 million or 0.62% of total loans at December 31, 2002. Loans past due 90 days or more and still accruing at September 30, 2003 decreased to $43,000 compared to $587,000 at December 31, 2002, primarily as a result of such loans becoming current in payment.

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

                                               September 30,     December 31,
                                                   2003              2002
                                               -------------     ------------
Nonaccruing loans                                  $2,092            $2,767
Renegotiated loans                                    262               295
                                                   ------            ------
     Total nonperforming loans                      2,354             3,062
                                                   ------            ------

Loans past due 90 days and accruing                    43               587
Other real estate                                      --                --
                                                   ------            ------
     Total nonperforming assets                    $2,397            $3,649
                                                   ======            ======

Asset Quality Ratios
Nonperforming loans to total gross loans             0.47%             0.69%
Nonperforming assets to total gross loans            0.48%             0.82%
Nonperforming assets to total assets                 0.31%             0.51%
Allowance for loan losses to
   nonperforming loans                             332.88%           238.34%

During the nine months ended September 30, 2003 and 2002, gross interest income of $126,000 and $20,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period.

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

As of the dates indicated, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                               September 30,     December 31,
                                                   2003              2002
                                               -------------     ------------
Impaired loans -
  Recorded investment                             $ 1,904           $ 2,517
  Valuation allowance                             $   518           $ 1,081

This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheet.

The average recorded investment in impaired loans for the nine-month period ended September 30, 2003 was $1.9 million compared to $2.5 million at December 31, 2002.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $114,000 for the nine-month period ended September 30, 2003.

Analysis of the Allowance for Loan Loss

Between December 31, 2002 and September 30, 2003, the allowance for loan losses increased by $538,000 (7.4%) to $7.8 million. The allowance constituted 1.57% and 1.64% of gross loans on September 30, 2003 and December 31, 2002, respectively. The Provision for Loan and Lease Losses added $1.7 million for the nine-month period, while the net charge offs were $1.2 million. Management believes the allowance for loan losses at September 30, 2003 of $7.8 million or 327% of nonperforming assets, is adequate.

The following table represents transactions affecting the allowance for loan losses during the nine-month periods ended September 30, 2003 and 2002.

                                                           2003           2002
                                                           ----           ----

Balance at beginning of period, January 1,                $7,299         $6,320
Charge-offs:
     Commercial, financial and agricultural                    7            159
     Lease financing receivables                           1,278             11
     Real estate--mortgage                                     0             47
     Installment loans to individuals                          3              0
     Credit cards and related plans                            1             28
                                                          ------         ------
                                                           1,289            245
Recoveries:
     Commercial, financial and agricultural                   41             34
     Lease financing receivables                              13              0
     Real estate--mortgage                                    58              0
     Installment loans to individuals                          4              7
     Credit cards and related plans                            7              3
                                                          ------         ------
                                                             123             44
                                                          ------         ------
Net charge-offs                                            1,166            201
Provision charged to operations
   during the nine-month period                            1,703            438
                                                          ------         ------
Balance at end of period, September 30,                   $7,836         $6,557
                                                          ======         ======
Ratio of net charge-offs during
   the nine-month period to average loans
   outstanding during the period                             .26%           .05%

Investment Securities

Securities decreased by a net amount of $14.0 million from December 31, 2002 to September 30, 2003. The decrease resulted from $107.0 million of purchases of additional securities offset by $114.8 million in prepayments, maturities and sales during the first nine months. The decrease represents the sum of the $11.8 million decrease in securities available for sale and the $2.3 million decrease in securities held to maturity.

Cash

Cash and cash equivalents increased by $861,000 (2.3%) to $38.0 million between December 31, 2002 and September 30, 2003. Such increase represents an increase of $2.1 million cash and due from banks partially offset by a decrease in federal funds sold.

LIABILITIES

Between December 31, 2002 and September 30, 2003, total liabilities increased by $45.6 million to $714.0 million. The increase is primarily attributable to a $33.2 million increase in total deposits coupled with a $5.0 million and $8.5 million increase in FHLB advances and securities sold under agreements to repurchase, respectively.

Deposits

Total deposits increased by $33.2 million to $577.3 million. Such increase is primarily attributable to a new marketing initiative to increase non-interest bearing demand deposits.

Of the total increase, non-interest-bearing deposits, interest-bearing deposits and savings deposits increased by $24.5 million, $9.6 million and $9.2 million, respectively. Such increases were partially offset by a $10.1 million decrease in time deposits.

Liquidity

The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been highly liquid and its liquid funds have been more than sufficient to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions.

Sources of liquidity at September 30, 2003 totaled $223.5 million or 29% of total assets, consisting of investment securities, cash and cash equivalents and interest-bearing due from banks.

As of September 30, 2003, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported at December 31, 2002.

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

Total shareholders' equity of $48.0 million at September 30, 2003 was 6.3% of total assets, a decrease of $3.5 million compared with $51.5 million or 7.2% of total assets at December 31, 2002. Such decrease is primarily attributable to $4.5 million in redemption of common stock during the nine-month period.The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 2003:

                                                                                                     To Be Well-Capitalized
                                                                                                          Under Prompt
                                                                               For Capital             Corrective Action
                                                        Actual              Adequacy Purposes               Provision
                                                  -------------------------------------------------------------------------
                                                  Amount       Ratio        Amount      Ratio           Amount       Ratio
                                                  -------------------------------------------------------------------------
Total capital (to risk weighted assets)

     Greater Community Bancorp                    $67,146      11.99%      $44,782       8.00%             N/A         N/A

     Greater Community Bank                        34,527      10.01%       27,595       8.00%          34,494       10.00%

     Bergen Commercial Bank                        18,041      10.06%       14,341       8.00%          17,927       10.00%

     Rock Community Bank                            5,488      18.77%        2,340       8.00%           2,925       10.00%

Tier 1 Capital (to risk weighted assets)

     Greater Community Bancorp                     50,511       9.02%       22,391       4.00%             N/A         N/A

     Greater Community Bank                        30,211       8.76%       13,798       4.00%          20,697        6.00%

     Bergen Commercial Bank                        15,799       8.81%        7,171       4.00%          10,756        6.00%

     Rock Community Bank                            5,121      17.51%        1,170       4.00%           1,755        6.00%

Tier 1 Capital (to average assets)

     Greater Community Bancorp                     50,511       6.81%       29,681       4.00%             N/A         N/A

     Greater Community Bank                        30,211       6.45%       18,721       4.00%          23,401        5.00%

     Bergen Commercial Bank                        15,799       7.04%        8,971       4.00%          11,214        5.00%

     Rock Community Bank                            5,121      13.05%        1,570       4.00%           1,962        5.00%

During the last three quarters of 2002 and the first quarter of 2003 the Company declared cash dividends at the rate of $0.10 per share, or an annual rate of $0.40 per share. During the second quarter of 2003 the Company increased the declared quarterly dividend by 10.0% to $0.11 per share, or an annual dividend rate of $0.44 per share. The Company's declaration of a 2.5% stock dividend during the second quarter of 2003 had the effect of further increasing the annual dividend rate by 2.5% to a total of 12.5%. The Company's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company expects to continue its current dividend policy of quarterly cash dividends to its shareholders.

Under the Amended Employment Agreement between George E. Irwin and the Company dated August 1, 2003 (a copy of which was attached as Exhibit 10.8 to the Company's Form 8-K filed on that date), the Company agreed to redeem 239,095 shares of its common stock beneficially owned by Mr. Irwin. The predetermined purchase price, $16.00 per share (a total of $3,825,520), did not exceed the stock's market price either when the Agreement was signed or on August 1, 2003. The Company's payment of the stock redemption price reduced shareholders' equity during the third quarter of 2003 but was not a charge against earnings. The Company believes that the redemption of shares from Mr. Irwin has had no significant impact on the Company's liquidity, that the Company remains well-capitalized for regulatory purposes after the redemption, and that the redemption will be slightly accretive to basic earnings per share.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. However, in all of the year 2002 and during the first part of 2003, the Company, along with other financial institutions, felt the effect of a weakening economy coupled with many reductions in short-term interest rates. As of late, a record level of prepayments with respect to mortgage-related loans and mortgaged-backed securities coupled with intense competition for good quality loans have contributed to a compression of net interest margin. The Company's recent decision to retain the leases in the portfolio at Highland Capital Corp., its small-ticket equipment leasing and financing subsidiary, is having a negative impact on current earnings but the impact should be favorable over the longer term. Because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

The Company has a new management team in place at our leasing subsidiary, focusing on high quality, vendor-driven programs. Going forward the Company intends to hold all leases originated in its lease receivable portfolio, rather than selling in the secondary market. This will result in the loss of gain on sale income but management believes that the Company's net interest margin will strengthen with these high-yield receivables as the lease portfolio builds over time.

In addition, the Company changed its method of delivering brokerage services to the customers of Greater Community Financial, the Company's broker-dealer subsidiary. In May 2003, management executed an agreement with Raymond James Financial Services, Inc. to function as the registered broker-dealer for Greater Community Financial. The transition started in late June and was completed during August. Once this becomes fully operational, it is expected to enhance the Company's earnings over time.

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

                  On August 1, 2003, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the resignation of the President and CEO of Greater Community Bancorp.

                  On October 28, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GREATER COMMUNITY BANCORP
                                             (Registrant)


Date: November 14, 2003                      By: /s/Naqi A. Naqvi
      ------------------                         -------------------------------
                                                 Naqi A. Naqvi, Treasurer & CFO
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    EXHIBITS



                                       TO



                                    FORM 10-Q
                    For the quarter ended September 30, 2003




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

    Exhibit
      No.                                 Description

      3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended September 30, 1998, filed on August 14, 1998).

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

      31.1    Certification of Chief Executive Officer dated November 14, 2003.

      31.2    Certification of Chief Financial Officer dated November 14, 2003.

      32.1 Certification of Officers pursuant to 18 U.S.C. SECss.1350 dated November 14, 2003.