Form 10-K
period 2003-12-31
GREATER COMMUNITY BANCORP
filed 2004-03-12
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

|_|            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to ______________

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

            Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
       NONE                                       NASDAQ National Market
-------------------                    -----------------------------------------

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

      YES |X|  NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

      YES |X|  NO |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $96,746,477. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      The number of shares outstanding of the registrant's common stock as of February 10, 2004 was 7,034,458.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on April 20, 2004 is incorporated by reference into Part III, Items 10 through 13, inclusive.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 2003

                                                                        PAGE NO.
                                                                        --------

PART I.........................................................................1

   ITEM 1      BUSINESS........................................................1

   ITEM 2      PROPERTIES......................................................7

   ITEM 3      LEGAL PROCEEDINGS...............................................7

   ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............7

PART II........................................................................8

   ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.....................................8

   ITEM 6      SELECTED FINANCIAL DATA.........................................9

   ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION..............................9

   ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....23

   ITEM 8      FINANCIAL STATEMENTS...........................................24

   ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................49

   ITEM 9A     CONTROLS AND PROCEDURES........................................49

PART III......................................................................49

   ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............49

   ITEM 11     EXECUTIVE COMPENSATION.........................................49

   ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................49

   ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................50

   ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................50

PART IV.......................................................................50

   ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................50

SIGNATURES....................................................................51

EXHIBIT INDEX................................................................E-1

                                     PART I

Item 1  BUSINESS

THE HOLDING COMPANY

      Greater Community Bancorp (the "Company") is a business corporation incorporated in New Jersey in 1984. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At the end of 2001 the Company filed a declaration with the Federal Reserve to be designated as a "financial holding company" pursuant to the Gramm-Leach-Bliley Act of 1999 (the "1999 Act"). The 1999 Act permits a bank holding company to qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well managed, well capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. The Federal Reserve accepted the Company's declaration. (See "SUPERVISION AND REGULATION -- Financial Holding Company Regulation" below.)

      The Company's primary business activity is the ownership and operation of its three New Jersey commercial bank subsidiaries, Greater Community Bank ("GCB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (the "Bank Subsidiaries"), and its nonbank subsidiaries.

      During 2003, the Company continued to grow in assets in an increasingly competitive and volatile environment. As of December 31, 2003, the Company's consolidated assets were $753.1 million, as compared with consolidated assets of $719.9 million at December 31, 2002. However, the challenging interest rate environment prevented us from achieving the higher level of revenue commensurate with our growth. Earnings for the full year 2003 were $6.7 million or $0.89 per diluted share ($0.95 per basic share), a decline from $7.5 million or $0.98 per diluted share ($1.04 per basic share) in 2002. The Company declared total cash dividends of $0.43 per share and $0.37 per share during 2003 and 2002, respectively.

BANK SUBSIDIARIES

      GCB received its charter from the New Jersey Department of Banking & Insurance (the "Department") in 1985 and commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. During 2003, GCB had seven additional branches, of which six branches are located in Passaic County and one in Morris County, New Jersey. Three branches are located in Little Falls, two in Clifton, one at 100 Furler Street, Totowa and the seventh in Lincoln Park. GCB conducts a general commercial and retail banking business encompassing a wide range of traditional deposits and lending functions. It offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer installment loans. In the depository area, GCB offers a broad variety of deposit accounts, including consumer and commercial checking accounts and NOW accounts. It also offers other customary banking services.

      BCB was incorporated in New Jersey in 1987 and commenced banking operations in 1988. BCB concentrates its operations in commercial lending and loan origination secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. BCB's main office is located at Two Sears Drive in Paramus, New Jersey. BCB has five additional branch offices in Bergen County, located in Hackensack, Hasbrouck Heights, Little Ferry, Wallington and Wood-Ridge.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary of GCB, engages in high quality vendor-driven lease programs focusing primarily on small ticket medical equipment leasing. GCB and BCB each has a wholly-owned investment company subsidiary, a New Jersey corporation, formed to manage their respective investment portfolios. Each of the investment companies in turn has a wholly-owned Delaware subsidiary that holds and manages its investment securities.

      RCB commenced its banking operations in 1999. Its sole office is located at 175 Rock Road in Glen Rock, New Jersey. It primarily services Bergen County. RCB offers a variety of banking services, including commercial and real estate lending, revolving credit arrangements and consumer loans. It also offers traditional deposit services and other customary banking services.

NONBANK SUBSIDIARIES

      The Company directly owns three nonbank subsidiaries. GCB Realty, L.L.C. ("Realty") was formed to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. BCB and five other tenants lease space in the building.

      GCB Capital Trust II (the "2002 Trust") was formed in 2002 under the Business Trust Act of Delaware. The 2002 Trust's sole purposes were to issue and sell Trust Preferred Securities ("Preferred Securities") and Common Securities and use the sales proceeds to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. The Company owns all of the 2002 Trust's Common Securities. The Debentures are the 2002 Trust's sole assets and the Company's interest payments on the

Debentures are the 2002 Trust's sole revenue. In June and July, 2002 the Company issued, through the 2002 Trust, 2,400,000 Preferred Securities, $10 face value per security, for total proceeds of $24 million. The Preferred Securities have an annual distribution rate of 8.45% payable quarterly. The Preferred Securities mature on June 30, 2032 but are callable at the Company's option on or after June 30, 2007. On July 8, 2002, the Company used the net proceeds from the above transaction to call the 920,000 securities of 10% Trust Preferred Securities, $25 face value ("10% Preferreds"), issued by the Company in 1997. The Company wrote-off the unamortized issuance cost relating to the 10% Preferreds in 2002. The 2002 refinancing of the Preferreds reduced the Company's annual pre-tax interest expense by approximately $350,000.

      Greater Community Services, Inc. provides accounting/bookkeeping, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries.

      In mid-2003, the Company's securities brokerage operations were transferred from a nonbank subsidiary, Greater Community Financial, LLC ("GCF") to GCB. The assets and business of the securities brokerage operation are now operated as a division of GCB under the name of Greater Community Financial ("GCF"). Under an agreement executed in mid-2003, Raymond James Financial Services, Inc. acts as GCF's registered broker-dealer.

RECENT LEGISLATION

      The Sarbanes-Oxley Act of 2002 is now having, and will in the future have, a great impact on the corporate governance and financial statement preparation and reporting obligations of publicly held business entities such as the Company. This legislation contains far-reaching requirements relating to, among other things: certifications by an issuer's principal officers relating to the accuracy of financial disclosures and disclosure controls and procedures; the independence of auditors; the composition, specific duties and independence of audit committees of boards of directors; the manner in which audit committees obtain and process financial and related information; acceleration, over a period of years, of the time within which issuers must file annual and quarterly reports; an increase in the events required to be reported currently; and a dramatic acceleration of the time within which an issuer's "insiders" must report changes in beneficial ownership of the issuer's securities. The Company expects that compliance with this legislation will be time-consuming and expensive.

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

SUPERVISION AND REGULATION

      The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business, limit its management's options to deploy assets and maximize income and may significantly limit the activities of institutions that do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and the Bank Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of stock of the Company.

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

Bank Holding Company Regulation

      During 2003 the Company continued to be registered as a bank holding company and also classified as a financial holding company under the Holding Company Act. As such, it is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulation by the Department.

      Federal Reserve policy requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 2003 the Company had approximately $8.2 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies requiring them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

Holding Company Activities

      With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The Company's activities are subject to these legal and regulatory limitations under the Holding Company Act and related Federal Reserve regulations. Satisfactory capital ratios and Community Reinvestment Act ("CRA") ratings are generally prerequisites to obtaining regulatory approval to make acquisitions.

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

Bank Regulation

      As state-chartered banks that are not members of the Federal Reserve System, the Bank Subsidiaries are subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). Prior FDIC approval is required to establish or relocate a branch office or engage in any merger, consolidation or significant purchase or sale of assets. The Bank Subsidiaries are also subject to regulation and supervision by the Department. In addition, they are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

      The FDIC and the Department regularly examine the operations of the Bank Subsidiaries and their condition, including capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank Subsidiaries' depositors and the Bank Insurance Fund ("BIF") and not the Company. The Bank Subsidiaries are also required to furnish quarterly and annual reports to the FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

Community Reinvestment Act

      Under the CRA, the Subsidiary Banks have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. GCB and BCB received "satisfactory" CRA ratings in their most recent examinations.

Bank Dividends

      New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 2003, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit parent companies of banks that are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases."

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

Deposit Insurance

      The Bank Subsidiaries are FDIC member institutions. As such, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank Subsidiaries are also required to pay deposit insurance premiums to the FDIC.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts the FDIC determines necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Effective in 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rates were 0.00% in 2002 and 2003.

      The Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The rates established for both GCB and BCB for 1999 through 2003 are .015%.

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

      These regulations require bank holding companies and state nonmember banks to maintain a minimum leverage ratio of "Tier I capital" to total assets of 3%. Only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier I capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

      At December 31, 2003, the Company's total risk-based capital and leverage capital ratios were 11.96% and 7.09%, respectively. The minimum level established by the regulators for these measures are 8% and 4%, respectively.

      FDICIA requires federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under FDICIA and its prompt corrective action regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements.

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

EMPLOYEES

      As of December 31, 2003, the Company employed a total of approximately 197 employees, including 190 full-time employees. Management considers relations with employees to be satisfactory.

Item 2  PROPERTIES

      The Company does not directly own or lease any land, buildings or equipment. However, the Company's nonbank subsidiary, Realty, owns a property in Bergen County, New Jersey. GCB owns two properties in Passaic County, New Jersey and BCB owns two properties in Bergen County, New Jersey.

      GCB leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such space is owned by a limited liability company of which the Company's chairman and chairman emeritus are members. During 2003, GCB also leased space for its other branches in Totowa, Little Falls, Clifton and Lincoln Park.

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

      Further information about the lease obligations of the Company and its subsidiaries is contained in Note 13 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2003 (Item 8 - "Financial Statements").

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

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock was held by approximately 1,035 holders of record on December 31, 2003, and is traded on the NASDAQ National Market under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of stock dividends paid in 2003 (2.5%) and 2002 (5%).

                                                                   Cash
                                         Market Quotations      Dividends
                                        -------------------     ---------
                                          High       Low         Declared
                                        --------   --------     ---------
      Year Ended December 31, 2002
           First Quarter                 $13.24     $10.68        $.079
           Second Quarter                 15.24      12.73         .098
           Third Quarter                  16.04      13.95         .098
           Fourth Quarter                 15.85      12.74         .098
      Year Ended December 31, 2003
           First Quarter                  15.90      15.70         .098
           Second Quarter                 17.16      16.72          .11
           Third Quarter                  16.47      16.12          .11
           Fourth Quarter                 17.22      16.79          .11

      The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. Management does not expect any such restrictions to apply so long as the Company and the Bank Subsidiaries continue to operate profitably.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------------------
Plan Category                       Number of securities to be      Weighted average exercise          Number of securities
                                     issued upon exercise of      price of outstanding options,      remaining available for
                                  outstanding options, warrants        warrants and rights         future issuance under equity
                                           and rights.                                            compensation plans (excluding
                                                                                                     securities reflected in
Stock Option Plans                             (a)                             (b)                          column (a)
                                                                                                               (c)
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    740,891                          $7.02                          226,982
approved by the security holder
Equity compensation plan not
approved by security holders                   n.a.                            n.a.                            n.a.
                                  -----------------------------   -----------------------------   -----------------------------
Total                                        740,891                          $7.02                          226,982
                                  -----------------------------   -----------------------------   -----------------------------

Item 6  SELECTED FINANCIAL DATA

      The selected consolidated financial highlights of the Company set forth below should be read in conjunction with the more detailed information included in the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operation, appearing elsewhere herein.

                                                                  As of the Years Ended December 31,
                                                      --------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                      --------    --------    --------    --------    --------
                                                                (In Thousands, except per share data)
Summary of Operations:
   Total interest income ..........................   $ 37,906    $ 40,905    $ 42,775    $ 41,458    $ 34,564
   Total interest expense .........................     12,244      14,686      20,497      20,664      17,140
   Net interest income ............................     25,662      26,219      22,278      20,794      17,424
   Provision for loan and lease losses ............      2,065         996         885       1,048         885
   Net interest income after provision for loan
       and lease losses ...........................     23,597      25,223      21,393      19,746      16,539
   Non interest income ............................      7,948       7,319       6,515       6,167       7,270
   Non interest expenses ..........................     22,025      21,676      18,664      18,290      17,288
   Income before income taxes .....................      9,520      10,866       9,244       7,623       6,521
   Provision for income taxes .....................      2,786       3,353       3,164       2,793       2,349
   Net Income .....................................   $  6,734    $  7,513    $  6,080    $  4,830    $  4,172

Per Common Share Data: (1)
   Earnings Per Share--Basic ......................   $   0.95    $   1.04    $   0.85    $   0.68    $   0.60
   Earnings Per Share--Diluted ....................   $   0.89    $   0.98    $   0.81    $   0.66    $   0.58
   Cash dividends per common share ................   $   0.43    $   0.37    $   0.30    $   0.26    $   0.22
   Stock dividends per common share ...............        2.5%          5%          5%          5%          5%
   Book value per common share ....................   $   7.22    $   7.15    $   6.39    $   5.63    $   4.95

Selected Operating Ratios:
   Return on average assets .......................       0.91%       1.09%       0.95%       0.84%       0.81%
   Return on average equity .......................      13.15%      15.29%      14.18%      13.43%      11.98%
   Interest rate spread ...........................       3.25%       3.48%       2.93%       3.13%       3.02%
   Net interest margin ............................       3.75%       4.10%       3.79%       3.98%       3.78%

Financial Condition Data:
   Total Assets ...................................   $753,125    $719,867    $660,839    $607,305    $567,453
   Cash and cash equivalents ......................     29,233      37,133      46,997      56,292      19,200
   Investment securities ..........................    155,239     192,195     151,906     138,153     151,191
   Total Loans, net ...............................    515,657     436,044     404,250     366,139     340,563
   Allowance for loan and lease losses ............      8,142       7,298       6,320       5,657       4,953
   Total Deposits .................................    560,713     544,043     484,623     465,245     460,634
   Other borrowings ...............................    134,747     115,728     115,347      90,020      64,403
   Shareholders' equity ...........................   $ 50,570    $ 51,498    $ 46,112    $ 40,231    $ 35,402

Capital Ratios:
   Equity to assets ...............................       6.71%       7.15%       6.98%       6.62%       6.23%
   Total risk-based capital ratio .................      11.96%      13.77%      13.89%      13.88%      13.73%
   Tier I risk-based capital ratio ................       9.03%      10.58%      10.70%      10.14%       9.59%
   Leverage ratio .................................       7.09%       7.38%       7.23%       7.10%       7.18%

(1) All per share data has been adjusted to reflect stock dividends.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operation for each of the past three years and its financial condition at the end of each of the past two years. In order to appreciate this analysis fully, the reader is encouraged to review the consolidated financial statements and statistical data presented in this annual report. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

      This Form 10-K, both in this MD&A section and elsewhere (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected," "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Bank Subsidiaries to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans and leases as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (US
GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

      The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This SFAS modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. On January 1, 2002, the Company stopped amortizing goodwill, which approximated $800,000 annually. The Company did not identify any impairment of goodwill during its annual testing of its outstanding goodwill.

Results of Operations: Fiscal Years Ended December 31, 2003, 2002 and 2001

      In 2003, the Company recorded earnings of $6.7 million or $0.89 per diluted share, a decrease of 10% from 2002. In 2002, the Company earned $7.5 million or $0.98 per diluted share, an increase of 24% over $6.1 million or $0.81 per diluted share earned during 2001.

      Cash earnings (net income before amortization of intangible assets) per diluted share were $0.89, $0.98 and $0.92 for the years ending December 31, 2003, 2002 and 2001.

      The decrease in net income for the year ended December 31, 2003 was impacted by low interest rates combined with accelerated premium amortization on mortgage backed securities. Also, during 2003 the Company recorded a $1.1 million increase in provisions for loan and lease losses and a charge of approximately $360,000 for salaries and benefits relating to a separation package for a former executive.

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

      The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as the amount of interest income and expense on related items, and the Company's average yield for the years ended December 31, 2003, 2002 and 2001. The yields are not shown on a fully taxable basis.

Average Balance Sheet, Interest Income and Expense and Average Interest Rates

                                                                               For the Years Ended
                                            ----------------------------------------------------------------------------------------
                                                  December 31, 2003             December 31, 2002             December 31, 2001
                                            ----------------------------  ----------------------------  ----------------------------
                                                       Interest  Average             Interest  Average             Interest  Average
                                             Average    Earned/   Yield/   Average    Earned/   Yield/   Average    Earned/   Yield/
                                             Balance     Paid     Rate     Balance     Paid     Rate     Balance     Paid     Rate
                                            ---------  --------  -------  ---------  --------  -------  ---------  --------  -------
                                                                             (Dollars in Thousands)
ASSETS
Earning Assets:
Investment securities ....................  $ 186,218   $ 6,289    3.38%  $ 176,455   $ 8,057    4.57%  $ 145,477   $ 8,647    5.94%
Due from banks - interest-bearing ........      9,849       243    2.47%     14,846       511    3.44%     14,237       587    4.12%
Federal funds sold .......................     16,060       187    1.16%     25,864       425    1.64%     38,299     1,591    4.15%
Loans (1) ................................    472,306    31,187    6.60%    421,942    31,912    7.59%    390,354    31,950    8.18%
                                            ---------   -------           ---------   -------           ---------   -------
     Total earning assets ................    684,433    37,906    5.54%    639,107    40,905    6.42%    588,367    42,775    7.27%
Less: Allowance for loan and lease
  losses .................................     (7,644)       --              (6,651)       --              (6,022)       --
     Unearned income - loans .............     (4,571)       --              (3,138)       --              (2,287)       --
All other assets .........................     67,755        --              61,968        --              59,539        --
                                            ---------   -------           ---------   -------           ---------   -------
     Total assets ........................  $ 739,973   $37,906           $ 691,286   $40,905           $ 639,597   $42,775
                                            =========   =======           =========   =======           =========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits ..  $ 259,974   $ 2,080    0.80%  $ 224,630   $ 3,139    1.40%  $ 166,916   $ 3,515    2.11%
  Time deposits ..........................    153,835     3,596    2.34%    154,577     4,859    3.14%    192,952    10,114    5.24%
  Federal funds and short-term
    borrowings (2) .......................     96,923     4,537    4.68%     95,603     4,520    4.73%     89,514     4,568    5.10%
  Trust preferred securities .............     24,000     2,031    8.45%     24,112     2,168    8.99%     23,000     2,300   10.00%
                                            ---------   -------           ---------   -------           ---------   -------
     Total interest-bearing liabilities ..    534,732    12,244    2.29%    498,922    14,686    2.94%    472,382    20,497    4.34%

Non interest-bearing deposits ............    146,995        --             135,840        --             113,203        --
Other liabilities ........................      7,023        --               7,385        --              11,127        --
Shareholders' equity .....................     51,223        --              49,139        --              42,885        --
                                            ---------   -------           ---------   -------           ---------   -------
     Total liabilities and
       Shareholders' equity ..............  $ 739,973   $12,244           $ 691,286   $14,686           $ 639,597   $20,497
                                            =========   =======           =========   =======           =========   -------

NET INTEREST INCOME ......................              $25,662                       $26,219                       $22,278
                                                        =======                       =======                       =======

NET INTEREST MARGIN ......................                         3.75%                         4.10%                         3.79%
                                                                  =====                         =====                         =====

      (1)   Average balance includes nonperforming loans and leases.

      (2) Balance includes FHLB Advances, Federal Funds purchased and securities sold under agreements to repurchase

Net Interest Income

      Net interest income is the largest source of the Company's operating income. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. In 2003, net interest income was greatly impacted by low interest rates. The Company was successful in replacing loan runoff due to high level of refinancing activity, but at a lower interest rate. The Company also experienced a substantial principal paydowns on its mortgage backed securities which accelerated the premium amortization. Total interest income declined 7% when compared to 2002 despite an increase in average earning assets, whereas total interest expense declined dramatically with the repricing of paying liabilities in a lower rate environment.

      Net interest income was $25.7 million in 2003, a $557,000 or 2% decrease compared to 2002. Interest and fee income on loans during 2003 decreased by $725,000 from 2002 in spite of a 12% increase in average total loans. The average yield on loans decreased to 6.60% in 2003 compared to 7.59% in 2002 as a result of repricing of loans at prevailing rates. Loans represented 69% and 66% of average earning assets for 2003 and 2002, respectively. Income earned on investment securities during 2003 decreased by $1.8 million, or 22% compared to 2002. Though the average investment securities increased by 6% in 2003 over 2002, income from securities decreased, largely due to declining yields during 2003 over 2002. The average yield on securities was 3.38% for 2003 compared to 4.57% for 2002. Investments represented 27% of average earning assets in 2003. Interest income on federal funds sold and deposits with banks during 2003 decreased by $506,000 or 54% compared to 2002 as a result of a $14.8 million, or 36%, decrease in average federal funds sold and deposits with banks, coupled with a decrease in the average yield on federal funds sold from 1.64% in 2002 to 1.16% in 2003. Federal funds sold and deposits with banks represent 4% and 6% of average earning assets at December 31, 2003 and 2002, respectively.

      In 2002, net interest income was $26.2 million, a $4.1 million or 18% increase compared to 2001. Interest and fee income on loans during 2002 increased moderately over 2001 in spite of an 8% increase in average total loans. The average yield on loans decreased to 7.59% in 2002 compared to 8.18% in 2001 as a result of repricing of loans at prevailing rates. Loans represented 66% of average earning assets for both 2002 and 2001. Income earned on investment securities during 2002 decreased by $590,000, or 7% compared to 2001. Though the average investment securities increased by 21% in 2002 over 2001, income from securities decreased, largely due to declining yields during 2002 over 2001. The average yield on securities was 4.57% for 2002 compared to 5.94% for 2001. Investments represented 28% of average earning assets in 2002. Interest income on federal funds sold and deposits with banks during 2002 decreased by $1.2 million or 57% compared to 2001 as a result of a combination of a $11.8 million, or 23%, decrease in average federal funds sold and deposits with banks, and a decline in the average yield on federal funds sold from 4.15% in 2001 to 1.64% in 2002. Federal funds sold and deposits with banks represent 6% and 9% of average earning assets at December 31, 2002 and 2001, respectively.

      Interest expense for 2003 decreased by $2.4 million or 17% from 2002. Interest expense on deposits decreased by $2.3 million primarily due to low interest rates during 2003, while interest expense on long-term borrowings decreased by $137,000 due to refinancing of the trust preferred securities during the second half of 2002. Interest on short-term borrowings increased moderately. For the year 2003 the average interest rate paid decreased by 65 basis points compared to 2002.

      Interest expense for the year ended December 31, 2002, decreased by $5.8 million or 28% from 2001. Interest expense on deposits decreased by $5.6 million primarily due to declining interest rates during 2002 and 2001, while interest expense on short-term borrowings decreased by $48,000. Interest expense on long-term borrowings decreased by $132,000 due to the refinancing of the trust preferred securities during the second half of 2002. For the year 2002 the average interest rate paid decreased by 140 basis points compared to 2001.

      Average interest-bearing deposits comprised 77% in 2003, and 76% in both 2002 and 2001, of the Company's total funding sources, with the balance comprised of short- and long-term funding.

      The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 3.75%, 4.10% and 3.79% for the years ended December 31, 2003, 2002 and 2001, respectively.

Rate/Volume Analysis

      The following table sets forth the changes in interest income and expenses as they relate to changes in volume and rate for the years ended December 31, 2003 and 2002 compared to the prior years. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes that are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.

                                                         Full Year 2003                     Full Year 2002
                                                   Compared to Full Year 2002          Compared to Full Year 2001
                                                       Increase(Decrease)                  Increase(Decrease)
                                                -------------------------------     -------------------------------
                                                Volume       Rate         Net       Volume       Rate         Net
                                                -------     -------     -------     -------     -------     -------
                                                                          (In Thousands)
Interest Earned On:
  Loans ....................................    $ 3,312     $(4,037)    $  (725)    $ 2,398     $(2,308)    $    90
  Investment securities ....................        337      (2,105)     (1,768)      1,414      (2,004)       (590)
  Other earning assets .....................       (238)       (268)       (506)       (182)     (1,060)     (1,242)
                                                -------     -------     -------     -------     -------     -------
     Total earning assets ..................    $ 3,411     $(6,410)    $(2,999)    $ 3,630     $(5,372)    $(1,742)
                                                =======     =======     =======     =======     =======     =======

Interest Paid On:
  Savings and interest-bearing deposits ....    $   283     $(1,342)    $(1,059)    $   807     $(1,182)    $  (375)
  Time deposits ............................        (22)     (1,241)     (1,263)     (1,206)     (4,050)     (5,256)
  Borrowings (1) ...........................         66        (186)       (120)        402        (582)       (180)
                                                -------     -------     -------     -------     -------     -------
      Total interest-bearing liabilities ...    $   327     $(2,769)    $(2,442)    $     3     $(5,814)    $(5,811)
                                                =======     =======     =======     =======     =======     =======

(1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and trust preferred securities.

Provision for Loan and Lease Losses

      The Company recorded a provision for loan and lease losses of $2.1 million in 2003 compared with $996,000 in 2002. Management of each Bank Subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio, and management of GCB regularly conducts a similar review to identify risks in the lease portfolio of HCC. These analyses include evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans and leases being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

      The Bank Subsidiaries will continue to monitor their allowances for loan and leases losses and make future adjustments to the allowances through the provision for loan and lease losses as economic conditions dictate. Although the Bank Subsidiaries maintain their loan loss allowances at levels they consider adequate to provide for the inherent risk of loss in their loan portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Bank Subsidiaries' determinations as to the amount of their allowances for possible loan and lease losses are subject to review by the FDIC and the Department as part of their respective examination processes. Such reviews may result in the establishment of an additional allowance based upon those regulators' judgments after a review of the information available at the times of their examinations.

Non-interest Income

      Non-interest income was $7.9 million in 2003, representing 24% of total income (net interest income plus non-interest income), compared with $7.3 million and 22%, respectively, in 2002. The increase of $629,000 or 9% over 2002 is primarily due to increases of $983,000, $364,000 and $349,000 in gains on sales of investment securities, fee income on mortgage loans sold and service charges on deposit accounts, respectively, partially offset by a decline in gain made on sale of leases of $1.0 million. Included in the increase of non-interest income is $270,000 in gains on sale of assets resulting from the sale of real estate, $372,000 in automated teller machine fees and $269,000 in rental income.

      Total non-interest income was $7.3 million in 2002, representing 22% of total income (net interest income plus non-interest income), compared with $6.5 million and 23%, respectively, in 2001. The increase of $804,000 or 12% over 2001 is primarily due to increases in gains on sales of investment securities and all other income. Gains on sale of investment securities increased by $558,000 and all other income increased by $179,000. Included in the increase of all other income is $124,000 in gains on sale of assets as a result of the sale of the MasterCard portfolio in early 2002. Other income for 2002 also included $306,000 in rental income and $354,000 in automated teller machine service fees.

Non-interest Expenses

      Total non-interest expenses increased $349,000 or 2% to $22.0 million in 2003 compared with 2002. During 2002, the Company incurred a $1.0 million write-off of the unamortized portion of the financing cost of trust preferred securities. Excluding the $1.0 million charge, non-interest expense for the year increased $1.4 million or 6.7%. The year to year increase in expenses is attributable to the Company's growth while management is committed to continually emphasize expense reduction. Of the total increase, increases in salaries and employee benefits accounted for $1.5 million or 13.7% (of which $360,000 is attributable to a separation package for a former executive), and increases in occupancy and equipment expense accounted for $172,000. Those increases were partially offset by decreases in other operating expenses and office expense of $344,000 and $44,000, respectively.

      Total non-interest expenses in 2002 increased $3.0 million or 16% to $21.7 million when compared with 2001. The increase in expenses was attributable to the continued growth of the Company, its investment in technology and the need to attract and retain high-caliber employees. Of the $3.0 million total increase, increases in salaries and employee benefits accounted for $1.3 million, a write off of the unamortized deferred financing cost from the issuance of trust preferred securities in 1997 accounted for $1.0 million, increases in regulatory, professional and other fees accounted for $652,000, increases in other operating expenses accounted for $566,000, and increases in occupancy and equipment expense accounted for $139,000. These increases were partially offset by a decrease in amortization of intangible assets of $777,000 as a result of the adoption of a new accounting standards ceasing the further amortization of goodwill, and a $31,000 decrease in office expense.

Income Taxes

      The Company recorded income tax provisions of $2.8 million, $3.4 million and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's respective effective rates were 29%, 31% and 34% for such years. The effective tax rate decreases are due to tax planning strategies partially offset by nondeductible amortization of goodwill prior to 2002.

Financial Condition

      The Company's performance for 2003 was highlighted by strong loan growth, particularly in the commercial mortgage portfolio. At December 31, 2003, the Company's total assets were $753.1 million, an increase of $33.3 million or 5% over December 31, 2002. Gross loans increased by $80.5 million, or 18%, reflecting increased loan demand, while investment securities, federal funds sold and interest bearing due from banks decreased by $37.0 million, $7.7 million and $1.9 million, respectively. The increase in loans was supported by increases in total deposits, short-term borrowings and FHLB advances.

      A key element of the Company's consistent performance is its strong capital base. The Company's risk-based capital ratios at December 31, 2003 were 9.03% and 11.96% for Tier 1 Capital and total risk-based capital, respectively, substantially exceeding the minimum requirements under regulatory guidelines.

      At December 31, 2002, the Company's total assets were $719.9 million, an increase of $58.4 million or 8% over December 31, 2001. Gross loans increased by $32.7 million reflecting increased loan demand. Investment securities increased by $40.3 million, while federal funds sold and interest bearing due from banks decreased by $6.0 million and $4.4 million, respectively.

Investment Securities

      At December 31, 2003, the investment securities portfolio amounted to $155.2 million, a decrease of $37.0 million or 19% from December 31, 2002. The decrease was primarily related to maturities and principal paydowns and the subsequent use of proceeds to meet loan demand. Investment securities at December 31, 2002 increased by $40.3 million or 27% over December 31, 2001. The increase was primarily related to liquidity arising from deposit growth. The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 2003, 2002 and 2001.

                                                                       December 31
                                        --------------------------------------------------------------------------
                                                 2003                      2002                      2001
                                        ----------------------    ----------------------    ----------------------
                                                                      (In Thousands)

                                        Amortized       Fair      Amortized       Fair      Amortized       Fair
                                           Cost        Value         Cost        Value         Cost        Value
                                        ---------    ---------    ---------    ---------    ---------    ---------
Available-for-sale
U.S. Treasury and U.S...............
  Government agencies securities ...    $  27,572    $  27,749    $  22,823    $  23,237    $  21,288    $  21,712
State and political subdivisions ...       13,272       13,241        4,536        4,595        7,279        7,253
Other debt and equity securities ...       23,953       28,356       25,860       29,413       23,796       26,679
Mortgage-backed securities .........       83,528       83,167      128,057      129,630       93,860       94,568
                                        ---------    ---------    ---------    ---------    ---------    ---------
     Total available-for-sale ......    $ 148,325    $ 152,513    $ 181,276    $ 186,875    $ 146,223    $ 150,212
                                        ---------    ---------    ---------    ---------    ---------    ---------

Held-to-maturity
U.S. Treasury and  U.S..............
  Government agencies securities ...    $   1,000    $     985    $   1,000    $   1,003    $   1,000    $     950
State and political subdivisions ...        1,689        1,689        4,120        4,120          185          186
Mortgage-backed securities .........           37           38          200          204          509          521
                                        ---------    ---------    ---------    ---------    ---------    ---------
     Total held-to-maturity ........    $   2,726    $   2,712    $   5,320    $   5,327    $   1,694    $   1,657
                                        ---------    ---------    ---------    ---------    ---------    ---------
     Total investment securities ...    $ 151,051    $ 155,225    $ 186,596    $ 192,202    $ 147,917    $ 151,869
                                        =========    =========    =========    =========    =========    =========

      During 2003, the Company realized net gains of $2.2 million from the sale of $11.3 million in investment securities. In 2002, the Company realized net gains of $1.2 million from the sale of $22.6 million in investment securities. Included in shareholders' equity at December 31, 2003 is accumulated other comprehensive income in the amount of $2.5 million, a decrease of $865,000 or 25% from the end of 2002. The Company has no investment securities held for trading purposes at December 31, 2003.

      The following table shows the average yields, amortized costs and fair values of the Company's investment securities by maturity.

                                                        December 31, 2003
                                                 -------------------------------
                                                 Average   Amortized      Fair
                                                  Yield       Cost        Value
                                                 -------   ---------    --------
                                                       (Dollars in Thousands)
Available-for-sale
Due in one year or less ........................   2.86%    $ 15,918    $ 16,088
Due after one year through 5 years .............   2.88        7,283       7,307
Due after five years through 10 years ..........   3.37        7,079       6,956
Due after ten years ............................   3.89       10,564      10,639
Mortgage-backed securities .....................   3.99       83,528      83,167
Other debt and equity securities ...............   n.a.       23,953      28,356
                                                            --------    --------
   Total available-for-sale ....................            $148,325    $152,513
                                                            ========    ========
Held-to-maturity
Due in one year or less ........................   1.59%    $  1,689    $  1,689
Due after five years through 10 years ..........   6.05        1,000         985
Mortgage-backed securities .....................   5.61           37          38
                                                            --------    --------
     Total held-to-maturity ....................               2,726       2,712
                                                            --------    --------
     Total investment securities ...............            $151,051    $155,225
                                                            ========    ========

Loan Portfolio

      Loan growth during 2003 occurred primarily in loans secured by nonresidential properties and commercial loans. The growth reflected the Company's aggressive business development programs and capitalizing upon new opportunities. The gross loan portfolio at December 31, 2003 totaled $524.5 million, an increase of $80.5 million over the December 31, 2002 reported amount. Average loan volume for 2003 increased $50.4 million, while the average yield on loans decreased by 99 basis points from 2002 as a result of low interest rates.

      Loans outstanding of $444.1 million at December 31, 2002 increased $32.7 million from year-end 2001 primarily due to increased loan demand in the Company's primary market areas. The following table summarizes the components of the gross loan portfolio at the dates indicated.

                                                                                       December 31,
                                                                 --------------------------------------------------------
                                                                   2003        2002        2001        2000        1999
                                                                 --------    --------    --------    --------    --------
                                                                                      (In Thousands)
Loans secured by one-to-four-family residential properties ..    $148,121    $142,677    $146,450    $145,310    $141,072
Loans secured by multi-family residential properties ........      11,619      12,861      13,039      15,049      13,750
Loans secured by nonresidential properties ..................     260,318     203,501     181,959     149,304     140,200
Loans to individuals ........................................       5,686       8,843       8,491      10,639       9,405
Commercial loans ............................................      37,532      33,859      38,467      32,212      27,680
Construction loans ..........................................      37,640      24,339      14,054      13,014      10,024
Lease financing receivables .................................      23,181      17,058       7,306       7,912       3,122
Other loans .................................................         449         957       1,643         532       1,782
                                                                 --------    --------    --------    --------    --------
     Total gross loans ......................................    $524,546    $444,095    $411,409    $373,972    $347,035
                                                                 ========    ========    ========    ========    ========

      The following table sets forth the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 2003. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

                                                                      December 31, 2003
                                                          ------------------------------------------
                                                           Within     1 - 5      Over 5
                                                           1 year     Years       Years       Total
                                                          -------    -------    --------    --------
                                                                       (In Thousands)
Loans with predetermined interest rates:
Loans secured by nonresidential properties ...........    $ 7,995    $27,233    $ 48,742    $ 83,970
Commercial loans .....................................      5,127     15,087         345      20,559
Lease financing receivables ..........................      7,854     15,241          86      23,181
Real estate construction .............................      5,394      7,160          --      12,554
                                                          -------    -------    --------    --------
     Total loans with predetermined interest rates ...     26,370     64,721      49,173     140,264

Loans with floating interest rates:
Loans secured by nonresidential properties ...........     10,787      9,114     156,447     176,348
Commercial loans .....................................     12,853      3,130         990      16,973
Real estate construction .............................     13,117     11,612         357      25,086
                                                          -------    -------    --------    --------
     Total loans with floating interest rates ........     36,757     23,856     157,794     218,407
                                                          -------    -------    --------    --------
                 Total gross loans ...................    $63,127    $88,577    $206,967    $358,671
                                                          =======    =======    ========    ========

      At December 31, 2003 no loans were concentrated within a single industry or group of related industries and the Company had no foreign loans.

Asset Quality

      Various degrees of risk are associated with substantially all investing activities. The senior lending officers of BCB, GCB and RCB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these policies and procedures. Nonperforming assets include past due, nonaccrual and renegotiated and other real estate loans. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions that reduce credit demand among qualified borrowers, are also important determinants of the risk inherent in lending.

      Past Due, Nonaccruing and Renegotiated Loans. It is the Company's policy to review monthly all loans and leases that are past due as to principal or interest. The accrual of interest income on loans and leases is discontinued when it is determined that such loans or leases are either doubtful of collection or are involved in a protracted collection process. The current year's uncollected interest is reversed on such nonaccrual loans or leases.

      During 2003, management has noted that the asset quality has shown some deterioration, especially on the lease financing receivables portfolio. The Company has taken action to reposition our leasing business to improve the overall quality of the portfolio. However, the Company maintains adequate reserves and believes additional reserves are not required. It will continue to monitor both loans and lease financing portfolios closely. Management has also restructured the terms of certain loans to accommodate changes in the financial condition of borrowers. A typical concession would be a reduction in the currently payable interest rate to one that is lower than the current market rate for new debt with similar risks; interest foregone would be deferred until maturity.

      The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated:

                                                                                     December 31,
                                                                  --------------------------------------------------
                                                                   2003       2002       2001       2000       1999
                                                                  ------     ------     ------     ------     ------
                                                                                (Dollars in Thousands)
Nonaccruing loans and leases .................................    $2,010     $2,767     $1,373     $1,281     $1,678
Renegotiated loans ...........................................       252        295        545        845        606
                                                                  ------     ------     ------     ------     ------
     Total nonperforming loans and leases ....................     2,262      3,062      1,918      2,126      2,284
Loans past due 90 days and accruing ..........................       313        587         34         54        248
Other real estate ............................................        --         --        175         --        467
                                                                  ------     ------     ------     ------     ------
     Total nonperforming assets ..............................    $2,575     $3,649     $2,127     $2,180     $2,999
                                                                  ======     ======     ======     ======     ======

Nonperforming loans and leases to total gross loans ..........       .43%       .69%       .47%       .57%       .66%
Nonperforming assets to total gross loans and other
    real estate owned ........................................       .49%       .82%       .52%       .58%       .86%
Nonperforming assets to total assets .........................       .34%       .51%       .32%       .36%       .53%
Allowance for loan and lease losses to nonperforming loans ...    359.95%    238.34%    329.51%    266.09%    216.86%

      Nonperforming loans and leases decreased by $800,000 at December 31, 2003 compared to December 31, 2002. Almost all of the decrease is attributable to the write-off of certain lease financing receivables. Nonperforming loans and leases increased by $1.1 million at December 31, 2002 compared to December 31, 2001. The increase is primarily due to the reclassifications of certain loans from nonaccruing to current loans and from current to renegotiated status. If the nonaccruing loans in 2003, 2002 and 2001 had continued to pay interest, interest income during those years would have increased by $104,000, $135,000 and $45,000, respectively.

      Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans when there is a doubt as to whether the borrowers will comply with the original loan repayment terms and allocates specific reserves against them. At December 31, 2003, 2002 and 2001, such loans totaled $5.5 million, $4.9 million and $5.1 million with allowances of $1.7 $1.5 million and $833,000, respectively, specifically allocated to them.

      Foreign Loans. The Company has no foreign loans or any other foreign exposure.

Allowance for Loan and Lease Losses

      The allowance for loan and lease losses increased by $844,000 to $8.1 million at December 31, 2003 compared to the end of the prior year. At December 31, 2002 the allowance for loan and lease losses was $7.3 million compared to $6.3 million at December 31, 2001, an increase of $978,000. The allowance for loan and lease losses is increased periodically through charges to earnings in the form of a provision for loan and lease losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. Management believes that although chargeoffs may occur in the future, adequate reserves have been provided.

      The Company maintains an allowance for loan and lease losses at an amount that management considers adequate to provide for potential credit losses based upon periodic evaluation of the risk characteristics of the loan portfolio. Management reviews the adequacy of the allowance on a monthly basis. In doing so, it takes into consideration factors such as actual versus estimated losses, regional and national economic conditions, portfolio concentration and the impact of government regulations. The Company makes specific allocations to impaired loans and for doubtful or watchlist loans, an allocated reserve based on historical trends and an unallocated portion. The Company consistently applies the following comprehensive methodology.

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

      Finally, the Company also maintains an unallocated allowance that is used to cover any factors or condition that may cause a potential loan loss but are not specifically identifiable. Management considers an unallocated portion of the allowance as necessary irrespective of how detailed an analysis of potential loan losses is performed because these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. Management believes the allowance for loan and lease losses and nonperforming loans and leases was at an acceptable level at December 31, 2003.

      The following table represents transactions affecting the allowance for loan and lease losses for the periods indicated.

                                                                          Years ended December 31,
                                                       ----------------------------------------------------------------
                                                         2003          2002          2001          2000          1999
                                                       --------      --------      --------      --------      --------
                                                                            (Dollars in Thousands)
Balance at beginning of year ......................    $  7,298      $  6,320      $  5,657      $  4,953      $  3,525
Charge-offs:
   Commercial .....................................         (14)         (160)         (224)         (142)         (102)
   Lease financing receivables ....................      (1,331)          (52)          (39)           --            --
   Real estate - mortgages ........................          --           (47)           (7)         (198)           --
   Installment loans to individuals ...............         (16)           (3)           (8)          (49)          (45)
   Credit cards and related plans .................          (1)          (36)          (42)          (60)          (59)
                                                       --------      --------      --------      --------      --------
                                                         (1,362)         (298)         (320)         (448)         (206)
                                                       --------      --------      --------      --------      --------
Recoveries:
   Commercial .....................................          42            66            73            18            59
   Lease Financing Receivables ....................          24             7            --            --            --
   Real estate - mortgages ........................          58           165             3            69            50
   Installment loans to individuals ...............           4            26            12             7             4
   Credit cards and related plans .................          13            16            10            10            12
                                                       --------      --------      --------      --------      --------
                                                            141           280            98           104           125
                                                       --------      --------      --------      --------      --------

Net recoveries (charge-offs) ......................      (1,221)          (18)         (222)         (345)          (81)
Provision for loan losses .........................       2,065           996           885         1,048           885
Adjustment(1) .....................................          --            --            --            --           624
                                                       --------      --------      --------      --------      --------
Balance at end of year ............................    $  8,142      $  7,298      $  6,320      $  5,657      $  4,953
                                                       ========      ========      ========      ========      ========
Ratio of net charge-offs during the period to
   average loans outstanding during the period ....       (0.26)%       (0.00%)       (0.07%)       (0.10%)       (0.03%)

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

                                                                        At December 31,
                                    ------------------------------------------------------------------------------------------
                                               2003                            2002                            2001
                                    --------------------------      --------------------------      --------------------------
                                                         % of                            % of                            % of
                                                         Loans                           Loans                           Loans
                                                           to                              to                              to
                                               % of      Total                 % of      Total                 % of      Total
                                    Amount   Allowance   Loans      Amount   Allowance   Loans      Amount   Allowance   Loans
                                    ------   ---------   -----      ------   ---------   -----      ------   ---------   -----
                                                                      (Dollars in Thousands)
Balance at end of
  Period allocable to:

Commercial and non-
    Residential
    properties ...............      $3,712       45%       58%      $3,576       49%       54%      $3,388       53%       54%

Lease financing receivable ...       1,755       22         4        1,416        4         4          132        2         2

Construction .................         403        5         7          278        4         5          164        3         3

Loans secured by 1-4
  families ...................         893       11        30        1,521       21        35        1,918       30        39

Loans  to  individuals .......         174        2         1           47        1         2          292        5         2

Unallocated reserves .........       1,205       15        --          460       21        --          426        7        --
                                    ------      ---       ---       ------      ---       ---       ------      ---       ---

Total allowance for loan
  and lease losses ...........      $8,142      100%      100%      $7,298      100%      100%      $6,320      100%      100%
                                    ======      ===       ===       ======      ===       ===       ======      ===       ===

                                                         At December 31,
                                    ----------------------------------------------------------
                                               2000                            1999
                                    --------------------------      --------------------------
                                                         % of                            % of
                                                         Loans                           Loans
                                                           to                              to
                                               % of      Total                 % of      Total
                                    Amount   Allowance   Loans      Amount   Allowance   Loans
                                    ------   ---------   -----      ------   ---------   -----
                                                      (Dollars in Thousands)
Balance at end of
  Period allocable to:

Commercial and non-
    Residential
    properties ...............      $1,745       31%       48%      $1,558       32%       48%

Lease financing receivable ...          87        2         2           56        1         1

Construction .................         107        2         3          115        2         3

Loans secured by 1-4
  families ...................       1,999       35        44        2,183       44        45

Loans  to  individuals .......         343        6         3          264        5         3

Unallocated reserves .........       1,376       24        --          777       16        --
                                    ------      ---       ---       ------      ---       ---

Total allowance for loan
  and lease losses ...........      $5,657      100%      100%      $4,953      100%      100%
                                    ======      ===       ===       ======      ===       ===

Deposits

      A certain portion of the Company's liquidity is funded through its deposit sources. At December 31, 2003 total deposits were $560.7 million, an increase of $16.7 million or 3% over 2002. Of the total increase, increases in demand deposits, interest bearing and savings deposits accounted for $15.8 million, $8.1 million and $6.1 million, respectively, while time deposits less than $100,000 and time deposits $100,000 and over decreased by $11.3 million and $2.1 million, respectively. The majority of such increases were a result of aggressive marketing of new products. The $13.4 million decrease in time deposits was a result of maturity run off. Total deposit sources were $544.1 million at December 31, 2002, an increase of $59.4 million compared with December 31, 2001. Non interest-bearing, interest-bearing demand deposits and savings deposits increased by $17.9 million, $21.7 million and $28.6 million, respectively, while time deposits decreased by $8.7 million. The decrease in time deposits during 2002 resulted from maturity run off.

      The following table summarizes the average yield/rate of the components of average deposit liabilities for the years indicated.

                                                               Years ended December 31,
                                    -------------------------------------------------------------------------------
                                                  Average                     Average                     Average
                                      2003       Yield/Rate       2002       Yield/Rate       2001       Yield/Rate
                                    --------     ----------     --------     ----------     --------     ----------
                                                                (Dollars in Thousands)
Non interest-bearing..........      $146,995          -0-       $135,840          -0-       $113,203          -0-
Savings and interest-bearing..       259,974        0.80%        224,630        1.40%        166,916        2.11%
Time..........................       153,835        2.34         154,577        3.14         192,952        5.24
                                    --------        ----        --------        ----        --------        ----
                                    $560,804        1.01%       $515,047        1.55%       $473,071        2.88%
                                    ========        ====        ========        ====        ========        ====

      Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.

                                                                 At December 31,
                                                                      2003
                                                                 ---------------
                                                                  (In Thousands)

Three months or less............................................     $13,664
Over three months through six months............................       6,272
Over six months through twelve months...........................       9,834
Over twelve months..............................................       5,367
                                                                     -------
                                                                     $35,137
                                                                     =======

Federal Home Loan Bank Advances

      At December 31, 2003 Federal Home Loan Bank ("FHLB") advances totaled $85.0 million, an increase of $5.0 million compared with December 31, 2002. The Company considers FHLB advances as an added source of funding and accordingly executed transactions during 2003 to meet its funding needs. The FHLB advances have varying terms and interest rates.

Short-Term Borrowings

      As of December 31, 2003, securities sold under agreements to repurchase and federal funds purchased were $25.7 million. Short-term borrowings include various other borrowings, which generally have maturities of less than one year. The details of these categories for the last three years are presented below (in thousands):

                                                                                 Years ended December 31,
                                                                             --------------------------------
                                                                               2003        2002        2001
                                                                             --------    --------    --------
Securities sold under repurchase agreements and federal funds purchased
    Balance at year-end ..................................................   $ 25,747    $ 11,728    $ 22,347
    Average during the year ..............................................     11,198      15,276      17,326
    Maximum month-end balance ............................................     25,747      26,545      64,010
    Weighted average rate during the year ................................       1.07%       1.42%       3.32%
    Rate at December 31 ..................................................       0.71%       1.01%       1.67%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      During June and July, 2002 the Company, through GCB Capital Trust II (the "2002 Trust"), issued 2,400,000 Trust Preferred Securities, $10 face value, for total proceeds of $24.0 million. The securities have an annual distribution rate of 8.45% payable quarterly. The securities mature on June 30, 2032 but are callable at the Company's option on or after June 30, 2007. In July 2002 the Company used most of the net proceeds from the above transaction to redeem all of the 10% Trust Preferred Securities that the Company had issued in 1997. Excess proceeds of $1.0 million were used for expenses associated with the issue of the 2002 Trust.

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

      The Company had a positive one-year gap position with respect to its exposure to interest rate risk at December 31, 2003. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss their interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

      The following table summarizes, as of December 31, 2003, the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                                          Due
                                                         within     Four to      One to     Two to      Over
                                                         Three       Twelve        Two       Five       Five                  Fair
                                                         Months      Months       Years      Years      Years      Total      Value
                                                        --------    --------    --------   --------   --------   --------   --------
                                                                                     (Dollars in Thousands)
Rate-sensitive assets:
Investment securities and  interest deposits
   From banks........................................$  $ 18,549    $ 39,655    $ 27,338   $ 35,402   $ 41,833   $162,777   $162,764
                                                  Rate      2.83%       3.76%       4.02%      4.33%      5.39%      4.24%
Federal funds sold ..................................$    10,000          --          --         --         --     10,000     10,000
                                                  Rate      1.19%         --          --         --         --       1.19%
Total loans net of unearned income...................$   114,012      59,866      63,770    176,703    109,448    523,799    525,899
                                                  Rate      5.27%       6.44%       6.98%      6.37%      6.10%      6.16%
                                                        --------    --------    --------   --------   --------   --------
   Total rate-sensitive assets .......................  $142,561    $ 99,521    $ 91,108   $212,105   $151,281   $696,576   $698,663
                                                        ========    ========    ========   ========   ========   ========

Rate-sensitive liabilities
Interest-bearing demand deposits.....................$  $ 69,032    $  3,173    $ 21,449   $ 47,568   $ 17,497   $158,719   $158,719
                                                  Rate       .72%       1.09%       0.67%      0.46%      0.50%      0.62%
Savings deposits.....................................$    31,507         219      14,826     35,213     20,387    102,152    102,152
                                                  Rate      0.77%        .66%        .72%      0.31%       .67%       .58%
Time deposits........................................$    35,651      73,013      19,178     17,535          2    145,379    146,784
                                                  Rate      1.42%       1.55%       3.28%      3.58%      5.30%      1.99%
Total borrowings (1).................................$    25,510       5,026      10,037     40,126     54,048    134,747    141,933
                                                  Rate       .41%       5.82%       3.61%      5.46%      6.85%      4.94%
                                                        --------    --------    --------   --------   --------   --------
   Total rate-sensitive liabilities ..................  $161,700    $ 81,431    $ 65,490   $140,442   $ 91,934   $540,997   $549,588
                                                        ========    ========    ========   ========   ========   ========
Interest rate sensitivity gap ........................   (19,139)     18,090      25,618     71,663     59,347    155,579
Interest rate sensitivity gap as a percentage of
   total rate-sensitive assets .......................     (2.75%)      2.60%       3.68%     10.29%      8.52%
Cumulative interest rate sensitivity gap .............   (19,139)     (1,049)     24,569     96,232    155,579
                                                        ========    ========    ========   ========   ========
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets .........     (2.75%)     (0.15%)      3.53%     13.82%     22.33%

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

      Sources of liquidity at December 31, 2003 totaled $192.0 million or 25% of total assets, consisting of investment securities of $155.2 million and $36.8 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity at December 31, 2002 totaled $238.8 million or 33% of total assets, consisting of investment securities of $192.2 million and $46.6 million in cash and cash equivalents and interest-bearing due from banks.

      The following table sets forth the Company's contractual obligations and other commitments requiring potential cash outflows as of December 31, 2003:

                                                        Less than    One to Two    Three to    After Five
                                                         One year       years     Five years      Years        Total
                                                        ---------    ----------   ----------   ----------    --------
Remaining contractual maturities on time deposits ....   $108,664     $ 19,178     $ 17,535     $      3     $145,380
Total Borrowings .....................................     30,536       10,037       40,126       54,048      134,747
Minimum annual rental payments .......................        691          571        1,443          947        3,652
Loan commitments .....................................     93,726           --       55,368           --      149,094
 Standby letters of credit ...........................      2,857           --           --           --        2,857
                                                         --------     --------     --------     --------     --------
Total ................................................   $236,474     $ 29,786     $114,472     $ 54,998     $435,730
                                                         ========     ========     ========     ========     ========

      The Company currently does not have any unconsolidated subsidiaries or unconsolidated special purpose entities. The Company has no capital leases.

Capital Resources

      The Company's primary regulator, the Federal Reserve Board (Federal Reserve), which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2003 the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy purposes were 4% and 8%, respectively.

      In addition to the risk-based capital guidelines discussed above, the Federal Reserve requires that a bank holding company which meets that regulator's highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. The Federal Reserve evaluates minimum leverage ratios for each entity through the ongoing regulatory examination process. The Bank Subsidiaries' primary regulator, the FDIC, has also issued regulations establishing similar risk-based and leverage capital ratios that apply separately to each bank.

      The following table presents the risk based and leverage capital ratios for the Company and each Bank Subsidiary as of December 31, 2003 and 2002.

                                                                                                    To Be Well-Capitalized
                                                                                                         Under Prompt
                                                                               For Capital            Corrective Action
                                                      Actual                Adequacy Purposes             Provisions
                                              --------------------       ----------------------      --------------------
                                               Amount        Ratio        Amount          Ratio       Amount        Ratio
                                              -------        -----       -------          -----      -------        -----
                                                                         (Dollars in Thousands)
As of December 31, 2003
 Total capital (to risk-weighted assets)
   Greater Community Bancorp.....             $69,455        11.96%      $46,460           8.00%         N/A          N/A
   Greater Community Bank........              35,854        10.09        28,433           8.00      $35,541        10.00%
   Bergen Commercial Bank .......              18,979        10.14        14,967           8.00       18,709        10.00
   Rock Community Bank...........               5,578        17.95         2,486           8.00        3,107        10.00
Tier 1 capital (to risk-weighted assets)
   Greater Community Bancorp.....              52,459         9.03        23,230           4.00          N/A          N/A
   Greater Community Bank........              31,404         8.84        14,217           4.00       21,325         6.00
   Bergen Commercial Bank........              16,639         8.89         7,484           4.00       11,226         6.00
   Rock Community Bank...........               5,188        16.70         1,243           4.00        1,864         6.00
Tier 1 capital (to average assets)
   Greater Community Bancorp.....              52,459         7.09        29,586           4.00          N/A          N/A
   Greater Community Bank........              31,404         6.72        18,703           4.00       23,378         5.00
   Bergen Commercial Bank........              16,639         7.33         9,079           4.00       11,348         5.00
   Rock Community Bank...........               5,188        13.56         1,530           4.00        1,913         5.00

As of December 31, 2002
Total capital (to risk-weighted assets)
   Greater Community Bancorp.....             $68,402        13.77%      $39,734           8.00%         N/A          N/A
   Greater Community Bank........              33,139        10.78        24,592           8.00      $30,741        10.00%
   Bergen Commercial Bank .......              15,280        10.11        12,090           8.00       15,113        10.00
   Rock Community Bank...........               5,354        19.46         2,201           8.00        2,751        10.00
Tier 1 capital (to risk-weighted assets)
   Greater Community Bancorp.....              52,543        10.58        19,867           4.00          N/A          N/A
   Greater Community Bank........              29,285         9.53        12,296           4.00       18,444         6.00
   Bergen Commercial Bank........              13,388         8.86         6,045           4.00        9,068         6.00
   Rock Community Bank...........               5,010        18.21         1,100           4.00        1,651         6.00
Tier 1 capital (to average assets)
   Greater Community Bancorp.....              52,543         7.38        28,488           4.00          N/A          N/A
   Greater Community Bank........              29,285         6.50        18,012           4.00       22,515         5.00
   Bergen Commercial Bank........              13,388         6.39         8,387           4.00       10,484         5.00
   Rock Community Bank...........               5,010        13.11         1,528           4.00        1,910         5.00

New Accounting Pronouncements

      The Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has issued financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies after 2002.

      The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of December 31, 2003 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

      Management has determined that GCB Capital Trust II qualifies as a variable interest entity under FIN 46. GCB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. GCB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. GCB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate GCB Capital Trust II entity as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

      Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require NPB to deconsolidate GCB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of GCB Capital Trust II expected residual returns. Accordingly, the Company will deconsolidate GCB Capital Trust II at the end of the first quarter, which will result in an increase in outstanding debt by $743,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by GCB Capital Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as GCB Capital Trust II become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

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

      In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

      The Bank adopted EITF 03-1 The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

Impact of Inflation and Changing Prices

      The Company's consolidated financial statements and notes thereto presented elsewhere in this Report have been prepared in accordance with US GAAP. US GAAP requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8  FINANCIAL STATEMENTS

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

                                                                                                   December 31,
                                                                                             ----------------------
                                                                                                2003         2002
                                                                                             ---------    ---------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing ...........................................   $  19,233    $  19,433
FEDERAL FUNDS SOLD .......................................................................      10,000       17,700
                                                                                             ---------    ---------
         Total cash and cash equivalents .................................................      29,233       37,133
DUE FROM BANKS - Interest-bearing ........................................................       7,539        9,439
INVESTMENT SECURITIES - Available-for-sale ...............................................     152,513      186,875
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
         $2,712 and $5,327 at December 31, 2003 and 2002, respectively) ..................       2,726        5,320
                                                                                             ---------    ---------
                                                                                               155,239      192,195
LOANS ....................................................................................     524,546      444,095
  Allowance for loan and lease losses ....................................................      (8,142)      (7,298)
  Unearned income ........................................................................        (747)        (753)
                                                                                             ---------    ---------
         Net loans .......................................................................     515,657      436,044
PREMISES AND EQUIPMENT, net ..............................................................       7,545        7,850
ACCRUED INTEREST RECEIVABLE ..............................................................       2,635        3,131
OTHER REAL ESTATE OWNED ..................................................................         824           --
BANK OWNED LIFE INSURANCE ................................................................      13,026       12,448
GOODWILL .................................................................................      11,574       11,574
OTHER ASSETS .............................................................................       9,853       10,053
                                                                                             ---------    ---------
TOTAL ASSETS .............................................................................   $ 753,125    $ 719,867
                                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing ..................................................................   $ 154,462    $ 138,679
   Interest-bearing ......................................................................     158,719      150,600
   Savings ...............................................................................     102,152       96,034
   Time Deposits less than $100 ..........................................................     110,243      121,539
   Time Deposits $100 and over ...........................................................      35,137       37,191
                                                                                             ---------    ---------
         Total deposits ..................................................................     560,713      544,043

FHLB ADVANCES ............................................................................      85,000       80,000
FEDERAL FUNDS PURCHASED ..................................................................      15,700           --
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ...........................................      10,047       11,728
ACCRUED INTEREST PAYABLE .................................................................       1,475        1,877
OTHER LIABILITIES ........................................................................       5,620        6,721
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
    SUBORDINATED DEBT ....................................................................      24,000       24,000
                                                                                             ---------    ---------
         Total liabilities ...............................................................     702,555      668,369
                                                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,004,966 and
     7,021,102 shares outstanding at December 31, 2003 and 2002, respectively ............       3,502        3,511
  Additional paid-in capital .............................................................      41,788       42,856
  Retained earnings ......................................................................       2,735        1,721
  Accumulated other comprehensive income .................................................       2,545        3,410
                                                                                             ---------    ---------
    Total shareholders' equity ...........................................................      50,570       51,498
                                                                                             ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................................   $ 753,125    $ 719,867
                                                                                             =========    =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

                                                                             For the Years Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                           2003      2002      2001
                                                                         -------   -------   -------
INTEREST INCOME:
    Loans, including fees ............................................   $31,187   $31,912   $31,950
    Investment securities ............................................     6,289     8,057     8,647
    Federal funds sold and deposits with banks .......................       430       936     2,178
                                                                         -------   -------   -------
         Total interest income .......................................    37,906    40,905    42,775

INTEREST EXPENSE:
    Deposits .........................................................     5,676     7,998    13,629
    Short-term borrowings ............................................     4,537     4,520     4,568
    Long-term borrowings .............................................     2,031     2,168     2,300
                                                                         -------   -------   -------
         Total interest expense ......................................    12,244    14,686    20,497
                                                                         -------   -------   -------

NET INTEREST INCOME ..................................................    25,662    26,219    22,278

PROVISION FOR LOAN AND LEASE LOSSES ..................................     2,065       996       885
                                                                         -------   -------   -------
    Net interest income after provision for loan and lease losses ....    23,597    25,223    21,393

NON-INTEREST INCOME:
    Service charges on deposit accounts ..............................     2,789     2,440     2,460
    Other commission and fees ........................................       610       707       716
    Fee income on mortgage loans sold ................................       492       128        --
    Gain on sale of investment securities ............................     2,174     1,191       633
    Gain on sale of leases ...........................................       115     1,152     1,180
    Bank owned life insurance ........................................       578       611       615
    All other income .................................................     1,190     1,090       911
                                                                         -------   -------   -------
         Total non-interest income ...................................     7,948     7,319     6,515
                                                                         -------   -------   -------

NON-INTEREST EXPENSES:
     Salaries and employee benefits ..................................    12,446    10,942     9,649
     Occupancy and equipment .........................................     3,367     3,195     3,056
     Regulatory, professional and other fees .........................     1,993     1,996     1,344
     Amortization of intangibles .....................................        --        --       777
     Computer services ...............................................       510       424       386
     Office expenses .................................................     1,088     1,132     1,053
     Write off of deferred securities issuance costs .................        --     1,022        --
     Other operating expenses ........................................     2,621     2,965     2,399
                                                                         -------   -------   -------
         Total non-interest expenses .................................    22,025    21,676    18,664
                                                                         -------   -------   -------

INCOME BEFORE PROVISION FOR INCOME TAXES .............................     9,520    10,866     9,244

PROVISION FOR INCOME TAXES ...........................................     2,786     3,353     3,164
                                                                         -------   -------   -------

NET INCOME ...........................................................   $ 6,734   $ 7,513   $ 6,080
                                                                         =======   =======   =======

Net income per share - basic .........................................   $  0.95   $  1.04   $  0.85
                                                                         =======   =======   =======

Net income per share - diluted .......................................   $  0.89   $  0.98   $  0.81
                                                                         =======   =======   =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands)

                                                                                    Accumulated
                                            Common Stock     Additional                Other                Compre-      Total
                                          -----------------    Paid-in   Retained  Comprehensive  Treasury  hensive  Shareholders'
                                          Shares  Par Value    Capital   Earnings  Income (loss)    Stock    Income     Equity
                                          ------  ---------  ----------  --------  -------------  --------  -------  -------------
BALANCE, January 1, 2001 ...............   6,318   $ 3,159    $ 34,178    $ 2,069     $   825     $    --              $ 40,231
                                           =====   =======    ========    =======     =======     =======              ========
  Net income - 2001 ....................      --        --          --      6,080          --          --   $ 6,080       6,080
  5% stock dividend ....................     314       157       3,495     (3,652)         --          --                    --
  Issuance of common stock - dividend
     Reinvestment plan .................      40        20         390         --          --          --                   410
  Exercise of stock options ............      84        42         461         --          --          --                   503
  Cash dividends .......................      --        --          --     (2,176)         --                            (2,176)
  Other comprehensive income, net of
     Reclassification adjustments and
     taxes .............................      --        --          --         --       1,572          --     1,572       1,572
                                                                                                            -------
  Total comprehensive income ...........      --                                                            $ 7,652
                                                                                                            =======
  Purchase of treasury stock ...........      --        --          --         --          --        (508)                 (508)
  Retirement of treasury stock .........     (48)      (24)       (484)        --          --         508                    --
                                           -----   -------    --------    -------     -------     -------              --------

BALANCE, December 31, 2001 .............   6,708   $ 3,354    $ 38,040    $ 2,321     $ 2,397     $    --              $ 46,112
                                           =====   =======    ========    =======     =======     =======              ========
  Net income - 2002 ....................      --        --          --      7,513          --          --   $ 7,513       7,513
  5% stock dividend ....................     335       168       5,266     (5,434)         --          --                    --
  Exercise of stock options ............      68        34         683         --          --          --                   717
  Cash dividends .......................      --        --          --     (2,679)         --          --                (2,679)
  Other comprehensive income, net of
     reclassification adjustments and
     taxes .............................      --        --          --         --       1,013          --     1,013       1,013
                                                                                                            -------
  Total comprehensive income ...........                                                                    $ 8,526
                                                                                                            =======
  Purchase of treasury stock ...........      --        --          --         --          --      (1,178)               (1,178)
  Retirement of treasury stock .........     (90)      (45)     (1,133)        --          --       1,178                    --
                                           -----   -------    --------    -------     -------     -------              --------

BALANCE, December 31, 2002 .............   7,021   $ 3,511    $ 42,856    $ 1,721     $ 3,410     $    --              $ 51,498
                                           =====   =======    ========    =======     =======     =======              ========
  Net income - 2003 ....................      --        --          --      6,734          --          --   $ 6,734       6,734
  2.5% stock dividend ..................     177        88       2,591     (2,679)         --          --                    --
  Exercise of stock options ............      86        43         714         --          --          --                   757
  Cash dividends .......................      --        --          --     (3,041)         --          --                (3,041)
  Other comprehensive loss, net of
     reclassification adjustments and
     taxes .............................      --        --          --         --        (865)         --      (865)       (865)
                                                                                                            -------
  Total comprehensive income ...........                                                                    $ 5,869
                                                                                                            =======
  Purchase of treasury stock ...........      --        --          --         --          --      (4,513)               (4,513)
  Retirement of treasury stock .........    (280)     (140)     (4,373)        --          --       4,513                    --
                                           -----   -------    --------    -------     -------     -------              --------

BALANCE, December 31, 2003 .............   7,004   $ 3,502    $ 41,788    $ 2,735     $ 2,545     $    --              $ 50,570
                                           =====   =======    ========    =======     =======     =======              ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                              For the Years Ended
                                                                                                   December 31,
                                                                                         --------------------------------
                                                                                           2003        2002        2001
                                                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..........................................................................   $  6,734    $  7,513    $  6,080
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................      1,280       1,248       2,094
    Amortization of premium on securities, net .......................................      2,867       1,472         194
    Gains on sales of assets .........................................................       (270)       (124)         --
    Gains on sales of securities, net ................................................     (2,174)     (1,191)       (633)
    Losses on sales of securities, trading account ...................................         --           9          --
    Provision for loan and lease losses ..............................................      2,065         996         885
    Deferred income tax benefit ......................................................       (790)       (655)       (580)
    Decrease (increase) in accrued interest receivable ...............................        496         (83)      1,253
    Decrease (increase) in Bank owned life insurance and other assets ................       (379)        268      (2,808)
    (Decrease) increase in accrued interest and other liabilities ....................     (1,503)     (6,159)      2,948
                                                                                         --------    --------    --------
              Net cash provided by operating activities ..............................      8,326       3,294       9,433
                                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Available-for-sale investment securities -
      Purchases ......................................................................   (108,498)   (161,124)   (127,143)
      Sales ..........................................................................     11,307      22,646      17,655
      Maturities .....................................................................    128,166     101,815      94,713
   Held-to-maturity investment securities -
      Purchases ......................................................................         --      (4,120)         --
      Maturities .....................................................................      2,595         494       1,867
   Net decrease (increase) in interest-bearing deposits with banks ...................      1,900       4,438      (9,086)
   Net (increase) in loans ...........................................................    (79,613)    (31,775)    (38,112)
   Capital expenditures ..............................................................     (1,316)     (2,193)     (1,556)
   Proceeds from the sale of assets ..................................................        341          --          --
                                                                                         --------    --------    --------
              Net cash used in investing activities ..................................    (45,118)    (69,819)    (61,662)
                                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts ..................................................     16,670      59,420      19,378
   Increase (decrease) in securities sold under agreement to repurchase ..............     14,019     (10,619)      5,327
   Proceeds from long-term FHLB advances .............................................      5,000      10,000      20,000
   Proceeds from issuance of subordinated debt .......................................         --      24,000          --
   Repayment of subordinated debt ....................................................         --     (23,000)         --
   Dividends paid ....................................................................     (3,041)     (2,679)     (2,176)
   Proceeds from exercise of stock options ...........................................        757         717         503
   Proceeds from the issuance of common stock, net of costs ..........................         --          --         410
   Purchases of treasury stock .......................................................     (4,513)     (1,178)       (508)
                                                                                         --------    --------    --------
              Net cash provided by financing activities ..............................     28,892      56,661      42,934
                                                                                         --------    --------    --------
              Net (decrease) in cash and cash equivalents ............................     (7,900)     (9,864)    (10,140)

CASH AND CASH EQUIVALENTS, beginning of year .........................................     37,133      46,997      56,292
                                                                                         --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year ...............................................   $ 29,233    $ 37,133    $ 46,997
                                                                                         ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Greater Community Bancorp ("the Company"), through its subsidiary banks Greater Community Bank ("GCB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units primarily through fifteen full service offices located in Bergen, Passaic and Morris Counties, New Jersey.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary of GCB, engages in commercial equipment leasing focusing on small ticket and lower or middle market leases for resale to third parties. GCB also operates a securities brokerage business in its Greater Community Financial division. In mid-2003 GCB acquired the securities brokerage assets and business previously operated by Greater Community Financial, LLC ("GCF"), a direct nonblank subsidiary of the Company. Since the middle of 2003 an unaffiliated company has acted as registered broker-dealer for GCB's Greater Community Financial division.

      The Bank Subsidiaries compete with other banking and financial institutions in their primary market communities, including financial institutions with resources substantially greater than their own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.

      The Company, Bank Subsidiaries and GCF are subject to regulation and periodic examination by certain state and federal agencies. As a consequence of the extensive regulation of commercial banking and related financial activities, their respective businesses are particularly susceptible to being affected by state and federal legislation and regulations.

BASIS OF FINANCIAL PRESENTATION

      The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GCB, BCB, RCB, GCB Realty, LLC, GCF, Greater Community Services, Inc., and the wholly-owned direct and indirect subsidiaries of GCB and BCB (HCC and investment companies). All significant intercompany accounts and transactions have been eliminated.

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

      Substantially all outstanding goodwill resulted from the acquisition of First Savings Bancorp of Little Falls, Inc. ("First Savings"), a Passaic County institution which had developed a compelling, if not predominant, market position of being the small business bank in Passaic County. As a result of First Savings' market penetration, the Company had formulated its own strategy to create such a "market role." Accordingly, implicit in the Company's purchase of the First Savings franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

SEGMENTS

      Statement on Financial Accounting Standards (SFAS) No.131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic area, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

      The Company applies the aggregation criteria set forth under SFAS No.131 for its Bank subsidiaries operating segments to create one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the Company's activities supports the other activities. For example, a bank's commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

INVESTMENT SECURITIES

      The Company accounts for its investment securities in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. The Company through its brokerage subsidiary engaged in very limited securities trading before 2003. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

      As of December 31, 2003, the Company did not have any investment securities designated as trading. At year end 2002, the Company had $25,000 in investment securities designated as trading.

      SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company's adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company does not have any derivatives at December 31, 2003 and 2002.

      The Bank adopted EITF 03-1 The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

      Loans and leases that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unearned loan fees, and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of principal is unlikely. The allowance for loan and lease losses is maintained at a level that management considers adequate to provide for loan and lease losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of losses in the loan and lease portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year management makes credit reviews of the loan and lease portfolios designed to identify potential charges to the allowance.

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

      The Company follows SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in this standard.

      The Company accounts for its transfers and servicing assets in accordance with SFAS No.140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No.140 revised the accounting for the securitization of other transfers of financial assets and collateral.

      During 2001, Accounting Bulletin (SAB) No.102, Selected Loan Loss Allowance Methodology and Documentation Issues, was issued. This SAB provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No.102 did not have a material impact on the Company's consolidated financial position or results of operations.

      The Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has issued financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies after 2002.

      The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of December 31, 2003 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

      In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

PREMISES AND EQUIPMENT

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

      The Company follows SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.144). SFAS No.144 retained the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No.144 also changed the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.

BANK OWNED LIFE INSURANCE

      The Company invests in bank-owned life insurance (BOLI). BOLI involves the Company's purchase of insurance on the lives of a certain of employees and non-employee directors. The Company is the owner and beneficiary of the policies.

GOODWILL

      Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all outstanding goodwill resulted from the acquisition of First Savings in 1999 and, through 2001, was being amortized over 20 years on a straight-line basis. Goodwill at December 31, 2003 and 2002 was approximately $11,574,000. The annual amortization expense charged to income before 2002 was $777,000. Amortization expense was not charged to income after 2001 as a result of the adoption of SFAS No.142.

      On January 1, 2002, the Company adopted SFAS No.142, Goodwill and Intangible Assets. This SFAS modifies the accounting for all purchased goodwill and intangible assets. SFAS No.142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment of goodwill during its transitional impairment testing and has not recorded any transitional goodwill impairment loss as a result of the adoption of SFAS. No.142.

      The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with SFAS No.142.

                                                For the years ended December 31,
                                                -------------------------------
                                                  2003       2002        2001
                                                --------   --------    --------
                                                    (In Thousands except for
                                                   earnings per share amounts)

Reported net income .........................   $  6,734   $  7,513    $  6,080
Add back goodwill amortization ..............         --         --         777
                                                --------   --------    --------
Adjusted net income .........................   $  6,734   $  7,513    $  6,857
                                                ========   ========    ========
Basic earnings per share
Reported basic earnings per share ...........   $   0.95   $   1.04    $   0.85
Goodwill amortization .......................         --         --        0.11
                                                --------   --------    --------
Adjusted basic earnings per share ...........   $   0.95   $   1.04    $   0.96
                                                ========   ========    ========
Diluted earnings per share
Reported basic earnings per share ...........   $   0.89   $   0.98    $   0.81
Goodwill amortization .......................         --         --        0.11
                                                --------   --------    --------
Adjusted basic earnings per share ...........   $   0.89   $   0.98    $   0.92
                                                ========   ========    ========

DEFERRED FINANCING COSTS

      Deferred financing costs related to the issuance of subordinated debt are being amortized over the life of the instruments and are included in other assets. The unamortized balances at December 31, 2003 and 2002 were approximately $1.0 million and $1.1million, respectively. In 2002, the Company wrote off deferred financing costs of $1.0 million related to the issuance of the 1997 Trust Preferred Securities.

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

STATEMENTS OF CASH FLOWS

      Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. Cash paid for income taxes was $3.6 million, $4.3 million and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash paid for interest was $12.6 million, $15.6 million and $21.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company conducted a non-cash transfer of other real estate from nonperforming lease to other real estate owned.

OTHER REAL ESTATE OWNED

      Other real estate owned is recorded at lower of cost or market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $240,000, $311,000 and $297,000, respectively.

STOCK BASED COMPENSATION

      The Company follows the disclosure provisions for its stock options under SFAS No.123, Accounting for Stock-Based Compensation. This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No.25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No.123 had been applied.

      At December 31, 2003, the Company has four stock-based employee and director compensation plans, which are more fully described in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee and director compensation.

                                                                             Year ended December 31,
                                                                    -------------------------------------
                                                                     2003            2002           2001
                                                                    ------          ------         ------
                                                                   (In Thousands, except per share amounts)
Net income ........................................  As reported    $6,734          $7,513         $6,080
Less: stock-based compensation costs determined
   Under fair value-based method for all awards ...                  (255)           (243)          (240)
                                                                    ------          ------         ------
                                                     Pro forma      $6,479          $7,270         $5,840
                                                                    ======          ======         ======
Earnings per share of common stock - basic ........  As reported     $0.95           $1.04          $0.85
                                                     Pro forma       $0.91           $1.01          $0.82
Earnings per share of common stock-diluted ........  As reported     $0.89           $0.90          $0.81
                                                     Pro forma       $0.86           $0.96          $0.78

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yields of 0%, 2.5% and 2.6%; expected volatility of 0%, 34% and 38%; risk-free interest rates of 0%, 5.82% and 5.46%; and expected lives of five and ten years. The Company did not grant any options in 2003.

NET INCOME PER SHARE

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

COMPREHENSIVE INCOME

      The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 reports comprehensive income, which includes net income as well as certain other items that result in a change to shareholders' equity during the period.

      The income tax effects allocated to comprehensive income are as follows:

                                               December 31, 2003              December 31, 2002              December 31, 2001
                                         ----------------------------   ----------------------------    --------------------------
                                         Before      Tax       Net      Before      Tax        Net      Before     Tax       Net
                                          Tax     (Expense)   Of Tax     Tax     (Expense)    of Tax     Tax    (Expense)   of Tax
                                         Amount    Benefit    Amount    Amount    Benefit     Amount    Amount   Benefit    Amount
                                         -------   -------    -------   ------    -------     ------    ------   -------    ------
Unrealized gains on  investment
securities:
   Unrealized holding gains
   arising during period .............   $   763    $(323)    $   440   $2,792    $(1,064)    $1,728    $3,234   $(1,282)   $1,952
Less reclassification adjustment
   For gains realized in net income ..     2,174     (869)      1,305    1,191       (476)       715       633      (253)      380
                                         -------    -----     -------   ------    -------     ------    ------   -------    ------
Other comprehensive  loss, net .......   $(1,411)   $ 546     $  (865)  $1,601    $  (588)    $1,013    $2,601   $(1,029)   $1,572
                                         =======    =====     =======   ======    =======     ======    ======   =======    ======

VARIABLE INTEREST ENTITIES

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

      Management has determined that GCB Capital Trust II qualifies as a variable interest entity under FIN 46. GCB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. GCB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. GCB Capital Trust II is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate GCB Capital Trust II entity as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

      Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require GCB to deconsolidate GCB Capital Trust II as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of GCB Capital Trust II expected residual returns. Accordingly, the Company will deconsolidate GCB Capital Trust II at the end of the first quarter, which will result in an increase in outstanding debt by $743,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by GCB Capital Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as GCB Capital Trust II become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

RECLASSIFICATIONS

      Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the classifications used in 2003.

NOTE 2 - INVESTMENT SECURITIES

      The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                               December 31,
                                        -------------------------------------------------------------------------------------------
                                                            2003                                          2002
                                        --------------------------------------------  ---------------------------------------------
                                                      Gross       Gross                             Gross       Gross
                                        Amortized  Unrealized  Unrealized     Fair    Amortized  Unrealized  Unrealized      Fair
                                           Cost       Gains      Losses       Value      Cost       Gains       Losses       Value
                                        ---------  ----------  ----------   --------  ---------  ----------  ----------    --------
                                                                              (In Thousands)
Available-for-sale
U.S. Treasury and U.S.
   Government agencies securities ....   $ 27,572    $   191    $    (14)   $ 27,749   $ 22,823    $   426    $     (12)   $ 23,237
State and political
   Subdivisions ......................     13,272        125        (156)     13,241      4,536         59           --       4,595
Other debt and equity
   Securities ........................     23,953      4,715        (312)     28,356     25,860      4,157         (604)     29,413
Mortgage-backed securities:
       FHLMC .........................     24,801        269        (281)     24,789     63,250        797          (73)     63,974
       FNMA ..........................     51,477        322        (740)     51,059     43,444        584          (10)     44,018
       Other .........................      7,250         84         (15)      7,319     21,363        280           (5)     21,638
                                         --------    -------    --------    --------   --------    -------    ---------    --------
                                           83,528        675      (1,036)     83,167    128,057      1,661          (88)    129,630
                                         --------    -------    --------    --------   --------    -------    ---------    --------
Total Available-for-sale .............   $148,325    $ 5,706    $ (1,518)   $152,513   $181,276    $ 6,303    $    (704)   $186,875
                                         ========    =======    ========    ========   ========    =======    =========    ========
Held-to-maturity
U.S. Treasury and  U.S.
   Government agencies securities ....   $  1,000    $    --    $    (15)   $    985  +$  1,000    $     3    $      --    $  1,003
State and political
   Subdivisions ......................      1,689         --          --       1,689      4,120         --           --       4,120
Mortgage-backed securities:
       FHLMC .........................         37          1          --          38        200          4           --         204
                                         --------    -------    --------    --------   --------    -------    ---------    --------
                                               37          1          --          38        200          4           --         204
                                         --------    -------    --------    --------   --------    -------    ---------    --------
Total Held-to-maturity ...............   $  2,726    $     1    $    (15)   $  2,712   $  5,320    $     7    $      --    $  5,327
                                         ========    =======    ========    ========   ========    =======    =========    ========

      The amortized cost and fair value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized     Fair
                                                       Cost       Value
                                                    ---------   --------
                                                        (In Thousands)
        Available-for-sale
        Due in one year or less ..................   $ 15,918   $ 16,088
        Due after one year through five years ....      7,283      7,307
        Due after five years through ten years ...      7,079      6,956
        Due after ten years ......................     10,564     10,639
        Mortgage-backed securities ...............     83,528     83,167
        Other debt and equity securities .........     23,953     28,356
                                                     --------   --------
                                                     $148,325   $152,513
                                                     ========   ========
        Held-to-maturity
        Due in one year or less ..................   $  1,689   $  1,689
        Due after five years through ten years ...      1,000        985
        Mortgage-backed securities ...............         37         38
                                                     --------   --------
                                                     $  2,726   $  2,712
                                                     --------   --------
                                                     $151,051   $155,225
                                                     ========   ========

      Proceeds from sales of available-for-sale securities for the years ended December 31, 2003, 2002 and 2001were $11.3 million, $22.6 million and $17.7 million, respectively. Gross gains of $2.2 million, $1.2 million and $633,000 were realized on these sales for those respective years. Gross losses were not significant for such years.

      Securities with a carrying value of $68.3 million and $79.0 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003.

Description of securities               Less than 12 months    12 months or longer           Total
                                       --------------------   --------------------   --------------------
                                         Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                                         value     Losses       value     Losses       value     Losses
                                       --------  ----------   --------  ----------   --------  ----------
Available-for-sale
US Treasury Obligations ............   $     --   $     --    $     --   $     --    $     --   $     --
Federal Agency Securities ..........      2,433         (7)        823         (7)      3,266        (14)
State and Political Subdivisions ...      3,620       (156)         --         --       3,620       (156)
Mortgage Backed Securities .........     41,423     (1,019)      3,593        (17)     45,016     (1,036)
Corporate Bonds ....................      3,490        (82)      3,993       (230)      7,483       (312)
                                       --------   --------    --------   --------    --------   --------
     Sub-total debt securities .....     50,966     (1,264)      8,409       (254)     59,385     (1,518)
                                       --------   --------    --------   --------    --------   --------
     Total available-for-sale ......   $ 50,966   $ (1,264)   $  8,409   $   (254)   $ 59,385   $ (1,518)
                                       ========   ========    ========   ========    ========   ========

Held-to-maturity
Federal Agency Securities ..........   $    985   $    (15)   $     --   $     --    $    985   $    (15)
                                       --------   --------    --------   --------    --------   --------
     Total held-to-maturity ........        985        (15)         --         --         985        (15)
                                       ========   ========    ========   ========    ========   ========
     Total temporarily impaired
      securities - combined ........   $ 51,951   $ (1,279)   $  8,409   $   (254)   $ 60,370   $ (1,533)
                                       ========   ========    ========   ========    ========   ========

      The Company does not believe that any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. A total of 100 securities are included in the continuous unrealized position, of which 98 are in the available-for sale. Majority of the unrealized losses are in less than 12 months duration lead by mortgage backed securities which includes securities issued by FHLMC, FNMA and other similar institutions. The unrealized losses are primarily due to changes in interest rates.

NOTE 3 - LOANS

Major classifications of loans are as follows:                         December 31,
                                                                   -------------------
                                                                     2003       2002
                                                                   --------   --------
                                                                      (In Thousands)
Loans secured by one- to four-family residential properties ....   $148,121   $142,677
Loans secured multi-family residential properties ..............     11,619     12,861
Loans secured by nonresidential properties .....................    260,318    203,501
Loans to individuals ...........................................      5,686      8,843
Commercial loans ...............................................     37,532     33,859
Construction loans .............................................     37,640     24,339
Lease financing receivables ....................................     23,181     17,058
Other loans ....................................................        449        957
                                                                   --------   --------
                                                                   $524,546   $444,095
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

                                                                                     December 31,
                                                                               ------------------------
                                                                                2003     2002     2001
                                                                               ------   ------   ------
                                                                                    (In Thousands)
Nonaccrual loans and leases ................................................   $2,010   $2,767   $1,373
Renegotiated loans .........................................................      252      295      545
                                                                               ------   ------   ------
  Total nonperforming loans and leases .....................................   $2,262   $3,062   $1,918
                                                                               ======   ======   ======

Loans past due 90 days and accruing ........................................   $  313   $  587   $   34
                                                                               ======   ======   ======
Gross interest income which would have been recorded under original terms ..   $  104   $  135   $   45
                                                                               ======   ======   ======

      The balance of impaired loans was $2.1 million, $2.5 million and $1.4 million at December 31, 2003, 2002 and 2001, respectively. The Bank Subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $455,000, $1.1 million and $549,000 at December 31, 2003, 2002 and
2001, respectively. The average recorded investment in impaired loans was $2.1 million, $1.7 million and $1.3 million at December 31, 2003, 2002 and 2001, respectively. The income recognized on impaired loans for 2003, 2002 and 2001 was $118,000, $105,000 and $45,000, respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank Subsidiaries recognize income on nonaccrual loans under the cash method when the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation. If both of these factors do not exist, the Bank Subsidiaries do not recognize income.

      The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2003, loans outstanding to these related parties amounted to $13.4 million. During 2003 there were new loans to related parties of $3.0 million and repayments of $5.8 million. All such loans were current as to principal and interest payments at December 31, 2003.

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the allowance for loan and lease losses is as follows:

                                                   Years ended December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
                                                        (In Thousands)

Balance at beginning of year ................  $  7,298    $  6,320    $  5,657
Provision charged to operations .............     2,065         996         885
Charge-offs .................................    (1,362)       (298)       (320)
Recoveries ..................................       141         280          98
                                               --------    --------    --------
Balance at end of year ......................  $  8,142    $  7,298    $  6,320
                                               ========    ========    ========

NOTE 5 - PREMISES AND EQUIPMENT

      Premises and equipment consist of the following:

                                                                         December 31,
                                                                     --------------------
                                                      Estimated
                                                     Useful Lives       2003         2002
                                                    -------------    -------      -------
                                                                        (In Thousands)
Land .............................................     Indefinite    $ 1,531      $ 1,531
Buildings and improvements .......................  5 to 20 years      5,020        4,994
Furniture, fixtures and equipment ................  3 to 10 years      6,910        6,177
Leasehold improvements ...........................  3 to 40 years      2,534        2,442
                                                                     -------      -------
                                                                      15,995       15,144
Less accumulated depreciation and amortization ...                    (8,450)      (7,294)
                                                                     -------      -------
                                                                     $ 7,545      $ 7,850
                                                                     =======      =======

      Depreciation and amortization expense was $1.3 million, $1.2 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 - DEPOSITS

      At December 31, 2003, the schedule of maturities of certificates of deposit is as follows (in thousands):

2004 .................................................................  $108,664
2005..................................................................    31,465
2006..................................................................     3,951
2007..................................................................        --
2008..................................................................     1,300
                                                                        --------
                                                                        $145,380
                                                                        ========

NOTE 7 - DEBT

Short-Term Borrowings

      Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transaction. Short-term borrowings consist of various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below:

                                                                                  Years ended December 31,
                                                                              --------------------------------
                                                                                2003        2002        2001
                                                                              --------    --------    --------
                                                                                     (In Thousands)
Securities sold under repurchase agreements and federal funds purchased
    Balance at year-end ...................................................   $ 25,747    $ 11,728    $ 22,347
    Average during the year ...............................................     11,198      15,276      17,326
    Maximum month-end balance .............................................     25,747      26,545      64,010
    Weighted average rate during the year .................................       1.07%       1.42%       3.32%
    Rate at December 31 ...................................................       0.71%       1.01%       1.67%

Federal Home Loan Bank Advances

      The Company has a line of credit for $29.0 million with the Federal Home Loan Bank ("FHLB") which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2003 and 2002 there were no outstanding balances.

      At December 31, 2003 the Company had $85.0 million of advances from the FHLB. These advances are collateralized by certain first mortgage loans. The weighted average interest rate during 2003 was 5.08%. The FHLB advances mature as follows:

2004 .................................................................   $    --
2005..................................................................     5,000
2006..................................................................        --
2007..................................................................     5,000
2008..................................................................     5,000
Thereafter............................................................    70,000
                                                                         -------
                                                                         $85,000

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

      During June and July, 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the "2002 Debentures") due June 30, 2032 to GCB Capital Trust II (the "2002 Trust"), also a Delaware business trust whose equity securities are wholly-owned by the Company. The 2002 Debentures are the 2002 Trust's sole asset. The 2002 Trust issued 2,400,000 shares of trust preferred securities, $10 face value. The Company's obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the 2002 Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the 2002 Debentures in 2032. The ability of the Company's Bank Subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

NOTE 8 - INCOME TAXES

      The provision for income taxes was as follows:

                                                    Years Ended December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
                                                        (In Thousands)
Federal
   Current .................................   $  3,449    $  3,847    $  3,484
   Deferred ................................       (678)       (498)       (440)
State
  Current ..................................        127         161         260
  Deferred .................................       (112)       (157)       (140)
                                               --------    --------    --------
                                               $  2,786    $  3,353    $  3,164
                                               ========    ========    ========

      The reconciliation of the provision for income taxes computed at the statutory federal rate was as follows:

                                                    Years Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
                                                         (In Thousands)
Tax at statutory federal rate .................  $  3,237   $  3,694   $  3,143
Increase (reduction) in tax resulting from:
  Tax-exempt income ...........................      (413)       (96)       (86)
  Amortization of intangible assets ...........        --         --         36
  State income tax, net of federal benefit ....        10         18        104
  Other .......................................       (48)      (263)       (33)
                                                 --------   --------   --------
        Provision for income taxes ............  $  2,786   $  3,353   $  3,164
                                                 ========   ========   ========

     The net deferred tax asset consists of the following:

                                                                                  December 31,
                                                                              --------------------
                                                                                2003        2002
                                                                              --------    --------
                                                                                 (In Thousands)
Allowance for loan and lease losses and other real estate .................   $  3,472    $  3,085
Interest income on nonaccrual loans .......................................        140         223
Depreciation and amortization .............................................        853         848
Difference between book and tax basis of assets acquired ..................        268         290
Unrealized holding (gains) on investment securities available-for-sale ....     (1,634)     (2,180)
Other .....................................................................        729         226
                                                                              --------    --------
      Total net deferred tax asset (included in other assets) .............   $  3,828    $  2,492
                                                                              ========    ========

NOTE 9 - SHAREHOLDERS' EQUITY

      On July 31, 2003, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2003. On July 31, 2002, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 12, 2002. On July 31, 2001, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 13, 2001.

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share in accordance with SFAS No.128, Earnings Per Share, is as follows:

                                                                                     For Year Ended December 31, 2003
                                                                               -------------------------------------------
                                                                                  Income           Shares        Per Share
                                                                               (Numerator)     (Denominator)       Amount
                                                                               -----------     -------------     ---------
                                                                                (In Thousands, except for per share data)
Basic EPS
Net income available to common stockholders ..............................        $6,734            7,121          $ 0.95

Effect of Dilutive Securities Options ....................................            --              434           (0.06)
                                                                                  ------           ------          ------

Diluted EPS
Net income available to common stockholders plus assumed conversions .....        $6,734            7,555          $ 0.89
                                                                                  ======           ======          ======

                                                                                     For Year Ended December 31, 2002
                                                                               -------------------------------------------
                                                                                  Income           Shares        Per Share
                                                                               (Numerator)     (Denominator)       Amount
                                                                               -----------     -------------     ---------
Basic EPS
Net income available to common stockholders ..............................        $7,513            7,210          $ 1.04

Effect of Dilutive Securities
Options ..................................................................            --              421           (0.06)
                                                                                  ------           ------          ------

Diluted EPS
Net income available to common stockholders plus assumed conversions .....        $7,513            7,631          $ 0.98
                                                                                  ======           ======          ======

                                                                                     For Year Ended December 31, 2001
                                                                               -------------------------------------------
                                                                                  Income           Shares        Per Share
                                                                               (Numerator)     (Denominator)       Amount
                                                                               -----------     -------------     ---------
Basic EPS
Net income available to common stockholders ..............................        $6,080            7,152          $ 0.85

Effect of Dilutive Securities
Options ..................................................................            --              316           (0.04)
                                                                                  ------           ------          ------

Diluted EPS
Net income available to common stockholders plus assumed conversions .....        $6,080            7,468          $ 0.81
                                                                                  ======           ======          ======

NOTE 11 - STOCK BASED COMPENSATION

      In April 2001, the Company adopted two stock option plans. The 2001 Employee Stock Option Plan (the "2001 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. Options to purchase a total of 330,750 shares may be granted under the 2001 Employee Plan. Options to acquire 109,671 and 116,025 shares were outstanding under this Plan at December 31, 2003 and 2002.

      The 2001 Stock Option Plan for Nonemployee Directors (the "2001 Directors
Plan) provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. Options to purchase a total of 61,740 shares may be granted under the 2001 Directors Plan. Options to acquire 54,243 and 58,212 shares were outstanding at December 31, 2003 and 2002.

      The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 560,291 shares were authorized to be granted under the 1996 Employee Plan. At December 31, 2003 and 2002, options to purchase a total of 330,626 and 396,179 shares, respectively, were outstanding under this Plan. No further options will be granted under the 1996 Employee Plan.

      The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. At December 31, 2003 and 2002, options to purchase 246,351 and 254,438 shares were outstanding under this Plan. No further options may be granted under the 1996 Directors Plan.

      A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and the changes during the years ending on those dates is represented below.

                                                     2003                           2002                           2001
                                           ------------------------       ------------------------       ------------------------
                                                           Weighted-                      Weighted-                      Weighted-
                                            Number         Average         Number         Average         Number         Average
                                              Of           Exercise          of           Exercise          of           Exercise
                                            Shares          Price          Shares          Price          Shares          Price
                                           --------        --------       --------        --------       --------        --------
Outstanding, beginning of year ........     845,476         $ 7.10         856,929         $ 6.74         843,722         $ 6.60
Granted ...............................          --             --          62,961          12.63         119,787           9.51
Exercised .............................     (76,573)          7.34         (58,483)          7.51         (91,051)          9.93
Terminated ............................     (28,010)          8.59         (15,932)          8.20         (15,529)          5.35
                                           --------                       --------                       --------
Outstanding, end of year ..............     740,893         $ 7.02         845,476         $ 7.10         856,929         $ 6.74
                                           ========                       ========                       ========
Options exercisable at year=end .......     499,055                        447,387                        332,100
                                           ========                       ========                       ========
Weighted average fair value of
   Options granted during the year ....                         --                         $ 7.14                         $ 5.66
                                                            ======                         ======                         ======

      The following table summarizes information about options outstanding at December 31, 2003.

                                 Options Outstanding                   Options Exercisable
                   ---------------------------------------------    -------------------------
                                         Weighted-     Weighted-                    Weighted-
                                           Average       Average                      Average
   Range of             Number           Remaining      Exercise         Number      Exercise
Exercise Prices    Outstanding    Contractual Life         Price    Outstanding         Price
---------------    -----------    ----------------      --------    -----------      --------
 $5.59- $8.32          612,299                3.62         $6.30        459,035         $6.14
 $8.48 - $12.63        128,594                7.84         10.43         40,020          9.73
                   -----------                                      -----------
                       740,893                                          499,055
                   ===========                                      ===========

NOTE 12 - BENEFIT PLANS

EMPLOYEE 401(k) PLAN

      The Company has a 401(k) savings plan covering substantially all employees. Under the plan, the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, and 75% of employee contributions for all participants with five or more years of employment, not to exceed 3% of their salary. The Company contributed approximately $583,000, $645,000 and $529,000 for 2003, 2002 and 2001,
respectively. Included in the Company's contribution is the profit sharing percentage, which is determined on an annual basis.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

      The Company adopted two Supplemental Executive Retirement Plans ("SERPs") effective January 1999. The SERPs are designed to provide key executives with a benefit equal to the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective subsidiary bank's funding of tax-qualified retirement plans (such as the 401(k) Plan). Under the SERPs, the amount of aggregate annual benefits to which the key executives would be entitled upon retirement at age 65 has been actuarially determined to be approximately $211,000. The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of insurance policies it purchased on the lives of these key executives. The Company contributed $578,000, $611,000 and $615,000 for 2003, 2002 and 2001,
respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

      The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2012 and that contain certain renewal options. Rent expenses charged to operations approximated $788,000, $766,000 and $836,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in these amounts are $255,000, in 2003, $255,000 in 2002 and $241,000 in 2001, paid to a limited liability company of which the Company's chairman and chairman emeritus are members.

      As of December 31, 2003, future approximate minimum annual rental payments under these leases are as follows (in thousands):

2004 ..................................................................   $  691
2005 ..................................................................      571
2006...................................................................      518
2007...................................................................      523
2008...................................................................      402
Thereafter ............................................................      947
                                                                          ------
     Total.............................................................   $3,652
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

      Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                             December 31,
                                                                        ---------------------
                                                                          2003         2002
                                                                        --------     --------
                                                                            (In Thousands)
Financial instruments whose contract amounts represent credit risk
   Commitments to extend credit.......................................  $149,094     $114,070
   Standby letters of credit and financial guarantees written.........     2,857        2,374

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

      Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee a customer's performance to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2003 varies up to 100%.

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

      The Company has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002 are outlined below.

      For cash and cash equivalents, the recorded book values of $29.2 million and $37.1 million at December 31, 2003 and 2002, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $7.5 million and $9.4 million at December 31, 2003 and 2002, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan portfolio at December 31, 2003 and 2002 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

      The following table describes the carrying amounts and estimated fair values of investment securities and loans at December 31, 2003 and 2002.

                                                        2003                    2002
                                                ---------------------   ---------------------
                                                Carrying    Estimated   Carrying    Estimated
                                                 Amount    Fair Value    Amount    Fair Value
                                                --------   ----------   --------   ----------
                                                                (In Thousands)
Investment securities available-for-sale ...    $152,513    $152,513    $186,875    $186,875
Investment securities held-to-maturity .....       2,726       2,712       5,320       5,327
Loans, net .................................     515,657     525,899     436,044     450,097

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

      The following table describes the carrying amounts and estimated fair values of time deposits, federal funds purchased and securities sold under agreements to repurchase and FHLB advances at December 31, 2003 and 2002.

                                                            2003                       2002
                                                   -----------------------    -----------------------
                                                   Carrying     Estimated     Carrying     Estimated
                                                    Amount      Fair Value     Amount      Fair Value
                                                   --------     ----------    --------     ----------
                                                                     (In Thousands)
Time deposits................................      $145,380      $146,784     $158,730      $159,764
Securities sold under agreements to repurchase       10,047        10,047       11,728        11,728
Federal Funds purchased .....................        15,700        15,700            -             -
FHLB Advances ...............................        85,000        96,391       80,000        96,200

      The fair value of the guaranteed preferred beneficial interest in the Company's subordinated debt totaling $24.0 million at both December 31, 2003 and 2002, approximates fair value.

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

NOTE 16 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

      New Jersey state law permits a bank subsidiary to pay dividends to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 2003 and 2002, respectively, GCB had $16.1 million and $12.9 million, BCB had $5.6 million and $4.2 million, and RCB had $1.0 million and $1.0 million, of funds available for the payment of dividends to the Company.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets. Management believes the Company and the Bank Subsidiaries met all capital adequacy requirements to which they were subject as of December 31, 2003.

      As of December 31, 2003, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes no conditions or events have occurred since the most recent FDIC notification that have changed the category of the Company or any of the Bank Subsidiaries.

                                                                                                         To Be Well-Capitalized
                                                                                                              Under Prompt
                                                                                 For Capital                Corrective Action
                                                       Actual                 Adequacy Purposes                Provisions
                                              -----------------------      -----------------------      -----------------------
                                               Amount          Ratio        Amount          Ratio        Amount          Ratio
                                              --------        -------      --------        -------      --------        -------
                                                                           (Dollars in Thousands)
As of December 31, 2003
Total capital (to risk-weighted
assets)
   Greater Community Bancorp ...........      $ 69,455         11.96%      $ 46,460          8.00%           N/A           N/A
   Greater Community Bank ..............        35,854         10.09         28,433          8.00       $ 35,541         10.00%
   Bergen Commercial Bank ..............        18,979         10.14         14,967          8.00         18,709         10.00
   Rock Community Bank .................         5,578         17.95          2,486          8.00          3,107         10.00
Tier 1 capital (to risk-weighted
assets)
   Greater Community Bancorp ...........        52,459          9.03         23,230          4.00            N/A           N/A
   Greater Community Bank ..............        31,404          8.84         14,217          4.00         21,325          6.00
   Bergen Commercial Bank ..............        16,639          8.89          7,484          4.00         11,226          6.00
   Rock Community Bank .................         5,188         16.70          1,243          4.00          1,864          6.00
Tier 1 capital  (to average assets)
   Greater Community Bancorp ...........        52,459          7.09         29,586          4.00            N/A           N/A
   Greater Community Bank ..............        31,404          6.72         18,703          4.00         23,378          5.00
   Bergen Commercial Bank ..............        16,639          7.33          9,079          4.00         11,348          5.00
   Rock Community Bank .................         5,188         13.56          1,530          4.00          1,913          5.00

As of December 31, 2002
Total capital (to risk-weighted
assets)
   Greater Community Bancorp ...........      $ 68,402         13.77%      $ 39,734          8.00%           N/A           N/A
   Greater Community Bank ..............        33,139         10.78         24,592          8.00       $ 30,741         10.00%
   Bergen Commercial Bank ..............        15,280         10.11         12,090          8.00         15,113         10.00
   Rock Community Bank .................         5,354         19.46          2,201          8.00          2,751         10.00
Tier 1 capital (to risk-weighted
assets)
   Greater Community Bancorp ...........        52,543         10.58         19,867          4.00            N/A           N/A
   Greater Community Bank ..............        29,285          9.53         12,296          4.00         18,444          6.00
   Bergen Commercial Bank ..............        13,388          8.86          6,045          4.00          9,068          6.00
   Rock Community Bank .................         5,010         18.21          1,100          4.00          1,651          6.00
Tier 1 capital  (to average assets)
   Greater Community Bancorp ...........        52,543          7.38         28,488          4.00            N/A           N/A
   Greater Community Bank ..............        29,285          6.50         18,012          4.00         22,515          5.00
   Bergen Commercial Bank ..............        13,388          6.39          8,387          4.00         10,484          5.00
   Rock Community Bank .................         5,010         13.11          1,528          4.00          1,910          5.00

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

      The condensed financial information of Greater Community Bancorp (parent company only) is as follows:

CONDENSED BALANCE SHEET

                                                                                             December 31,
                                                                                        ----------------------
                                                                                          2003          2002
                                                                                        --------      --------
                                                                                            (In Thousands)
ASSETS:
   Cash ..........................................................................      $    580      $  2,625
   Investment securities available-for-sale ......................................         7,651        10,775
   Accrued interest receivable ...................................................            --            39
   Investment in subsidiaries ....................................................        68,453        61,845
   Other assets ..................................................................         1,012         1,338
                                                                                        --------      --------
        Total assets .............................................................      $ 77,696      $ 76,622
                                                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Guaranteed preferred beneficial interest in the Company's subordinated debt ...      $ 24,743      $ 24,743
   Other liabilities .............................................................         2,383           381
   Shareholders' equity ..........................................................        50,570        51,498
                                                                                        --------      --------
        Total liabilities and shareholders' equity ...............................      $ 77,696      $ 76,622
                                                                                        ========      ========

CONDENSED STATEMENTS OF INCOME

                                                                         Years Ended December 31,
                                                                  --------------------------------------
                                                                    2003           2002            2001
                                                                  --------       --------       --------
                                                                              (In Thousands)
INCOME:
   Equity in undistributed  income of Bank Subsidiaries ....      $  4,370       $    823       $  3,350
   Dividends from Bank Subsidiaries ........................         2,291          7,919          3,900
   Interest income .........................................           334            350            319
   Gain on sale of investment securities ...................         2,116          1,121            337
                                                                  --------       --------       --------
                                                                     9,111         10,213          7,906
                                                                  --------       --------       --------
EXPENSES:
   Interest on subordinated debt ...........................         2,030          2,168          2,300
   Write off of deferred issuance costs ....................            --          1,022             --
   Other expenses ..........................................           403            205            172
                                                                  --------       --------       --------
                                                                     2,433          3,395          2,472
                                                                  --------       --------       --------
        Income before income tax benefit ...................         6,678          6,818          5,434
   Income tax benefit ......................................           (56)          (695)          (646)
                                                                  --------       --------       --------
   Net income ..............................................      $  6,734       $  7,513       $  6,080
                                                                  ========       ========       ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31,
                                                                                      --------------------------------------
                                                                                        2003           2002           2001
                                                                                      --------       --------       --------
                                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................      $  6,734       $  7,513       $  6,080
Adjustments to reconcile net income to cash provided by operating activities:
    Gains on sales of investment securities available-for-sale .................        (2,116)        (1,121)          (337)
    Decrease (increase) in other assets ........................................           112            (35)           621
    (Decrease) increase in other liabilities ...................................           576           (392)           805
    Equity in undistributed income of subsidiaries .............................        (4,370)          (823)        (3,350)
                                                                                      --------       --------       --------
       Net cash (used in) provided by operating activities .....................           936          5,142          3,819
                                                                                      --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities, available-for-sale ......................        (2,425)        (2,867)          (697)
    Proceeds from the sale of investment securities, available-for-sale ........         7,782          2,150             --
    Payments for investments in and advances to subsidiaries ...................        (1,541)        (2,736)          (100)
    Proceeds from advances to Subsidiaries .....................................            --          1,000             --
                                                                                      --------       --------       --------
       Net cash provided by (used in) investing activities .....................         3,816         (2,453)          (797)
                                                                                      --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net ................................            --             --            410
    Proceeds from exercise of stock options ....................................           757            717            503
    Proceeds from the issuance of subordinated debt ............................            --         24,000             --
    Repayment of subordinated debt .............................................            --        (23,000)            --
    Dividends paid .............................................................        (3,041)        (2,679)        (2,176)
    Purchase of treasury stock .................................................        (4,513)        (1,178)          (508)
    Other, net .................................................................            --             --             38
                                                                                      --------       --------       --------

       Net cash used in financing activities ...................................        (6,797)        (2,140)        (1,733)
                                                                                      --------       --------       --------

       Net (decrease) increase in cash and cash equivalents ....................        (2,045)           549          1,289
                                                                                      --------       --------       --------

CASH AND CASH EQUIVALENTS, beginning of year ...................................         2,625          2,076            787
                                                                                      --------       --------       --------

CASH AND CASH EQUIVALENTS, end of year .........................................      $    580       $  2,625       $  2,076
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

                                                                         Three months ended
                                                     -------------------------------------------------------
                                                     December 31    September 30     June 30        March 31
                                                     -----------    ------------    ---------       --------
                                                             (In Thousands, except for per share data)
2003
   Interest income ...............................     $  9,450       $  9,192       $  9,440       $  9,824
   Interest expense ..............................        2,877          2,987          3,105          3,275
   Net interest income ...........................        6,573          6,205          6,335          6,549
   Provision for loan and lease losses ...........          362          1,249            138            316
   Non-interest income ...........................        1,713          2,996          1,639          1,600
   Non-interest expense ..........................        5,183          5,694          5,658          5,490
   Income before income taxes ....................        2,741          2,258          2,178          2,343
   Net income ....................................     $  1,899       $  1,659       $  1,537       $  1,639

   Average common shares outstanding - basic .....        6,991          7,078          7,207          7,213
   Average common shares outstanding - diluted ...        7,427          7,516          7,669          7,664

Per share data
   Net income per common share - basic ...........     $   0.28       $   0.23       $   0.21       $   0.23
   Net income per common share - diluted .........         0.26           0.22           0.20           0.21

2002
   Interest income ...............................     $ 10,089       $ 10,443       $ 10,382       $ 10,119
   Interest expense ..............................        3,537          3,624          3,668          3,857
   Net interest income ...........................        6,552          6,819          6,714          6,262
   Provision for loan and lease losses ...........          335            223            217            221
   Non-interest income ...........................        2,015          1,466          1,746          1,964
   Non-interest expense ..........................        5,010          6,415          5,286          4,965
   Income before income taxes ....................        3,222          1,647          2,957          3,040
   Net income ....................................     $  2,203       $  1,177       $  2,039       $  2,094
   Average common shares outstanding - basic .....        7,194          7,203          7,215          7,214
   Average common shares outstanding - diluted ...        7,640          7,672          7,664          7,588

Per share data
   Net income per common share - basic ...........     $   0.31       $   0.16       $   0.28       $   0.29
   Net income per common share - diluted .........         0.30           0.15           0.27           0.27

               Report Of Independent Certified Public Accountants

To the Board of Directors and Shareholders
Greater Community Bancorp

      We have audited the accompanying consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
January 16, 2004

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A  CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

            The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this report has been made known to them in a timely manner.

      (b)   Changes in internal controls.

      There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers: Information required by Items 401, 405 and 406 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      Other Significant Employees: Not applicable.

      Family Relationships: John L. Soldoveri, Chairman Emeritus of the Company, is the father of Robert C. Soldoveri, a director of both the Company and GCB, and the uncle of Anthony M. Bruno, Jr., Chairman and CEO of the Company, GCB and BCB. C. Mark Campbell, a director, President and COO of the Company and President of BCB, is Mr. Bruno's brother-in-law.

      Involvement in Certain Legal Proceedings: Not applicable.

Item 11  EXECUTIVE COMPENSATION

      Information required by Item 402 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Security Ownership of Certain Beneficial Owners: Information required by
Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

      Changes in Control: Not applicable. The registrant knows of no contractual arrangements that may, at a future date, result in a change of control of the registrant.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by Item 404 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information required by Item 9(c) of Schedule 14A is contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

                                     PART IV

Item 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) This report includes financial statements for the Company's fiscal year ended December 31, 2003.

      (b)   Reports on Form 8-K.

                  On October 28, 2003, the Company filed Form 8-K reporting its earnings for the first nine months and third quarter of 2003.

                  On December 17, 2003, the Company filed Form 8-K reporting the declaration of a cash dividend of $0.11 per common share.

                  On January 23, 2004, the Company filed Form 8-K reporting its earnings for the year and fourth quarter of 2003.

      (c) Exhibits. An Exhibit Index has been filed as part of this Report on page E-1. Such Exhibit Index is incorporated herein by reference. The exhibits are being filed with the SEC but are not part of the annual report sent to stockholders.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Greater Community Bancorp


Date: March 15, 2004                   BY: /s/ Anthony M. Bruno, Jr.
                                               ---------------------------------
                                               Anthony M. Bruno, Jr.
                                               Chairman and Chief Executive
                                               Officer


Date: March 15, 2004                   BY: /s/ Naqi A. Naqvi
                                               ---------------------------------
                                               Naqi A. Naqvi
                                               Treasurer, Principal Financial
                                               Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 15, 2004                   BY: /s/ Anthony M. Bruno, Jr.
                                               ---------------------------------
                                               Anthony M. Bruno, Jr.
                                               Chairman of the Board


Date: March 15, 2004                   BY: /s/ Charles J. Volpe
                                               ---------------------------------
                                               Charles J. Volpe
                                               Director


Date: March 15, 2004                   BY: /s/ C. Mark Campbell
                                               ---------------------------------
                                               C. Mark Campbell
                                               President and Director


Date: March 15, 2004                   BY: /s/ Joseph A. Lobosco
                                               ---------------------------------
                                               Joseph A. Lobosco
                                               Director


Date: March 15, 2004                   BY: /s/ Alfred R. Urbano
                                               ---------------------------------
                                               Alfred R. Urbano
                                               Director


Date: March 15, 2004                   BY: /s/ Robert C. Soldoveri
                                               ---------------------------------
                                               Robert C. Soldoveri
                                               Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K
                   For the fiscal year ended December 31, 2003

                           Commission File No. 0-14294

                            Greater Community Bancorp

                                  Exhibit Index

      Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Greater Community Bancorp ("registrant") under the Securities Act of 1933, as amended, or to reports or registration statements filed by registrant under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. Registrant's Exchange Act filing number is 0-14294.

                                     Exhibit

No.                                Description

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

3.2 Bylaws of the Company as amended and restated effective May 15, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2001)

4.1 Junior Subordinated Indenture between the Company and Deutsche Bank Trust Company Americas as Trustee, dated May 24, 2002 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

4.4 Amended and Restated Trust among Greater Community Bancorp as Depositor, Deutsche Bank Trust Company Americas as Property Trustee, and Deutsche Bank Trust (Delaware) as Delaware Trustee, dated May 24, 2002 incorporated by reference to Exhibit 4.4 of Exhibits on Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

4.6 Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) dated May 24, 2002 (incorporated by reference to Exhibit 4.6 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

10.1 Employment Agreement of George E. Irwin dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999)

10.2 Employment Agreement of C. Mark Campbell dated July 31, 1998 (incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999)

10.3 Employment Agreement of Erwin D. Knauer dated July 1, 1999 (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 1999)

10.4        Executive Supplemental Retirement Income Agreement for George E.
            Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999)

10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank,
            C. Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

10.6 Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000)

10.7 Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors Adopted February 20, 2001 (incorporated by reference to
            Exhibit 10.7 to Form 10-K for the year ended December 31, 2000)

10.8 Amended Employment Agreement of George E. Irwin dated August 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 1, 2003)

21          Subsidiaries of Registrant

23          Consent of Grant Thornton LLP

31.1        Certification of Chief Executive Officer dated March 15, 2004

31.2        Certification of Chief Financial Officer dated March 15, 2004

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated March 15, 2004

                   MARKET AND DIVIDEND INFORMATION (unaudited)

      The Company's common stock was held by approximately 1,035 holders of record on December 31, 2003, and is traded on the NASDAQ National Market under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of stock dividends paid in 2003 (2.5%) and 2002 (5%).

                                                                        Cash
                                           Market Quotations          Dividends
                                      ----------------------------    ---------
                                        High                 Low      Declared
                                      --------            --------    ---------
      Year Ended December 31, 2002     $13.24              $10.68       $.079
         First Quarter                  15.24
         Second Quarter                 12.73                .098
         Third Quarter                  16.04               13.95        .098
         Fourth Quarter                 15.85               12.74        .098

      Year Ended December 31, 2003     $15.90              $15.70       $.098
         First Quarter
         Second Quarter                 17.16               16.72         .11
         Third Quarter                  16.47               16.12         .11
         Fourth Quarter                 17.22               16.79         .11

      The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. However, management does not expect any such restrictions to apply so long as the Company and the Bank Subsidiaries continue to operate profitably.

                             SHAREHOLDER INFORMATION

Annual Meeting                            Stock Transfer Agent

The annual meeting of shareholders of     Registrar and Transfer Company
Greater Community Bancorp will be held    Attn:  Investor Relations
on April 20, 2004 at 4:00 p.m. at the     10 Commerce Drive
offices of Greater Community Bank at      Cranford, NJ  07016-3572
55 Union Boulevard, Totowa, NJ.

Independent Accountant                    Counsel

Grant Thornton LLP                        Williams, Caliri, Miller & Otley, P.C.
Two Commerce Square                       1428 Route 23 N
2001 Market Street                        PO Box 995
Philadelphia, PA 19103-7080               Wayne, NJ 07474-0995