Form 10-Q
period 2004-03-31
GREATER COMMUNITY BANCORP
filed 2004-05-10
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
      |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to ________

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

      YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

      YES |X| NO |_|

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock $0.50 par value - 7,164,065 shares at April 22, 2004.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets at March 31, 2004 (unaudited)
     and December 31, 2003 .............................................    1

Consolidated Statements of Income (unaudited)
     Three months ended March 31, 2004 and 2003 ........................    2

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
     Three months ended March 31, 2004 and 2003 ........................    3

Consolidated Statements of Cash Flows (unaudited)
     Three months ended March 31, 2004 and 2003 ........................    4

Notes to Consolidated Financial Statements (unaudited) .................    5

Item 2 - Management's Discussion and Analysis of Financial

     Condition and Results of Operations ...............................    8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ....   14

Item 4 - Controls and Procedures .......................................   14

PART II - OTHER INFORMATION

Items 1 through 6 ......................................................   15

Signatures .............................................................   16

Exhibit Index ..........................................................   E-1

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data, unaudited)

                                                                                                     March 31,  December 31,
                                                                                                     ---------  ------------
ASSETS                                                                                                    2004          2003
                                                                                                     ---------  ------------
CASH AND DUE FROM BANKS - Non interest-bearing                                                       $  21,949     $  19,233
FEDERAL FUNDS SOLD                                                                                      48,300        10,000
                                                                                                     ---------     ---------
        Total cash and cash equivalents                                                                 70,249        29,233
DUE FROM BANKS - Interest-bearing                                                                        7,419         7,539
INVESTMENT SECURITIES - Available-for-sale                                                             144,328       152,513
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
      $3,665 and $2,712 as of March 31, 2004 and December 31, 2003, respectively)                        3,635         2,726
                                                                                                     ---------     ---------
                                                                                                       147,963       155,239
LOANS and LEASES                                                                                       528,338       524,546
  Less: Allowance for loan and lease losses                                                             (8,574)       (8,142)
      Unearned income                                                                                     (786)         (747)
                                                                                                     ---------     ---------
        Net loans and leases                                                                           518,978       515,657
PREMISES AND EQUIPMENT, net                                                                              7,399         7,545
ACCRUED INTEREST RECEIVABLE                                                                              3,002         2,635
OTHER REAL ESTATE OWNED                                                                                    825           824
BANK-OWNED LIFE INSURANCE                                                                               13,152        13,026
GOODWILL                                                                                                11,574        11,574
OTHER ASSETS                                                                                            11,444         9,853
                                                                                                     ---------     ---------
      TOTAL ASSETS                                                                                   $ 792,005     $ 753,125
                                                                                                     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Non interest-bearing                                                                               $ 153,861     $ 154,462
  Interest-bearing                                                                                     160,266       158,719
  Savings                                                                                              101,684       102,152
  Time Deposits less than $100                                                                         150,920       110,243
  Time Deposits $100 and over                                                                           45,302        35,137
                                                                                                     ---------     ---------
      Total deposits                                                                                   612,033       560,713

FHLB ADVANCES                                                                                           85,000        85,000
FEDERAL FUNDS PURCHASED                                                                                     --        15,700
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                                           7,921        10,047
ACCRUED INTEREST PAYABLE                                                                                 1,455         1,475
OTHER LIABILITIES                                                                                        7,792         5,620
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
  SUBORDINATED DEBT                                                                                     24,000        24,000
                                                                                                     ---------     ---------
      TOTAL LIABILITIES                                                                              $ 738,201     $ 702,555
                                                                                                     ---------     ---------
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,153,260 and
    7,004,966 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively        3,577         3,502
  Additional paid-in capital                                                                            43,154        41,788
  Retained earnings                                                                                      3,765         2,735
  Accumulated other comprehensive income                                                                 3,308         2,545
                                                                                                     ---------     ---------
    Total shareholders' equity                                                                          53,804        50,570
                                                                                                     ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 792,005     $ 753,125
                                                                                                     =========     =========

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                                 Three Months
                                                               Ending March 31,
                                                              ------------------
                                                                2004        2003
                                                              ------      ------

INTEREST INCOME:
    Loans and leases, including fees                          $8,367      $7,859
    Investment securities                                      1,486       1,826
    Federal funds sold and deposits with banks                   100         139
                                                              ------      ------
       Total interest income                                   9,953       9,824
                                                              ------      ------
INTEREST EXPENSE:
    Deposits                                                   1,325       1,652
    Short-term borrowings                                      1,150       1,113
    Long-term borrowings                                         507         510
                                                              ------      ------
       Total interest expense                                  2,982       3,275
                                                              ------      ------

NET INTEREST INCOME                                            6,971       6,549

PROVISION FOR LOAN AND LEASE LOSSES                              361         316
                                                              ------      ------
       Net interest income after provision for loan
           and lease losses                                    6,610       6,233

NON-INTEREST INCOME:
    Service charges on deposit accounts                          704         620
    Other commission and fees                                    225         154
    Fee income on mortgage loans sold                             11         138
    Gain on sale of investment securities                        289         289
    Gain on sale of leases                                         1           3
    Bank owned life insurance                                    126         153
    All other income                                             204         243
                                                              ------      ------
       Total non-interest income                               1,560       1,600

NON-INTEREST EXPENSES:
     Salaries and employee benefits                            3,153       2,961
     Occupancy and equipment                                     889         862
     Regulatory, professional and other fees                     506         565
     Computer services                                           142         109
     Office expenses                                             301         302
     Other operating expenses                                    579         691
                                                              ------      ------
       Total non-interest expenses                             5,570       5,490
                                                              ------      ------

INCOME BEFORE PROVISION FOR INCOME TAXES                       2,600       2,343
                                                              ------      ------

PROVISION FOR INCOME TAXES                                       781         704
                                                              ------      ------

NET INCOME                                                    $1,819      $1,639
                                                              ======      ======

Weighted Average Shares outstanding - Basic                    7,046       7,213
                                                              ======      ======

Weighted Average Shares outstanding - Diluted                  7,397       7,664
                                                              ======      ======

Net income per share - Basic                                  $ 0.26      $ 0.23
                                                              ======      ======

Net income per share - Diluted                                $ 0.25      $ 0.21
                                                              ======      ======

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

Three months ended March 31, 2004

                                                                                      Accumulated
                                                         Additional                      Other          Total
                                           Common         Paid-in        Retained    Comprehensive   Shareholders'  Comprehensive
                                            Stock         Capital        Earnings        Income         Equity          Income
                                         ----------------------------------------------------------------------------------------
Balance, January 1, 2004                   $ 3,502        $41,788        $ 2,735         $ 2,545        $50,570              --
  Net income                                                               1,819                          1,819         $ 1,819
  Exercise of stock options                     75          1,366                                         1,441
  Cash dividends of $0.11 per share                                         (789)                          (789)
  Other comprehensive income,
    net of reclassification
    adjustments and taxes                                                                    763            763             763
                                                                                                                        -------
  Total comprehensive income                                                                                            $ 2.582
                                                                                                                        -------
  Retirement of treasury stock                  --             --             --              --             --
                                           -------        -------        -------         -------        -------
Balance, March 31, 2004                    $ 3,577        $43.154        $ 3,765         $ 3.308        $53,804
                                           -------        -------        -------         -------        -------

Three months ended March 31, 2003

                                                                                      Accumulated
                                                         Additional                      Other          Total
                                           Common         Paid-in        Retained    Comprehensive   Shareholders'  Comprehensive
                                            Stock         Capital        Earnings        Income         Equity          Income
                                         ----------------------------------------------------------------------------------------
Balance, January 1, 2003                   $ 3,511        $42,856        $ 1,721         $ 3,410        $51,498              --
  Net income                                                               1,639                          1,639         $ 1,639
  Exercise of stock options                     23            392                                           415
  Cash dividends of $0.10 per share                                         (705)                          (705)
  Other comprehensive loss, net of
    reclassification adjustments
    and taxes                                                                               (691)          (691)           (691)
                                                                                                                        -------
  Total comprehensive income                                                                                            $   948
                                                                                                                        -------
  Retirement of treasury stock                 (20)          (660)            --              --           (680)
                                           -------        -------        -------         -------        -------
Balance, March 31, 2003                    $ 3.514        $42.588        $ 2,655         $ 2.719        $51,476
                                           -------        -------        -------         -------        -------

                (See notes to Consolidated Financial Statements)

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                         2004        2003
                                                                                     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $  1,819    $  1,639
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          314         322
   Amortization of premium on securities, net                                             245         726
   Gains on sales of leases                                                                (1)         --
   Gains on sales of securities, net                                                     (289)       (289)
   Provision for loan and lease losses                                                    361         316
   Increase in accrued interest receivable                                               (367)       (259)
   Increase in Bank owned life insurance and other assets                              (1,717)     (1,082)
   Increase in accrued interest and other liabilities                                   2,152         869
                                                                                     --------    --------
        Net cash provided by operating activities                                       2,517       2,242
                                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Available-for-sale investment securities
   Purchases                                                                           (5,580)    (47,359)
   Sales                                                                                  759         209
   Maturities                                                                          13,453      36,941
 Held-to-maturity investment securities
   Purchases                                                                             (912)         --
 Maturities and principal paydowns                                                          3         113
 Net decrease (increase) in interest-bearing deposits with banks                          120      (2,649)
 Net decrease (increase) in loans                                                      (3,321)      4,812
 Capital expenditures, net                                                               (168)       (223)
 (Increase) decrease in Real Estate Owned                                                  (1)         --
                                                                                     --------    --------
        Net cash provided by (used in) investing activities                             4,353      (8,156)
                                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                                                      51,320      15,892
 (Decrease) in federal funds purchased and securities sold under
   agreement to repurchase                                                            (17,826)       (433)
 Dividends paid                                                                          (789)       (705)
 Proceeds from exercise of stock options                                                1,441         415
 Purchase of treasury stock                                                                --        (680)
 Other, net                                                                                --          (7)
                                                                                     --------    --------
        Net cash provided by financing activities                                      34,146      14,482
                                                                                     --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            $ 41,016    $  8,568
                                                                                     --------    --------

CASH AND CASH EQUIVALENTS, beginning of the period                                   $ 29,233    $ 37,133
                                                                                     --------    --------

CASH AND CASH EQUIVALENTS, end of the period                                         $ 70,249    $ 45,701
                                                                                     ========    ========

                (See notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at March 31, 2004, the consolidated results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2003. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

DIVIDEND

On March 16, 2004, the Company's Board of Directors declared a cash dividend of
11.0 cents ($0.11) per share on the Company's common stock. The record date of the dividend was April 15, 2004 and the payment date was April 30, 2004.

EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share of $0.25 and $0.21 for the three-month periods ended March 31, 2004 and 2003, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely, stock options.

                                                                             For the Quarter Ended March 31, 2004
                                                                         -------------------------------------------
                                                                              Income          Shares       Per Share
                                                                         (Numerator)   (Denominator)          Amount
                                                                         -----------   -------------      ----------
Basic EPS
Net income available to common stockholders                                   $1,819           7,046          $ 0.26

Effect of Dilutive Securities
Stock options                                                                     --             351           (0.01)
                                                                              ------          ------          ------

Diluted EPS
Net income available to common stockholders plus assumed conversions          $1,819           7,397          $ 0.25
                                                                              ======          ======          ======


                                                                             For the Quarter Ended March 31, 2003
                                                                         -------------------------------------------
                                                                              Income          Shares       Per Share
                                                                         (Numerator)   (Denominator)          Amount
                                                                         -----------   -------------      ----------
Basic EPS
Net income available to common stockholders                                   $1,639           7,213          $ 0.23

Effect of Dilutive Securities
Stock options                                                                     --             451           (0.02)
                                                                              ------          ------          ------

Diluted EPS
Net income available to common stockholders plus assumed conversions          $1,639           7,664          $ 0.21
                                                                              ======          ======          ======

LOANS

The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments.

                                                                                March 31,    December 31,
                                                                                     2004            2003
                                                                                ---------    ------------
Nonaccrual loans and leases                                                        $2,262          $2,010
Renegotiated loans                                                                    240             252
                                                                                   ------          ------
  Total nonperforming loans and leases                                             $2,502          $2,262
                                                                                   ======          ======

Loans past due 90 days and accruing                                                $  537          $  313
                                                                                   ======          ======
Gross interest income which would have been recorded under original terms          $   80          $  104
                                                                                   ======          ======

The balance of impaired loans was $2.4 million and $2.1 million at March 31, 2004 and December 31, 2003, respectively. The Company's banking subsidiaries have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $456,000 and $455,000 for the two periods respectively.

STOCK OPTIONS

At March 31, 2004, the Company has four stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation has been recognized for the plans in 2004 and 2003. In addition, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee and director compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                             2004          2003
                                                                   --------------    ----------
Net income                                           As reported          $ 1,819       $ 1,639
Less: stock-based compensation costs  determined
  under fair value-based method for all awards                                (61)          (64)
                                                                          -------       -------
                                                      Pro forma           $ 1,758       $ 1,575
                                                                          =======       =======
Earnings per share of common stock - basic           As reported          $  0.26       $  0.23
                                                      Pro forma           $  0.25       $  0.22
Earnings per share of common stock-diluted           As reported          $  0.25       $  0.22
                                                      Pro forma           $  0.24       $  0.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004: dividend yields of 2.5%; expected volatility of 34%; risk-free interest rates of 5.82%; and expected lives of five and ten years. The Company granted 10,000 stock options during the three-month period ended March 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS
Off Balance Sheet Guarantees

The Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has issued financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2003.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of March 31, 2004 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of March 31, 2004, the Company has not acquired any new variable interest entities.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after September15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No.150 after May 31, 2003. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition as of March 31, 2004 and the results of operations for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003, and the other information therein. The consolidated balance sheet as of March 31, 2004 and the statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2004. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2003.

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

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss in the event of default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolios. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company. At the end of 2001 it filed a declaration to be designated as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Subsidiary Banks.

The Company is a diversified financial services company operating commercial and retail banking, brokerage services, and equipment leasing businesses that provide products and services primarily in the Company's geographic markets in northern counties of New Jersey. Through Highland Capital Corp., one of the Company's wholly-owned non-bank subsidiaries, the Company is also engaged in the business of leasing equipment to small and mid-size businesses on a national basis.

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and non-banks compete for customers with a broad array of banking, investments and capital market products. Despite the challenges and competition, our key strengths of service and local delivery continue to attract high-quality business to our Company.

The Company continues to meet these challenges by providing highly focused personalized customer service, which provides a basis for differentiation in today's environment where banks and other financial service providers target the same customer. The Company is enthusiastic about future business opportunities with its business model introduced in 2003 - one highly focused on building relationships and strengthening its asset position in the commercial market. The Company's funding strategy, based on remixing of deposits toward lower cost core deposits, continues to be successful.

The Company's expansion of its branch network into Morris County, New Jersey was well received and encourages its further expansion into that county. The Company will continue to seek additional opportunities for expansion into other North Jersey communities.

Earnings Summary

Net income for the first three months of 2004 was $1.8 million or $0.25 per diluted share, a 19.0% increase in net income per diluted share from $1.6 million or $0.21 per diluted share earned in the first three months of 2003.

The increase in net income for the most recent three-month period primarily reflects an increase in interest income on loans and leases relating to a prepayment penalty recorded during the quarter.

Net Interest Income

Net interest income for the three months ended March 31, 2004 increased by $422,000 or 6.4% to $7.0 million compared to the three months ended March 31, 2003. Total interest income for the period increased by $129,000 to $10.0 million while the total interest expense decreased by $293,000 to $3.0 million. Among the earning assets, interest on loans and leases increased by $508,000 due to an increase in the average loans and leases outstanding for the period coupled with receipt of a prepayment penalty of $200,000. Interest income on investment securities decreased by $340,000 largely due to a decline in average investment securities during this period compared to the same period in the prior year. Interest on federal funds sold and deposits with other banks decreased by $39,000 primarily due to a decline in deposits with other banks.

Interest paid on deposits for the three months ended March 31, 2004 declined by $327,000 due to declining yields when compared to the same period in the prior year. Interest paid on short-term borrowings increased moderately.

The Company's net interest margin for the three-month period ended March 31, 2004, was almost unchanged compared to the same period in the prior year. However, the margin improved by 11 basis points when compared to the fourth quarter of 2003.

The following table reflects the components of net interest income for the three months ended March 31, 2004 and 2003.

                                                                        For the Quarters Ended March 31,
                                                   -------------------------------------------------------------------------
                                                                  2004                                  2003
                                                   -----------------------------------    ----------------------------------
                                                    Average      Interest     Average     Average      Interest    Average
                                                    Balance    Earned/Paid  Yield/Rate    Balance    Earned/Paid  Yield/Rate
                                                   ---------   -----------  ----------    -------    -----------  ----------
ASSETS
Earning Assets:
Investment securities                               $153,303     $  1,486        3.93%    $197,759     $  1,826        3.74%
Due from banks - interest-bearing                      7,640           49        2.60%      10,555           68        2.61%
Federal funds sold                                    20,713           51        0.98%      22,542           71        1.26%
Loans                                                532,258        8,367        6.38%     443,103        7,859        7.19%
                                                    --------     --------                 --------     --------
    Total earning assets                             713,914        9,953        5.58%     673,959        9,824        5.86%
Less: Allowance for loan and lease losses             (8,349)          --                   (7,461)          --
    Unearned income - loans                           (4,560)          --                     (746)          --
All other assets                                      66,938           --                   61,402           --
                                                    --------     --------                 --------     --------
    Total assets                                    $767,943     $  9,953                 $723,492     $  9,824
                                                    ========     ========                 ========     ========

LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing Liabilities:
  Savings and interest-bearing deposits             $256,845     $    312        0.49%    $251,155     $    618        1.00%
  Time deposits                                      170,703        1,013        2.41%     159,290        1,034        2.63%
  Federal funds and short-term borrowings            104,910        1,150        4.45%      93,181        1,113        4.84%
  Trust preferred securities                          24,000          507        8.45%      24,000          510        8.50%
                                                    --------     --------                 --------     --------
    Total interest-bearing liabilities               556,457        2,982        2.17%     527,626        3,275        2.52%

Non interest-bearing deposits                        152,001           --                  136,675           --
Other liabilities                                      7,123           --                    7,338           --
Shareholders' equity                                  52,361           --                   51,853           --
                                                    --------     --------                 --------     --------
      Total liabilities and shareholders' equity    $767,943     $  2,982                 $723,492     $  3,275
                                                    ========     ========                 ========     ========

NET INTEREST INCOME                                              $  6,971                              $  6,549
                                                                 ========                              ========
NET INTEREST MARGIN                                                              3.91%                                 3.89%
                                                                             ========                              ========

Other Income

Non-interest income continues to represent a considerable source of income for the Company, constituting 22% of net interest income for the three months ended March 31, 2004. Non-interest income decreased by $40,000 for the period ended March 31, 2004 compared to the same period in the prior year. Service charges on deposits and other commission and fees showed strong growth compared to the same period in 2003, increasing by $84,000 and $71,000 respectively, while fee income on mortgages sold decreased by $127,000 primarily as a result of a decline in mortgage refinancing activity.

Other Expenses

Total other expenses totaled $5.6 million, reflecting a moderate increase of $80,000 for the three months ended March 31, 2004 compared to the same period in 2003. The largest component of other expenses, salaries and employee benefits, accounted for an increase of $192,000 or 6.5% reflecting rising health care costs coupled with annual compensation adjustments. Regulatory, professional and other fees declined moderately. Other operational expenses decreased $112,000 as the Company continues to monitor and control its spending.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2004 increased by $45,000 to $361,000 compared to the same period in 2003. The increase is primarily due to the increase in average loan and lease portfolio compared to the same period in 2003.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004 was $781,000, or an effective rate of 30.0%, an increase of $77,000 over the three months ended March 31, 2003.

FINANCIAL CONDITION

ASSETS

Between December 31, 2003 and March 31, 2004 total assets increased by $38.9 million to $792.0 million. The increase is primarily attributable to growth in time deposits of the Subsidiary Banks.

Loans and Leases,  Asset Quality and Allowance for Loan and Lease Losses

Gross Loans and Leases

Gross loans and leases increased from December 31, 2003 to March 31, 2004 by $4.0 million to $528.3 million. The increase resulted primarily from internal growth particularly in nonresidential real estate, construction loans and lease financing receivables.

The following table reflects the composition of the gross loan portfolio as of March 31, 2004 and December 31, 2003:

                                                                    March 31, 2004   December 31, 2003
                                                                    --------------   -----------------
      Loans secured by one-to-four-family residential properties          $145,459            $148,121
      Loans secured by multi-family residential properties                  10,638              11,619
      Loans secured by nonresidential properties                           260,470             260,318
      Loans to individuals                                                   5,940               5,686
      Commercial loans                                                      38,967              37,532
      Construction loans                                                    38,301              37,640
      Lease financing receivables                                           27,919              23,181
      Other loans                                                              644                 449
           Total gross loans and leases                                   --------            --------
                                                                          $528,338            $524,546
                                                                          ========            ========

Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases, loans past due 90 days and accruing and other real estate owned (OREO). At March 31, 2004, nonperforming loans totaled $2.5 million or 0.47% of total gross loans, an increase of 4 basis points from the level reported at December 31, 2003. Of the total nonperforming loans, nonaccruing loans accounted for $2.3 million or 0.43% of total loans, as compared to $2.0 million or 0.38% of total loans at December 31, 2003. Loans past due 90 days or more and still accruing at March 31, 2004 increased $224,000 to $537,000 compared to $313,000 at December 31, 2003.

Management believes the asset quality remains sound, although non-performing assets have increased moderately, keeping pace with the overall growth in the loan and lease portfolio. However, the Company maintains adequate reserves and believes that additional reserves are not required. Management will continue to monitor the loan and lease portfolios closely.

The following table sets forth the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated. All of such assets were domestic assets since the Company had no foreign loans.

                                                            March 31, 2004    December 31, 2003
                                                            --------------    -----------------

      Nonaccruing loans and leases                                  $2,262               $2,010
      Renegotiated loans                                               240                  252
                                                                    ------               ------
            Total nonperforming loans and leases                     2,502                2,262
      Loans past due 90 days and accruing                              537                  313
      Other real estate owned                                          825                  824
                                                                    ------               ------
            Total nonperforming assets                              $3,864               $3,399
                                                                    ======               ======

Nonperforming loans and leases to total gross loans                   0.47%                0.43%
Nonperforming assets to total gross loans and other
  real estate owned                                                   0.58%                0.49%
Nonperforming assets to total assets                                  0.49%                0.45%
Allowance for loan and lease losses to nonperformingloans           342.69%              359.95%


For the quarters ended March 31, 2004 and 2003, gross interest income of $126,000 and $56,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

Impaired Loans

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

As of the dates indicated, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                       March 31,      December 31,
                                            2004              2003
                                       ---------      ------------
      Impaired loans
           Recorded investment            $2,364            $2,100
           Valuation allowance               456               455

This valuation allowance is included in the allowance for loan losses on the Company's Consolidated Balance Sheets.

The average recorded investment in impaired loans for the three-month period ended March 31, 2004 was $1.9 million compared to $2.5 million at December 31, 2003.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $114,000 for the three-month period ended March 31, 2004.

Analysis of the Allowance for Loan and Lease Losses

Between December 31, 2003 and March 31, 2004, the allowance for loan and lease losses increased $432,000 to $8.6 million. The allowance constituted 1.63% and 1.55% of gross loans on March 31, 2004 and December 31, 2003, respectively. The provision for loan and lease losses added $361,000 for the three-month period, while net recoveries were $72,000. Management believes the allowance for loan losses at March 31, 2004 of $8.6 million or 282% of nonperforming assets is adequate.

The following table represents transactions affecting the allowance for loan and lease losses during the three-month periods ended March 31, 2004 and 2003.

                                                                            2004                2003
                                                                         -------              ------
      Balance at beginning of year                                       $ 8,142              $7,298
      Charge-offs:
        Commercial                                                            --                   7
        Lease financing receivables                                           65                  81
        Installment loans to individuals                                      --                   3
        Credit cards and related plans                                         4                  --
                                                                         -------              ------
                                                                              69                  91

      Recoveries:
        Commercial                                                           114                  34
        Lease financing receivables                                           18                  --
        Installment loans to individuals                                       2                  38
        Credit cards and related plans                                         6                   4
                                                                         -------              ------
                                                                             140                  76
                                                                         -------              ------

      Net charge-offs (recoveries)                                           (71)                 15
      Provision charged to operations                                        361                 316
                                                                         -------              ------

      Balance at end of period, March 31                                 $ 8,574              $7,599
                                                                         =======              ======
      Ratio of net (recoveries) charge-offs during the three-
        month period to average loans and leases
        outstanding during the period                                      (0.01%)              0.00%

Investment Securities

Securities decreased by a net amount of $7.3 million from December 31, 2003 to March 31, 2004. The decrease resulted primarily from $6.5 million of purchases of additional securities being more than offset by $14.2 million in prepayments, maturities and sales during the three-month period. The decrease reflects an $8.3 million decrease in securities available for sale partially offset by a $1.0 million increase in securities held to maturity.

Cash

Cash and cash equivalents increased by $41.0 million (143%) to $70.2 million between December 31, 2003 and March 31, 2004. Such increase is a result of an increase of $51.3 million in total deposits partially offset by a decrease in federal funds purchased.

LIABILITIES

Between December 31, 2003 and March 31, 2004, total liabilities increased by $35.6 million to $738.2 million. The increase is primarily attributable to a $51.3 million increase in total deposits coupled with a $15.7 million decrease in federal funds purchased.

Deposits

Total deposits increased by $51.3 million to $612.0 million. Such increase is primarily attributable to a deposit promotion initiative to raise time deposits with varying maturities.

Liquidity

The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years the Company has been liquid and its liquidity has been sufficient to meet loan demand and the possible outflow of deposits.

Sources of liquidity at March 31, 2004 totaled $225.6 million or 28% of total assets, consisting of investment securities, cash and cash equivalents and interest-bearing due from banks.

As of March 31, 2004, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported at December 31, 2003.

Capital Adequacy, Regulatory Capital Ratios and Dividends

The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking and Insurance (Department). Such regulators have promulgated risk-based capital guidelines that require the Company and the Subsidiary Banks to meet those guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices (risk-adjusted assets).

Total shareholders' equity of $53.8 million at March 31, 2004 was 6.8% of total assets, an increase of $3.2 million compared with $50.6 million or 6.7% of total assets at December 31, 2003. Such increase is primarily attributable to an increase in retained earnings and issuance of stock during the three-month period. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at March 31, 2004:

                                                                                                   To Be Well-Capitalized
                                                                                                        Under Prompt
                                                                               For Capital            Corrective Action
                                                         Actual             Adequacy Purposes            Provisions
                                                  --------------------     --------------------    ----------------------
                                                   Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                  --------    --------     --------    --------    -----------  ----------
      Total capital (to risk-weighted assets)
      Greater Community Bancorp                   $ 72,041       12.11%    $ 47,581        8.00%         N/A         N/A
      Greater Community Bank                        37,136       10.26       28,949        8.00     $ 36,187       10.00%
      Bergen Commercial Bank                        19,823       10.00       15,852        8.00       19,815       10.00
      Rock Community Bank                            5,612       19.17        2,342        8.00        2,928       10.00
      Tier 1 capital (to risk-weighted assets)
      Greater Community Bancorp                     55,754        9.37       23,790        4.00          N/A         N/A
      Greater Community Bank                        32,597        9.01       14,475        4.00       21,712        6.00
      Bergen Commercial Bank                        17,346        8.75        7,926        4.00       11,889        6.00
      Rock Community Bank                            5,244       17.91        1,171        4.00        1,757        6.00
      Tier 1 capital (to average assets)
      Greater Community Bancorp                     55,754        7.37       30,255        4.00          N/A         N/A
      Greater Community Bank                        32,597        6.81       19,139        4.00       23,924        5.00
      Bergen Commercial Bank                        17,346        7.39        9,384        4.00       11,730        5.00
      Rock Community Bank                            5,244       14.43        1,454        4.00        1,817        5.00

For the last two quarters of 2003 and the first quarter of 2004 the Company declared cash dividends at the rate of $0.11 per share, or an annual rate of $0.44 per share. The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue its current dividend policy of quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. However, in all of the year 2003 and during the first part of 2004, the Company, along with other financial institutions, has experienced a stable rate environment. The Company's recent decision to retain the leases in the portfolio at Highland Capital Corp., its small-ticket equipment leasing and financing subsidiary, is having a negative impact on current earnings but the impact should be favorable over the longer term. Because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

The Company's interest rate risk profile is positioned in such a way that a possible increase in interest rates will positively impact the results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2003 Form 10-K filed with Securities and Exchange Commission.

Item 4 - Controls and Procedures

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

(b) Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date

PART II - OTHER INFORMATION

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders for 2004 (the "2004 Annual Meeting") on April 20, 2004. The only business before the 2004 Annual Meeting was the election of Directors.

      In accordance with the nominations described in the Company's definitive 2004 Proxy Statement filed with the Securities and Exchange Commission, both of the nominees were elected as directors for three-year terms expiring in 2007 and until the election and qualification of their respective successors. The voting was as follows:

          Name of Nominee          Votes for         Votes Withheld
          ---------------          ---------         --------------
          Anthony M. Bruno, Jr.    5,414,790             70,091
          Alfred R. Urbano         5,417,810             67,071

      The names of the Company's other Directors whose terms of office as Director continued after the 2004 Annual Meeting (and the year in which their respective terms will expire) are as follows: C. Mark Campbell
      (2005), Joseph A. Lobosco (2005); Robert C. Soldoveri (2005); Charles J. Volpe (2005); M.A. Bramante (2006); William T. Ferguson (2006); and David Waldman (2006).

Item 5 - Other information

     Executive Supplemental Retirement Income Plan. During the first quarter of 2004 the Company's principal bank subsidiary, Greater Community Bank (GCB), entered into an agreement captioned "Executive Supplemental Retirement Income Agreement" ("ESRIA") with Anthony M. Bruno, Jr. The Company joined in the ESRIA as a guarantor of GCB's obligations to Mr. Bruno. The ESRIA is effective as of February 1, 2004.

     The ESRIA is a non-qualified retirement plan designed to provide Mr. Bruno with various benefits. The primary benefit is an annual retirement benefit that has been actuarially determined, for purposes of funding the plan, to be $111,989 for 15 years commencing at age 65. In the event of Mr. Bruno's death before attaining age 65, his beneficiary will receive a death benefit commencing thirty days after his death. In the event of Mr. Bruno's death after payments have commenced, his beneficiary will continue to receive benefits for the remainder of the 15-year period. If a change in control occurs, Mr. Bruno will be entitled to his full benefit commencing at his normal benefit age. The ESRIA also provides pre-retirement benefits and disability benefits.

     Mr. Bruno's benefits under the ESRIA are partially offset by the benefits already payable to him under a Directors Emeritus Plan implemented by Bergen Commercial Bank in February of 1999.

     The plan is considered an unfunded plan for tax and ERISA purposes. A secular trust, of which Mr. Bruno is the grantor, was implemented in conjunction with the ESRIA. GCB makes annual contributions to Mr. Bruno's trust equal to the required GAAP expense accrual from GCB's general assets. For the year ended December 31, 2004, GCB's incremental expense under the ESRIA is approximately $68,660 to fund the difference between Mr. Bruno's total ESRIA benefits and the benefits funded by Bergen Commercial Bank under its Directors Emeritus Plan.

     A conformed copy of the ESRIA with Mr. Bruno is being filed with this quarterly report as Exhibit 10.9.


Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits.

                  An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

      (b)   Reports on Form 8-K.

                  On January 23, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the earnings for the fourth quarter and for the year 2003.

                  On March 19, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the announcement of 11.0 cents per share cash dividend.

                  On March 23, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the change in the external accountants.

                  On April 23, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the earnings for the first quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Greater Community Bancorp (registrant)


Date: May 7, 2004          BY: /s/ Naqi A. Naqvi
                                   ----------------------------------------
                                   Naqi A. Naqvi
                                   Senior Vice President, Treasurer & CFO
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)

         -------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q
                      For the quarter ended March 31, 2004

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

10.8 Amended Employment Agreement of George E. Irwin dated August 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 1, 2003)

10.9 Executive Supplemental Retirement Income Agreement for Anthony M. Bruno dated as of February 1, 2004 among Greater Community Bank, Anthony M. Bruno and Greater Community Bancorp (as guarantor).

31.1     Certification of Chief Executive Officer dated May 7, 2004

31.2     Certification of Chief Financial Officer dated May 7, 2004

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated May 7, 2004