Form 10-Q/A
period 2004-03-31
GREATER COMMUNITY BANCORP
filed 2004-05-21
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                               (AMENDMENT No. 1)

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

                                EXPLANATORY NOTE
                                ----------------

GREATER COMMUNITY BANCORP IS FILING THIS AMENDMENT ON FORM 10-Q/A IN ORDER TO REVISE THE LANGUAGE OF THE CERTIFICATIONS OF TWO EXECUTIVE OFFICERS FILED AS
EXHIBIT 31.1 AND 31.2. EXCEPT FOR SUCH CHANGES, THERE HAVE BEEN NO CHANGES TO THIS REPORT.




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

                        Greater Community Bancorp (registrant)


Date: May 21, 2004         BY: /s/ Naqi A. Naqvi
                                   ----------------------------------------
                                   Naqi A. Naqvi
                                   Senior Vice President, Treasurer & CFO
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)

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