Form 10-Q
period 2004-06-30
GREATER COMMUNITY BANCORP
filed 2004-08-09
CIK 773845

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 2004
                                     ---------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ______________ to ______________


      Commission file number    0-14294
                            --------------------------


                            Greater Community Bancorp
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New Jersey                          22-2545165
         ------------------------------           -------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)


     55 Union Boulevard, Totowa, New Jersey              07512
     --------------------------------------             --------
   (Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code    (973) 942-1111
                                                        -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES [X]     NO [_]


 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

   YES [X]     NO [_]


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock $0.50 par value - 7,369,441 shares at August 2, 2004.

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE
                                                                        ----
PART I  -  FINANCIAL INFORMATION

Item  1  -  Financial Statements

Consolidated Balance Sheets at June 30, 2004 (unaudited)
   and December 31, 2003................................................   1

Consolidated Statements of Income (unaudited)
   Three and Six months ended June 30, 2004 and 2003....................   2

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
   Six months ended June 30, 2004 and 2003..............................   3

Consolidated Statements of Cash Flows (unaudited)
   Six months ended June 30, 2004 and 2003..............................   4

Notes to Consolidated Financial Statements (unaudited)..................   5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....  15

Item 4 - Controls and Procedures........................................  16


PART II  - OTHER INFORMATION

Items 1 through 6.......................................................  17

Signatures..............................................................  18

Exhibit Index........................................................... E-1

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                  (unaudited)
                                                                                     June 30,   December 31,
ASSETS                                                                                 2004        2003
                                                                                   ----------   ---------
CASH AND DUE FROM BANKS - Non interest-bearing                                     $  27,547   $  19,233
FEDERAL FUNDS SOLD                                                                    37,200      10,000
                                                                                   ---------   ---------
      Total cash and cash equivalents                                                 64,747      29,233
DUE FROM BANKS - Interest-bearing                                                      6,456       7,539
INVESTMENT SECURITIES - Available-for-sale                                           139,730     152,513
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
        $3,615 and $2,712 as of June 30,2004 and December 31, 2003, respectively)      3,635       2,726
                                                                                   ---------   ---------
                                                                                     143,365     155,239
LOANS and LEASES, net of unearned income                                             544,347     523,799
  Less:  Allowance for loan and lease losses                                          (8,610)     (8,142)
                                                                                   ---------   ---------
      Net loans and leases                                                           535,737     515,657
PREMISES AND EQUIPMENT, net                                                            7,447       7,545
ACCRUED INTEREST RECEIVABLE                                                            2,670       2,635
OTHER REAL ESTATE OWNED                                                                  849         824
BANK-OWNED LIFE INSURANCE                                                             14,277      13,026
GOODWILL                                                                              11,574      11,574
OTHER ASSETS                                                                          12,810       9,853
                                                                                   ---------   ---------
     TOTAL ASSETS                                                                  $ 799,932   $ 753,125
                                                                                   =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing                                                            $ 162,873   $ 154,462
   Interest-bearing                                                                  178,186     158,719
   Savings                                                                           100,995     102,152
   Time deposits less than $100                                                      147,556     110,243
   Time Deposits $100 and over                                                        33,395      35,137
                                                                                   ---------   ---------
      Total deposits                                                                 623,005     560,713

FHLB ADVANCES                                                                         85,000      85,000
FEDERAL FUNDS PURCHASED                                                                   --      15,700
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                         8,171      10,047
ACCRUED INTEREST PAYABLE                                                               1,514       1,475
OTHER LIABILITIES                                                                      5,800       5,620
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
  SUBORDINATED DEBT                                                                   24,000      24,000
                                                                                   ---------   ---------
      TOTAL LIABILITIES                                                            $ 747,490   $ 702,555
                                                                                   ---------   ---------
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,369,441 and 7,180,090 shares issued and outstanding
   at June 30, 2004 and December 31, 2003, respectively                                3,685       3,502
  Additional paid-in capital                                                          45,983      41,788
  Retained earnings                                                                    2,141       2,735
  Accumulated other comprehensive income                                                 633       2,545
                                                                                   ---------   ---------
  Total shareholders' equity                                                          52,442      50,570
                                                                                   ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 799,932   $ 753,125
                                                                                   ---------   ---------

               (See notes to Consolidated Financial Statements)

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data, unaudited)

                                                       Three Months            Six Months
                                                      Ending June 30,        Ending June 30
                                                   -------------------    --------------------
                                                      2004        2003        2004        2003
                                                   -------     -------    --------    --------
INTEREST INCOME:
    Loans and leases                               $ 8,204     $ 7,672    $ 16,495    $ 15,483
    Investment securities                            1,338       1,611       2,824       3,437
    Federal funds sold and deposits with banks         163         114         263         253
                                                   -------     -------    --------    --------
    Total interest income                            9,705       9,397      19,582      19,173
                                                   -------     -------    --------    --------
INTEREST EXPENSE:
    Deposits                                         1,502       1,476       2,827       3,126
    Short-term borrowings                            1,113       1,122       2,263       2,235
    Long-term borrowings                               507         507       1,014       1,016
                                                   -------     -------    --------    --------
    Total interest expense                           3,122       3,105       6,104       6,377
                                                   -------     -------    --------    --------
NET INTEREST INCOME                                  6,583       6,292      13,478      12,796
                                                   -------     -------    --------    --------
PROVISION FOR LOAN AND LEASE LOSSES                    356         138         717         454
                                                   -------     -------    --------    --------
    Net interest income after provision for loan
        and lease losses                             6,227       6,154      12,761      12,342
                                                   -------     -------    --------    --------
NON-INTEREST INCOME:
    Service charges on deposit accounts                725         702       1,429       1,322
    Other commission and fees                          158         153         382         308
    Loan fee income                                    108         201         186         389
    Gain on sale of investment securities              530         214         819         504
    Gain on sale of leases                               1          39           2          42
    Bank owned life insurance                          126         151         251         304
    All other income                                   213         219         419         457
                                                   -------     -------    --------    --------
    Total non-interest income                        1,861       1,679       3,488       3,326
NON-INTEREST EXPENSES:
     Salaries and employee benefits                  3,152       3,044       6,305       6,005
     Occupancy and equipment                           873         856       1,817       1,771
     Regulatory, professional and other fees           488         671         995       1,291
     Computer services                                 139         135         281         246
     Office expenses                                   295         347         595         670
     Other operating expenses                          537         601       1,051       1,163
                                                   -------     -------    --------    --------
    Total non-interest expenses                      5,484       5,654      11,044      11,146
                                                   -------     -------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES             2,604       2,179       5,205       4,522
                                                   -------     -------    --------    --------

PROVISION FOR INCOME TAXES                             769         642       1,551       1,346
                                                   -------     -------    --------    --------

NET INCOME                                         $ 1,835     $ 1,537    $  3,654    $  3,176
                                                   =======     =======    ========    ========

Weighted Average Shares outstanding - Basic          7,356       7,386       7,289       7,390
                                                   =======     =======    ========    ========
Weighted Average Shares outstanding - Diluted        7,691       7,861       7,641       7,851
                                                   =======     =======    ========    ========
Earnings per share - Basic                         $  0.25     $  0.21    $   0.50    $   0.43
                                                   =======     =======    ========    ========
Earnings per share - Diluted                       $  0.24     $  0.20    $   0.48    $   0.40
                                                   =======     =======    ========    ========

               (See notes to Consolidated Financial Statements)

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)


Six months ended June 30, 2004

                                                                        Accumulated
                                     Common    Additional                Other           Total       Comprehensive
                                     Stock      Paid-in    Retained    Comprehensive  Shareholders'      Income
                                               Capital     Earnings      Income          Equity
                                    -------    ----------  --------    -------------  -------------  -------------
Balance, January 1, 2004            $ 3,502     $ 41,788   $  2,735       $  2,545      $ 50,570            --
  Net income                                                  3,654                       3,654       $  3,654
  2.5% stock dividend                    90        2,484     (2,574)                         --
  Exercise of stock options              87        1,519                                  1,606
  Issuance of common stock                6          192                                    198
  Cash dividends of $0.23                                    (1,674)                     (1,674)
     per share
  Other comprehensive income,
     net of reclassification,
     adjustments and taxes                                                  (1,912)       (1,912)       (1,912)
                                                                                                      --------
  Total comprehensive  income                                                                         $  1,742
                                                                                                      --------
                                    =======    ==========  ========    ===========      ========
Balance, June 30, 2004              $ 3,685     $ 45,983   $  2,141       $    633      $ 52,442
                                    -------    ----------  --------    -----------      --------

Six months ended June 30, 2003

                                                                        Accumulated
                                     Common    Additional                Other           Total       Comprehensive
                                     Stock      Paid-in    Retained    Comprehensive  Shareholders'      Income
                                               Capital     Earnings      Income          Equity
                                    -------    ----------  --------    -------------  -------------  -------------
Balance, January 1, 2003            $ 3,511     $ 42,856   $  1,721       $ 3,410         $ 51,498            --
  Net income                                                  3,176                          3,176      $  3,176
  2.5% stock dividend                    88        2,591     (2,679)                            --
  Exercise of stock options              24          411                                       435
  Cash dividends of $0.21
per share                                                    (1,502)                        (1,502)

  Other comprehensive loss, net of
    Reclassification, adjustments
    and taxes                                                                 193              193           193
                                                                                                        --------
  Total comprehensive income                                                                            $  3,369
                                                                                                        --------
  Retirement of treasury stock          (20)        (660)        --            --             (680)
                                    -------     --------   --------       -------         --------
Balance, June 30, 2003              $ 3,603     $ 45,198   $    716       $ 3,603         $ 53,120
                                    -------     --------   --------       -------         --------

                (See notes to Consolidated Financial Statements)

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                         2004          2003
                                                                                      ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                            $   3,654      $  3,176
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            594           508
    Amortization of premium on securities, net                                               466         1,552
    Gains on sales of leases                                                                  (2)           --
    Gains on sales of securities, net                                                       (819)         (501)
    Provision for loan and lease losses                                                      717           454
    (Increase) decrease in accrued interest receivable                                       (35)          140
    (Increase) decrease in Bank owned life insurance and other assets                     (4,208)         (207)
    Increase (decrease) in accrued interest and other liabilities                            220        (1,897)
                                                                                       ---------      --------
              Net cash provided by operating activities                                      587        3, 225
                                                                                       ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
    Purchases                                                                            (25,712)      (86,181)
    Sales                                                                                  2,272         4,830
    Maturities and principal paydowns                                                     33,949        71,575
Held-to-maturity investment securities
    Purchases                                                                               (912)           --
    Maturities and principal paydowns                                                          3         2,225
 Net decrease (increase) in interest-bearing deposits with banks                           1,083        (3,081)
 Net (increase) decrease in loans                                                        (20,080)      (15,680)
 Capital expenditures, net                                                                  (496)         (451)
 (Increase) decrease in real estate owned                                                    (25)           --
                                                                                       ---------      --------
               Net cash provided by (used in) investing activities                        (9,918)      (26,763)
                                                                                       ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                       62,291        27,375
 (Decrease) increase in federal funds purchased and securities sold under
   agreement to repurchase                                                               (17,576)        1,919
   Proceeds from FHLB advances                                                                --         5,000
   Dividends paid                                                                         (1,674)       (1,498)
   Proceeds from exercise of stock options                                                 1,606           435
   Proceeds from issuance of stock                                                           198            --
   Redemption of stock                                                                        --          (680)
              Net cash provided by financing activities                                   44,845        32,551
                                                                                       ---------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              $  35,514      $  9,013

CASH AND CASH EQUIVALENTS, beginning of the period                                     $  29,233      $ 37,133
                                                                                       ---------      --------
CASH AND CASH EQUIVALENTS, end of the period                                           $  64,747      $ 46,146
                                                                                       =========      ========

               (See notes to Consolidated Financial Statements)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2003. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

DIVIDEND

On June 15, 2004, the Company's Board of Directors declared a 2.5% stock dividend and a quarterly cash dividend of 12.0 cents ($0.12) per share on the Company's common stock. The record date of the dividends was July 15, 2004 and the issue date was July 30, 2004. Accordingly, on July 30, 2004, the Company issued 179,379 shares of common stock, increasing the number of shares outstanding to 7,369,441. The financial information for the year 2003 in this Form 10-Q has been restated retroactively to reflect the 2.5% stock dividend.

EARNINGS PER SHARE COMPUTATION

The Company's reported diluted earnings per share of $0.48 and $0.40 for the six-month periods and $0.24 and $0.20 for the three-month periods ended June 30, 2004 and 2003, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.


                                                                       For the Six Months Ended June 30, 2004
                                                                       ------------------------------------------
                                                                                         Weighted
                                                                           Income     Average Shares   Per Share
                                                                        (Numerator)    (Denominator)      Amount
                                                                        -----------    ---------------   --------
Basic EPS
Net income available to common stockholders                                 $ 3,654            7,289      $  0.50

Effect Of Dilutive Securities
Stock options                                                                    --              352        (0.02)
                                                                            -------            -----      -------
Diluted EPS
Net income available to common stockholders plus assumed conversions        $ 3,654            7,641      $  0.48
                                                                            =======            =====      =======


                                                                       For the Six Months Ended June 30, 2003
                                                                       ------------------------------------------
                                                                                         Weighted
                                                                             Income    Average Shares   Per Share
                                                                        (Numerator)    (Denominator)      Amount
                                                                        -----------    ---------------   --------
Basic EPS

Net income available to common stockholders                                 $ 3,176            7,390      $  0.43
Effect of Dilutive Securities
Stock options                                                                    --              461        (0.03)
                                                                            -------            -----      -------
Diluted EPS
Net income available to common stockholders plus assumed conversions        $ 3,176            7,851      $  0.40
                                                                            =======            =====      =======


STOCK OPTIONS

At June 30, 2004, the Company has four stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation has been recognized for the plans in 2004 and 2003. In addition, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee and director compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.
123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

                                                                   Six Months Ended June 30,
                                                                   ------------------------
                                                                        2004        2003
                                                                   -----------    ---------
Net income                                           As reported       $ 3,654      $ 3,176
Less: stock-based compensation costs determined
   under fair value-based method for all awards                           (123)        (127)
                                                                       -------      -------
                                                      Pro forma        $ 3,531      $ 3,049
                                                                       =======      =======
Earnings per share of common stock - basic           As reported       $  0.50      $  0.43
                                                      Pro forma        $  0.48      $  0.41
Earnings per share of common stock-diluted           As reported       $  0.48      $  0.40
                                                      Pro forma        $  0.46      $  0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004: dividend yields of 3.4%; expected volatility of 34%; risk-free interest rates of 5.82%; and expected lives of five and ten years. The Company granted 20,000 stock options during the six- month period ended June 30, 2004.


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

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of June 30, 2004 is $2.9 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of June 30, 2004, the Company has not acquired any new variable interest entities.

The Company has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that GCB Capital Trust II qualifies as a variable interest entity under FIN 46. In 2002, GCB Capital Trust II issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. GCB Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by GCB Capital Trust II on the mandatorily redeemable preferred stock. GCB Capital Trust II is currently included in the Company's consolidated balance sheet under the caption Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt and statements of income under the caption Interest Expense on Long-term Borrowings. Management believes that GCB Capital Trust II should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to GCB Capital Trust II become available, management will reevaluate its conclusion that GCB Capital Trust II should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

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

                  GREATER COMMUNITY BANCORP AND SUBSIDIARIES

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition as of June 30, 2004 and the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003, and the other information therein. The consolidated balance sheet as of June 30, 2004 and the statements of operations and cash flows for the six month periods ended June 30, 2004 and 2003 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

PURPOSE OF DISCUSSION AND ANALYSIS

The purpose of this analysis is to provide you with information relevant to understanding and assessing the Company's financial condition and results of operations for the six months ended June 30, 2004. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2003.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The information disclosed in this document, both in this MD&A section and elsewhere, includes forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Subsidiary Banks to generate deposits and loans and attract qualified employees, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company is not obligated to update and does not undertake to update any such forward-looking statements made herein.

SIGNIFICANT ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. All intercompany transactions have been eliminated.

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

The Company is a diversified financial services company operating commercial and retail banking and securities brokerage services through a third party provider primarily in the Company's geographic markets in northern counties of New Jersey. Highland Capital Corp., a wholly-owned non-bank subsidiary of one of the Subsidiary Banks, engaged in the business of leasing equipment to small and mid-size businesses on a national basis.

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and non-banks compete for customers with a broad array of banking, investment and capital market products. Despite the challenges and competition, our key strengths of service and local delivery continue to attract high-quality business to our Company.

The Company has traditionally focused on the commercial side of banking to drive its revenue growth. However, we are also adding several new initiatives to improve our retail penetration. The Company is in the process of developing an array of new products and services to attract new customers, and is expanding its retail branch network in areas that are under-served by community banks. The Company's funding strategy, based on remixing of deposits toward lower cost core deposits, continues to be successful.

The Company's expansion of its branch network continues into Parsippany, NJ, where it expects to open a new branch in the third quarter of 2004 with more branches on the horizon in the coming year. The Company, like most other companies whose securities are publicly-traded, is experiencing significant expenses as well as devoting substantial personnel resources to comply with the Sarbanes-Oxley Act of 2002 and related SEC regulations and guidelines of the NASDAQ Stock Market, Inc.

Earnings Summary

Net income for the first six months of 2004 was $3.7 million, an increase of $478,000 or 15.1% compared to $3.1 million reported for the first six months of 2003. Diluted earnings per share for the period were $0.48, a 20.0% increase over $0.40 reported for the same period in the prior year.

For the second quarter of 2004, net income was $1.8 million, an increase of $298,000 or 19.4% over the $1.5 million reported for the second quarter of 2003. Diluted earnings per share were $0.24, an increase of 20.0% over the $0.20 reported for the prior-year quarter

The increase in net income includes increases in gains from the sale of securities of $315,000 for the first six months of 2004 and $316,000 for the second quarter, compared with the amounts of such gains in the comparable periods in 2003. Total revenue, consisting of net interest income and non-interest income, was $17.0 million for the six-month period, an increase of 5.2% over the same period in the prior year, reflecting strong loan growth. For the most recent three-month period, total revenue increased 5.9% to $8.4 million over the same period in 2003.

The annualized returns on average equity (ROE) and average assets (ROA) for the first six months of 2004 were 13.9% and 0.94%, respectively, compared with 12.3% and 0.88% for the same period in the prior year. For the second quarter of 2004, the ROE and ROA were 13.8% and 0.93%, respectively, compared with 11.8% and 0.84% for the prior year second quarter.

Net Interest Income

Net interest income for the six months ended June 30, 2004 was $13.5 million, representing an increase of $682,000 or 5.3% from $12.8 million earned for the six months ended June 30, 2003. The increase in net interest income results from an increase in total interest income due to an increase in average interest-earning assets coupled with a decrease in total interest expense on paying liabilities. Interest income on loans and leases increased by $1.0 million while interest income on investment securities decreased by $613,000. Interest income on federal funds sold and deposits with banks increased moderately. Interest paid on deposits decreased $299,000 in spite of an increase in average interest-bearing deposits while interest expense on short-term borrowings increased moderately.

For the second quarter of 2004, net interest income increased 4.6% to $6.6 million as a result of an increase in average loans and leases and federal funds sold compared to the same period in the prior year. Total interest income increased $308,000 to $9.7 million. Interest income on loans and leases and federal funds sold and deposits with banks increased by $532,000 and $49,000, respectively, offset by a decrease of $273,000 in interest income on investment securities. Interest expense on deposits increased $26,000 primarily related to the increase in average time deposits outstanding for the quarter while the interest paid on short-term borrowings declined moderately.

The Company's net interest margin for the six month period ended June 30, 2004, declined 3 basis points compared to the same period in the prior year. For the second quarter the net interest margin declined 11 basis points from the year- ago quarter.

The following table reflects the components of net interest income for the six months ended June 30, 2004 and 2003.

                                                                    For the Six Months Ended June 30,
                                                -------------------------------------------------------------------------
                                                               2004                                2003
                                                ------------------------------------  -----------------------------------
                                                Average      Interest     Average      Average    Interest      Average
                                                Balance     Earned/Paid   Yield/Rate   Balance   Earned/Paid   Yield/Rate
                                                ---------   -----------   ----------  ---------  -----------   ----------
ASSETS
  Earning Assets:
  Investment securities                         $ 149,582      $  2,824     3.80%     $ 200,198    $  3,437       3.46%
  Due from banks - interest-bearing                 7,723           102     2.66%        10,973         138       2.54%
  Federal funds sold                               34,384           161     0.94%        18,302         115       1.27%
  Loans1- Net unearned income                     529,900        16,495     6.26%       445,019      15,483       7.02%
                                                ---------      --------               ---------    --------
   Total earning assets                           721,589        19,582     5.46%       674,492      19,173       5.73%
Less: Allowance for loan and lease losses          (8,441)           --                  (7,532)         --
All other assets                                   68,816            --                  61,137          --
                                                ---------      --------               ---------    --------
Total assets                                    $ 781,964      $ 19,582               $ 728,097    $ 19,173
                                                =========      ========               =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
 Savings and interest-bearing deposits          $ 264,004      $    929     0.71%     $ 253,290    $  1,118       0.89%
 Time deposits                                    180,366         1,898     2.12%       158,631       2,008       2.55%
 Federal funds and short-term borrowings           97,845         2,263     4.65%        93,248       2,235       4.83%
 Long term borrowing                               24,000         1,014     8.50%        24,000       1,016       8.54%
                                                ---------      --------               ---------    --------
   Total interest-bearing liabilities             566,215         6,104     2.17%       529,169       6,377       2.43%

Demand deposits                                   156,236            --                 139,935          --
Other liabilities                                   6,514            --                   6,957          --
Shareholders' equity                               52,999            --                  52,036          --
                                                ---------      --------               ---------    --------
    Total liabilities and shareholders' equity  $ 781,964         6,104               $ 728,097    $  6,377
                                                =========      ========               =========    ========

NET INTEREST INCOME                                            $ 13,478                            $ 12,796
                                                               ========                            ========
NET INTEREST MARGIN [2]                                                     3.76%                                 3.79%
                                                                            ====                                  ====

------------------------
1 Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

2 Net interest income divided by total earning assets

Non-Interest Income

Non-interest income continues to represent a considerable source of income for the Company, constituting 26% of net interest income for the six months ended June 30, 2004. Gains from the sale of securities during the first six months of 2004 increased by $315,000 or 63% to $819,000 compared to such gains during the first half of 2003. Gains from the sale of securities during the second quarter of 2004 increased 148% to $530,000 compared to the second three quarter of 2003. Excluding the gain on sale of investment securities, non-interest income decreased by $153,000 and $134,000 for the six- and three-month periods ended June 30, 2004, respectively, compared to the same periods in the prior year. Such decrease was a direct result of a decline in fee income on mortgages sold due to a gradual slow down of mortgage refinancing activity. Service charges on deposits and other commissions and fees showed growth compared to the same periods in 2003, while income on bank owned life insurance declined when compared to the same periods in 2003 primarily as a result of a decline in interest rate.


Non-Interest Expenses

Total non-interest expense decreased from $11.1 million in the first six months of 2003 to $11.0 million in 2004, a decrease of $102,000. The largest component of non-interest expenses, salaries and employee benefits, increased $300,000 or 5.0% reflecting annual increases in compensation and health care costs. Regulatory, professional and other fees declined $296,000 to $1.0 million primarily as a result of decreased legal costs. Office expenses and other operational expenses decreased $75,000 and $112,000, respectively, as the Company continues to monitor and control its spending, while occupancy and equipment expense and computers expenses increased moderately.

For the second quarter of 2004, total non-interest expense decreased $170,000 from the level reported in the prior year to $5.5 million. Salaries and employee benefits increased $108,000 or 3.5% to $3.1 million over the second quarter of 2003 as a result of annual increases in compensation and rising health care costs. Regulatory and professional fees decreased $183,000 or 27.3% to $488,000 resulting from a decline in legal costs. The decline in office expenses and all other operating expenses reflects management's efforts towards controlling expenses.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three and six months ended June 30, 2004 increased by $218,000 and $263,000, respectively, over the same periods in 2003. The increases are primarily due to the increases in average loan and lease portfolio compared to the same periods in 2003 and management's continued evaluation and monitoring of the loan and lease portfolios and the related allowance for loan and lease losses.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2004 was $769,000 and $1.6 million, respectively, or an effective rate of 30.0%. The increases of $127,000 and $205,000, respectively, over the corresponding periods in 2003 are directly related to increases in earnings.

FINANCIAL CONDITION

ASSETS

Between December 31, 2003 and June 30, 2004 total assets increased by $46.0 million to $799.9 million. Although the majority of the increase is attributable to the growth of the Company's assets, particularly in loans and cash and cash equivalents, much of the increase was fueled by growth in core deposits.

Loans and Leases, Asset Quality and Allowance for Loan and Lease Losses

Gross Loans And Leases

Gross loans and leases increased from December 31, 2003 to June 30, 2004 by $20.6 million to $545.1 million. The increase resulted primarily from strong growth particularly in nonresidential real estate, commercial loans and lease financing receivables.

The following table reflects the composition of the gross loan portfolio as of June 30, 2004 and December 31, 2003:

                                                             June 30, 2004     December 31, 2003
                                                             -------------     -----------------
Loans secured by one-to-four-family residential properties       $ 145,633             $ 148,121
Loans secured by multi-family residential properties                 9,940                11,619
Loans secured by nonresidential properties                         275,256               260,318
Loans to individuals                                                 6,127                 5,686
Commercial loans                                                    41,321                37,532
Construction loans                                                  34,870                37,640
Lease financing receivables                                         31,308                23,181
Other loans                                                            681                   449
                                                                 ---------             ---------
     Total gross loans and leases                                $ 545,136             $ 524,546
                                                                 =========             =========

Assets Quality

Nonperforming assets include nonaccrual loans and leases, loans past due 90 days and accruing and other real estate owned (OREO). At June 30, 2004, nonperforming loans and leases totaled $2.0 million or 0.37% of total gross loans, a decrease of 6 basis points from the level reported at December 31, 2003. Of the total nonperforming loans, nonaccruing loans accounted for $1.8 million or 0.32% of total loans, as compared to $2.0 million or 0.38% of total loans at December 31, 2003. Loans past due 90 days or more and still accruing at June 30, 2004 decreased $202,000 to $111,000 compared to $313,000 at
December 31, 2003.

Management believes the asset quality remains strong as indicated by the consistent level of nonperforming assets and strong reserves. The Company maintains adequate reserves and believes that additional reserves are not required. Management will continue to monitor the loan and lease portfolios closely.

The following table sets forth the composition of the Company's nonperforming assets which includes loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments. All of such assets were domestic assets since the Company had no foreign loans.

                                                             June 30, 2004     December 31, 2003
                                                             -------------     -----------------
Nonaccruing loans and leases                                           $  1,768         $  2,010
Renegotiated loans                                                          229              252
                                                                       --------         --------
  Total nonperforming loans and leases                                    1,997            2,262
Loans past due 90 days and accruing                                         111              313
Other real estate owned                                                     849              824
                                                                       --------         --------
  Total nonperforming assets                                           $  2,957         $  3,399
                                                                       ========         ========

Nonperforming loans and leases to total gross loans and leases             0.37%            0.43%
Nonperforming assets to total gross loans and leases                       0.54%            0.65%
Nonperforming assets to total assets                                       0.37%            0.45%
Allowance for loan and lease losses to nonperforming loans and
 leases                                                                  431.15%          359.95%
Allowance for loan and lease losses to nonperforming assets              291.17%          239.54%

For the six months ended June 30, 2004 and 2003, gross interest income of $97,000 and $96,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

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

As of the dates indicated, the balance of impaired loans was $1.8 million and $2.1 million at June 30, 2004 and December 31, 2003, respectively. The allowance for loan and lease losses associated with impaired loans was $280,000 and $455,000 for the two periods, respectively.

                             June 30,     December 31,
                                 2004             2003
                             --------     ------------
Impaired loans
     Recorded investment      $ 1,811          $ 2,100
     Valuation allowance          280              455

This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheets.

The average recorded investment in impaired loans for the six month period ended June 30, 2004 was $1.7 million compared to $2.1 million at December 31, 2003.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $17,000 for the six-month period ended June 30, 2004.

Analysis of the Allowance for Loan and Lease Losses

Between December 31, 2003 and June 30, 2004, the allowance for loan and lease losses increased $468,000 to $8.6 million. The allowance constituted 1.58% and 1.55% of gross loans on June 30, 2004 and December 31, 2003, respectively.
The provision for loan and lease losses added $717,000 for the six-month period, while net charge-offs were $249,000. Management believes the allowance for loan losses at June 30, 2004 of $8.6 million or 291% of nonperforming assets is adequate.

The Allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists for several significant criteria, which include the allocated allowance, specific allowance for identified criticized loans and allowance for impaired loans.

The following table represents transactions affecting the allowance for loan and lease losses during the six-month periods ended June 30, 2004 and 2003.

                                                                    2004           2003
                                                                 -------        -------
Balance at beginning of year                                     $ 8,142        $ 7,298
Charge-offs:
 Commercial                                                           40              7
 Lease financing receivables                                         488            372
 Installment loans to individuals                                      0              3
 Credit cards and related plans                                        2              1
                                                                 -------        -------
                                                                     530            383
Recoveries:
 Commercial                                                          114             34
 Lease financing receivables                                         156              7
 Real estate - mortgage                                                0             39
    Installment loans to individuals                                   2              1
 Credit cards and related plans                                        9              6
                                                                 -------        -------
                                                                     281             87
                                                                 -------        -------
Net charge-offs                                                      249            296
Provision charged to operations                                      717            454
                                                                 -------        -------
Balance at end of period, June 30                                $ 8,610        $ 7,456
                                                                 =======        =======
Ratio of net charge-offs during the six-month period
   to average loans and leases outstanding during the
   period.
                                                                    0.05%          0.07%

Investment Securities

Securities decreased by a net amount of $11.9 million from December 31, 2003 to June 30, 2004. The net decrease resulted primarily from $26.6 million of purchases of additional securities being more than offset by $38.0 million in prepayments, maturities and sales during the six-month period. The decrease reflects a $12.8 million decrease in securities available for sale partially offset by a $1.0 million increase in securities held to maturity.

Cash

Cash and cash equivalents increased by $35.5 million to $64.7 million between December 31, 2003 and June 30, 2004. The majority of such increase is a result of an increase in total deposits.

LIABILITIES

Between December 31, 2003 and June 30, 2004, total liabilities increased by $44.9 million to $747.5 million. The increase is primarily attributable to a $62.3 million increase in total deposits partially offset by the payoff of federal funds purchased.

Deposits

Total deposits increased by $62.3 million to $623.0 million. The majority of the increase is primarily attributable to a deposit promotion initiative whereby the Company attracted institutional investors to invest in time deposits with varying maturities ranging from 3 months to 5 years.

Liquidity

The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years, the Company has been liquid and its liquidity has been sufficient to meet loan demand and the possible outflow of deposits.

Sources of liquidity at June 30, 2004 totaled $210.9 million or 26% of total assets, consisting of investment securities available for sale, cash and cash equivalents and interest-bearing due from banks. On the other hand, other sources of funding needs include time deposits over $100 thousand which can be affected by the interest rates offered and FHLB advances. Additionally, liquidity can be derived from scheduled loan and investment payments of principal and interest as well as prepayments received.

As of June 30, 2004, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported at December 31, 2003.

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

Total shareholders' equity of $52.4 million at June 30, 2004 was 6.5% of total assets, an increase of $1.9 million compared with $50.6 million or 6.7% of total assets at December 31, 2003. Such increase is primarily attributable to an increase in retained earnings and issuance of stock pursuant to the exercise of stock options during the six-month period. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at June 30, 2004:

                                                                                   To Be Well-Capitalized
                                                                                       Under Prompt
                                                                   For Capital       Corrective Action
                                               Actual           Adequacy Purposes         Provisions
                                           ---------------    --------------------   --------------------
                                           Amount    Ratio    Amount      Ratio      Amount        Ratio
                                         --------    -----   --------     -----      --------     -------
Total capital (to risk-weighted assets)  $ 73,206    11.93%  $ 49,104     8.00%           N/A       N/A
Greater Community Bancorp                  38,318    10.26     29,879     8.00       $ 37,349      10.00%
Greater Community Bank                     21,633    10.41     16,620     8.00         20,775      10.00
Bergen Commercial Bank                      5,653    19.31      2,341     8.00          2,927      10.00
Rock Community Bank
Tier 1 capital (to risk-weighted assets)   57,505     9.37     24,552     4.00            N/A       N/A
Greater Community Bancorp                  33,648     9.01     14,940     4.00         22,409       6.00
Greater Community Bank                     19,079     9.18      8,310     4.00         12,465       6.00
Bergen Commercial Bank                      5,285    18.06      1,171     4.00          1,756       6.00
Rock Community Bank
Tier 1 capital (to average assets)         57,505     7.32     31,433     4.00            N/A       N/A
Greater Community Bancorp                  33,648     6.87     19,595     4.00         24,493       5.00
Greater Community Bank                     19,079     7.54     10,124     4.00         12,656       5.00
Bergen Commercial Bank                      5,285    14.95      1,414     4.00          1,767       5.00
Rock Community Bank

For the last two quarters of 2003 and the first quarter of 2004 the Company declared cash dividends at the rate of $0.11 per share, or an annual rate of $0.44 per share. During the second quarter of 2004 the Company increased the declared quarterly dividend to $0.12 per share, or an annual dividend rate of $0.48 per share. The combined effect of the Company's declaration of a 2.5% stock dividend during the second quarter of 2004 and the $0.01 per share increase in the rate of the quarterly cash dividend was to increase the annual return from cash dividends by 11.8%. The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue its current dividend policy of quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. In all of the year 2003 and during the first part of 2004, the Company, along with other financial institutions, has experienced a stable rate environment. However, in the second quarter of 2004, the regulators did effect an interest rate increase and they will continue to monitor the future movements of interest rates. The Company's decision to retain the leases in the portfolio at Highland Capital Corp., its small-ticket equipment leasing and financing subsidiary, is having a negative impact on current earnings but management believes that the impact of this decision on earnings will be favorable over the longer term. Because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

The Company's interest rate risk profile is positioned in such a way that any future increases in interest rates will positively impact the results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company manages interest rate risk and market risk by identifying interest rate risk exposures using simulation analysis, economic value at risk and gap analysis models. There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2003 Form 10-K filed with Securities and Exchange Commission.

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

    None.

Item 3 -  Defaults Upon Senior Securities

    None.

Item 4 -  Submission of Matters to a Vote of Security Holders

    See Item 4, Part II, of form 10-Q for the quarter ended March 31, 2004, with respect to the Annual Meeting of Stockholders for 2004 held on April 20, 2004.

Item 5 -  Other Information

      None.

Item 6 -  Exhibits and Reports on Form 8-K

   (a) Exhibits.
       ---------
             An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

   (b) Reports on Form 8-K.
       --------------------

             On June 16, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the announcement of the Company declaring a 2.5% stock dividend and a quarterly cash dividend of $0.12 per share, and the adoption of Code of Ethics.

             On July 21, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the Company's announcement of its earnings for the second quarter ending June 30, 2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Greater Community Bancorp (registrant)




Date:  August 9, 2004          BY: /s/ Naqi A. Naqvi
                                   ------------------------------------
                                   Naqi A. Naqvi
                                   Senior Vice President, Treasurer & CFO
                                   (Duly Authorized Officer and Principal
                                    Financial Officer)

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549





                                   EXHIBITS
                                   --------




                                      TO

                                   FORM 10-Q
                      For the quarter ended June 30, 2004
                      -----------------------------------




                          Commission File No. 0-14294




                           Greater Community Bancorp
                           -------------------------

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

 10.9      Executive Supplemental Retirement Income Agreement for Anthony M. Bruno,  Jr. dated as of February 1, 2004 among Greater Community Bank, Anthony M. Bruno, Jr. and Greater Community Bancorp (as guarantor)
           (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on May 10, 2004)

 31.1      Certification of Chief Executive Officer dated August 9, 2004

 31.2      Certification of Chief Financial Officer dated August 9, 2004

 32.1      Certification of Officers pursuant to 18 U.S.C. Section 1350 dated August 9, 2004
