Form 10-Q
period 2004-09-30
GREATER COMMUNITY BANCORP
filed 2004-11-09
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004
                                     ------------------

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

            Commission file number 0-14294
                                   -------

                            Greater Community Bancorp
            -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New Jersey                         22-2545165
            -------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

             55 Union Boulevard, Totowa, New Jersey         07512
            -------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code (973) 942-1111
                                                               --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |X|   NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      YES |X|   NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock $0.50 par value
- -- 7,509,601 shares at November 8, 2004.

                            GREATER COMMUNITY BANCORP

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets at September 30, 2004 (unaudited)
      and December 31, 2003 ...............................................    1

Consolidated Statements of Income (unaudited)
      Three and Nine months ended September 30, 2004 and 2003 .............    2

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
      Nine months ended September 30, 2004 and 2003 .......................    3

Consolidated Statements of Cash Flows (unaudited)
      Nine months ended September 30, 2004 and 2003 .......................    4

Notes to Consolidated Financial Statements (unaudited) ....................    5

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................    7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .......   14

Item 4 - Controls and Procedures ..........................................   15

PART II - OTHER INFORMATION

Items 1 through 6 .........................................................   16

Signatures ................................................................   17

Exhibit Index .............................................................  E-1

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
         --------------------

                            GREATER COMMUNITY BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      (unaudited)
                                                                                                     September 30,     December 31,
ASSETS                                                                                                        2004             2003
                                                                                                     -------------     ------------
CASH AND DUE FROM BANKS - Non-interest bearing                                                           $  22,244        $  19,233
FEDERAL FUNDS SOLD                                                                                           7,600           10,000
                                                                                                         ---------        ---------
           Total cash and cash equivalents                                                                  29,844           29,233
DUE FROM BANKS - Interest bearing                                                                            6,421            7,539
INVESTMENT SECURITIES - Available-for-sale                                                                 130,226          152,513
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
       $14,580 and $2,712 as of September 30, 2004 and December 31, 2003, respectively)                     14,581            2,726
                                                                                                         ---------        ---------
                                                                                                           144,807          155,239
LOANS and LEASES, net of unearned income                                                                   589,441          523,799
  Less: Allowance for loan and lease losses                                                                 (8,734)          (8,142)
                                                                                                         ---------        ---------
           Net loans and leases                                                                            580,707          515,657
PREMISES AND EQUIPMENT, net                                                                                  7,270            7,545
ACCRUED INTEREST RECEIVABLE                                                                                  3,053            2,635
OTHER REAL ESTATE OWNED                                                                                        849              824
BANK-OWNED LIFE INSURANCE                                                                                   14,396           13,026
GOODWILL                                                                                                    11,574           11,574
OTHER ASSETS                                                                                                13,005            9,853
                                                                                                         ---------        ---------
         TOTAL ASSETS                                                                                    $ 811,926        $ 753,125
                                                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non-interest bearing                                                                                  $ 162,769        $ 154,462
   Interest-bearing                                                                                        172,550          158,719
   Savings                                                                                                 100,406          102,152
   Time deposits less than $100                                                                            140,638          110,243
   Time deposits $100 and over                                                                              33,820           35,137
                                                                                                         ---------        ---------
           Total deposits                                                                                  610,183          560,713

FHLB ADVANCES                                                                                               85,000           85,000
FEDERAL FUNDS PURCHASED                                                                                     21,700           15,700
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                                               7,538           10,047
ACCRUED INTEREST PAYABLE                                                                                     1,553            1,475
OTHER LIABILITIES                                                                                            6,869            5,620
GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
     SUBORDINATED DEBT                                                                                      24,000           24,000
                                                                                                         ---------        ---------
           TOTAL LIABILITIES                                                                             $ 756,843        $ 702,555
                                                                                                         ---------        ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,399,514 and 7,180,090
      shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively                3,700            3,502
  Additional paid-in capital                                                                                46,283           41,788
  Retained earnings                                                                                          3,229            2,735
  Accumulated other comprehensive income                                                                     1,871            2,545
                                                                                                         ---------        ---------
     Total shareholders' equity                                                                             55,083           50,570
                                                                                                         ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               $ 811,926        $ 753,125
                                                                                                         =========        =========

                (See Notes to Consolidated Financial Statements)

                            GREATER COMMUNITY BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)

                                                             Three Months                Nine Months
                                                         Ending September 30,       Ending September 30,
                                                        -----------------------   -----------------------
                                                            2004          2003         2004          2003
                                                        --------      --------     --------      --------
INTEREST INCOME:
    Loans and leases                                    $  8,711      $  7,694     $ 25,225      $ 23,177
    Investment securities                                  1,383         1,397        4,207         4,834
    Federal funds sold and deposits with banks                87            90          350           344
                                                        --------      --------     --------      --------
       Total interest income                              10,181         9,181       29,782        28,355
                                                        --------      --------     --------      --------

INTEREST EXPENSE:
    Deposits                                               1,523         1,332        4,350         4,458
    Short-term borrowings                                  1,137         1,147        3,420         3,381
    Long-term borrowings                                     507           507        1,521         1,524
                                                        --------      --------     --------      --------
       Total interest expense                              3,167         2,986        9,291         9,363
                                                        --------      --------     --------      --------

NET INTEREST INCOME                                        7,014         6,195       20,491        18,992
                                                        --------      --------     --------      --------

PROVISION FOR LOAN AND LEASE LOSSES                          245         1,249          962         1,703
                                                        --------      --------     --------      --------
       Net interest income after provision for loan
           and lease losses                                6,769         4,946       19,529        17,289
                                                        --------      --------     --------      --------

NON-INTEREST INCOME:
    Service charges on deposit accounts                      715           716        2,144         2,038
    Other commission and fees                                163           146          528           445
    Loan fee income                                          108           164          294           552
    Gain on sale of investment securities                    301         1,331        1,121         1,835
    (Loss) gain on sale of leases                             (3)           13           (1)           56
    Bank-owned life insurance                                119           138          370           442
    All other income                                         196           498          631           964
                                                        --------      --------     --------      --------
       Total non-interest income                           1,599         3,006        5,087         6,332

NON-INTEREST EXPENSES:
     Salaries and employee benefits                        3,082         3,465        9,387         9,470
     Occupancy and equipment                                 872           818        2,689         2,490
     Regulatory, professional and other fees                 533           394        1,522         1,573
     Computer services                                       149           137          430           375
     Office expenses                                         298           241          893           869
     Other operating expenses                                573           639        1,630         2,064
                                                        --------      --------     --------      --------
       Total non-interest expenses                         5,507         5,694       16,551        16,841
                                                        --------      --------     --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                   2,861         2,258        8,065         6,780
                                                        --------      --------     --------      --------

PROVISION FOR INCOME TAXES                                   885           599        2,435         1,946
                                                        --------      --------     --------      --------

NET INCOME                                              $  1,976      $  1,659     $  5,630      $  4,834
                                                        ========      ========     ========      ========

Weighted Average Shares outstanding - Basic                7,384         7,258        7,324         7,345
Weighted Average Shares outstanding - Diluted              7,688         7,707        7,645         7,805
Earnings per share - Basic                              $   0.27      $   0.23     $   0.77      $   0.66
Earnings per share - Diluted                            $   0.26      $   0.22     $   0.74      $   0.62

                (See Notes to Consolidated Financial Statements)

                            GREATER COMMUNITY BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

Nine months ended September 30, 2004

                                                                                     Accumulated
                                                        Additional                      Other         Total
                                            Common        Paid-in       Retained    Comprehensive  Shareholders'  Comprehensive
                                            Stock         Capital       Earnings        Income        Equity         Income
                                          -------------------------------------------------------------------------------------
Balance, January 1, 2004                  $  3,502       $ 41,788       $  2,735       $  2,545      $ 50,570
  Net income                                                               5,630                        5,630       $  5,630
  2.5% stock dividend                           90          2,484         (2,574)
  Exercise of stock options                     94          1,612                                       1,706
  Issuance of common stock                      14            399                                         413
  Cash dividends of $0.35 per share                                       (2,562)                      (2,562)
  Other comprehensive loss, net of
     reclassification, adjustments
     and taxes                                                                             (674)         (674)          (674)
                                                                                                                    --------
  Total comprehensive income                                                                                        $  4,956
                                                                                                                    ========

                                          --------       --------       --------       --------      --------
Balance, September 30, 2004               $  3,700       $ 46,283       $  3,229       $  1,871      $ 55,083
                                          ========       ========       ========       ========      ========

Nine months ended September 30, 2003

                                                                                     Accumulated
                                                        Additional                      Other         Total
                                            Common        Paid-in       Retained    Comprehensive  Shareholders'  Comprehensive
                                            Stock         Capital       Earnings        Income        Equity         Income
                                          -------------------------------------------------------------------------------------
Balance, January 1, 2003                  $  3,511       $ 42,856       $  1,721       $  3,410      $ 51,498
  Net income                                                               4,834                        4,834       $  4,834
  2.5% stock dividend                           88          2,591         (2,679)
  Exercise of stock options                     29            388                                         417
  Cash dividends of $0.32 per share                                       (2,269)                      (2,269)
  Other comprehensive loss, net of
     reclassification,
     adjustments  and taxes                                                              (1,944)       (1,944)        (1,944)
                                                                                                                    --------
  Total comprehensive income                                                                                        $  2,890
                                                                                                                    ========
  Retirement of treasury stock                (140)        (4,366)            --             --        (4,506)
                                          --------       --------       --------       --------      --------
Balance, September 30, 2003               $  3,488       $ 41,469       $  1,607       $  1,466      $ 48,030
                                          ========       ========       ========       ========      ========

                (See Notes to Consolidated Financial Statements)

                            GREATER COMMUNITY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                            Nine months ended
                                                                                               September 30
                                                                                        -------------------------
                                                                                          2004             2003
                                                                                        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $   5,630       $   4,834
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             930             959
    Amortization of premium on securities, net                                                577           2,438
    (Gain) loss on sale of assets                                                               1            (270)
    (Gain) on sales of securities, net                                                     (1,121)         (1,833)
    Provision for loan and lease losses                                                       962           1,703
    (Increase) decrease in accrued interest receivable                                       (418)             66
    (Increase) in bank-owned life insurance and other assets                               (4,522)         (1,748)
    Increase (decrease) in accrued interest and other liabilities                           1,327          (1,098)
                                                                                        ---------       ---------
              Net cash provided by operating activities                                     3,366           5,051
                                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
    Purchases                                                                             (34,021)       (106,987)
    Sales                                                                                   2,493           5,009
    Maturities and principal paydowns                                                      52,719         109,788
Held-to-maturity investment securities
    Purchases                                                                             (11,876)             --
    Maturities and principal paydowns                                                          24           2,251
 Net decrease in interest-bearing deposits with banks                                       1,118           2,125
 Net (increase) in loans                                                                  (65,050)        (55,957)
 Capital expenditures, net                                                                   (655)         (1,116)
 Proceeds from the sale of assets                                                              --             341
 (Increase) in other real estate owned                                                        (25)             --
                                                                                        ---------       ---------
               Net cash used in investing activities                                      (55,273)        (44,546)
                                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                        49,470          33,244
   Increase in federal funds purchased and securities sold under
    agreement to repurchase                                                                 3,491           8,470
   Proceeds from FHLB advances                                                                 --           5,000
   Dividends paid                                                                          (2,562)         (2,269)
   Proceeds from exercise of stock options                                                  1,706             417
   Proceeds from issuance of stock                                                            413              --
   Redemption of stock                                                                         --          (4,506)
                                                                                        ---------       ---------
              Net cash provided by financing activities                                    52,518          40,356
                                                                                        ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               $     611       $     861

CASH AND CASH EQUIVALENTS, beginning of the period                                      $  29,233       $  37,133
                                                                                        ---------       ---------

CASH AND CASH EQUIVALENTS, end of the period                                            $  29,844       $  37,994
                                                                                        =========       =========

                (See Notes to Consolidated Financial Statements)

                            GREATER COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2003. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

2. Dividends

On September 21, 2004, the Company's Board of Directors declared a cash dividend of 12.0 cents ($0.12) per share on the Company's common stock. The record date of the dividend was October 15, 2004 and the issue date was October 29, 2004. The financial information for the year 2003 in this Form 10-Q has been restated retroactively to reflect the 2.5% stock dividend.

3. Earnings Per Share (EPS)

The Company's reported diluted earnings per share of $0.74 and $0.62 for the nine-month periods and $0.26 and $0.22 for the three-month periods ended September 30, 2004 and 2003, respectively, both take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely stock options.

                                                                               For the Nine Months Ended September 30, 2004
                                                                               --------------------------------------------
                                                                                                  Weighted
                                                                                    Income  Average Shares      Per Share
                                                                               (Numerator)   (Denominator)         Amount
                                                                               -----------  --------------  ---------------
      Basic EPS
      Net income available to common stockholders                                   $5,630           7,324          $0.77

      Effect of Dilutive Securities
      Stock options                                                                     --             321          (0.03)
                                                                                    ------          ------          -----

      Diluted EPS
      Net income available to common stockholders plus assumed conversions          $5,630           7,645          $0.74
                                                                                    ======          ======          =====

                                                                               For the Nine Months Ended September 30, 2003
                                                                               --------------------------------------------
                                                                                                  Weighted
                                                                                    Income  Average Shares      Per Share
                                                                               (Numerator)   (Denominator)         Amount
                                                                               -----------  --------------  ---------------
      Basic EPS
      Net income available to common stockholders                                   $4,834           7,345          $0.66

      Effect of Dilutive Securities
      Stock options                                                                     --             460          (0.04)
                                                                                    ------          ------          -----

      Diluted EPS
      Net income available to common stockholders plus assumed conversions          $4,834           7,805          $0.62
                                                                                    ======          ======          =====

4. Stock Options

At September 30, 2004, the Company has four stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                          2004          2003
                                                                             -----------------  ------------
      Net income                                            As reported                 $5,630        $4,834
      Less: stock-based compensation costs determined
         under fair value-based method for all awards                                     (185)         (191)
                                                                                        ------        ------
                                                             Pro forma                  $5,445        $4,643
                                                                                        ======        ======
      Earnings per share - basic                            As reported                 $ 0.77        $ 0.66
                                                             Pro forma                  $ 0.74        $ 0.63
      Earnings per share - diluted                          As reported                 $ 0.74        $ 0.62
                                                             Pro forma                  $ 0.71        $ 0.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004: dividend yields of 3.4%; expected volatility of 34%; risk-free interest rates of 5.82%; and expected lives of five and ten years. The Company granted 20,000 stock options during the nine-month period ended September 30, 2004.

5. New Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

In March 2004, the financial Accounting Standards Board (FASB) released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for determining when an investment is impaired and whether the impairment is other than temporary.

In September 2004, the FASB approved for issuance a FASB Staff Position (FSP) EITF Issue 03-1-1. This issue delays the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraph 10-20 of Issue 03-1. However, it does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. Management will continue to monitor the impact of Issue 03-1 on the Company's financial statements as the FASB issues additional guidance.

In March 2004, the Securities and Exchange Commission released staff Accounting Bulletin No. 015, Application of Accounting Principles to Loan Commitments (SAB
105). SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's financial statements.

GREATER COMMUNITY BANCORP

- -------- ---------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion and analysis of the Company's consolidated financial condition as of September 30, 2004 and the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements, including Notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003, and the other information therein. The consolidated balance sheet as of September 30, 2004 and the statements of operations and cash flows for the three- and nine- month periods ended September 30, 2004 and 2003 are unaudited but include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries, the term "Subsidiary Banks" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB), and the term "Trust" refers to GCB Capital Trust and GCB Capital Trust II. Unless otherwise indicated, data is presented for the Company and its Subsidiaries in the aggregate. Unless otherwise indicated, all dollar figures in the tables below, except for per share data, are set forth in thousands.

Purpose of Discussion and Analysis

The purpose of this analysis is to provide information relevant to understanding and assessing the Company's financial condition and results of operations for the three- and nine-month periods ended September 30, 2004. In order to appreciate this analysis more fully you are encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2003.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, these evaluations are inherently subjective as they require material estimates, including, among others, expected default probabilities, loss in the event of default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolios. All of these factors are susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended. At the end of 2001 the Company filed a declaration with the Federal Reserve Board to be designated as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Subsidiary Banks.

The Company is a diversified financial services company offering commercial and retail banking products and services, and securities brokerage services through a third party provider, primarily in the Company's geographic markets in northern counties of New Jersey. Highland Capital Corp., a wholly-owned leasing subsidiary of one of the Subsidiary Banks, is engaged in the business of leasing equipment to small and mid-size businesses on a national basis.

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impacts of deregulation and financial services consolidation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and non-banks compete for customers with a broad array of banking, investment and capital market products. Despite the challenges and competition, the Company continues to demonstrate strong growth.

The Company has traditionally focused on the commercial side of banking to drive its revenue growth. During the third quarter of 2004, it introduced a new small business program called "FASTRACK" which features a response to the borrowers within two business days. The Company is also adding several new initiatives to improve retail penetration. The Company has introduced Sunday banking at strategic locations within the market area it serves, and has plans to expand its retail branch network in areas that are under-served by community banks. The Company's expansion of its branch network continues into Parsippany, NJ, where it recently opened a new branch with more branches on the horizon in the coming year.

The Company, like most other companies whose securities are publicly traded, is realizing significant expense as well as devoting substantial staff resource to comply with the Sarbanes-Oxley Act of 2002 and related SEC regulations and guidelines of The NASDAQ Stock Market, Inc.

Earnings Summary

Net income for the first nine months of 2004 was $5.63 million, an increase of $796,000 or 16.5% compared to $4.83 million reported for the first nine months of 2003. Diluted earnings per share for the period were $0.74, a 19.4% increase over the $0.62 reported for the same period in the prior year.

For the third quarter of 2004, net income was $1.98 million, an increase of $317,000 or 19.1% over the $1.66 million reported for the third quarter of 2003. Diluted earnings per share were $0.26, an increase of 18.2% over the $0.22 reported for the prior-year quarter.

Earnings continue to be strong. Contributing to the increase in net income was an increase in total interest income of $1.4 million for the first nine months and $1.0 million for the third quarter compared to the same periods in the prior year, reflecting strong loan growth. Non-interest income declined year to year as a result of decreased gains on sale of investment securities.

The annualized returns on average equity (ROE) and average assets (ROA) for the first nine months of 2004 were 14.22% and 0.96%, respectively, compared with 12.45% and 0.88% for the same period in the prior year. For the third quarter of 2004, the ROE and ROA were 14.80% and 0.99%, respectively, compared with 13.06% and 0.88% for the prior year third quarter.

Net Interest Income

Net interest income for the nine months ended September 30, 2004 was $20.5 million, representing an increase of $1.5 million or 7.9% from $18.9 million earned for the nine months ended September 30, 2003. The increase in net interest income was due to higher loan and lease volume and slightly lower rates paid on paying liabilities, partly offset by lower interest rates earned on loans and leases. Average loans and leases increased $87.3 million for the first nine months of 2004 compared to the prior year while average investments securities decreased $46.9 million for the same period as a result of maturities and principal pay downs which were used to fund the loan growth. Interest paid on deposits for the nine months ended September 30, 2004, decreased $108,000 despite an increase in average interest bearing deposits due to lower interest rates, while interest expense on short-term borrowings increased $39,000 over the same period in 2003.

For the third quarter of 2004, net interest income increased 13.2% to $7.0 million as a result of an increase in average loans and leases compared to the same period in the prior year. Total interest income increased $1.0 million to $10.2 million as a direct result of the loan growth. Interest expense on deposits increased $191,000 primarily related to the increase in average interest-bearing deposits outstanding for the quarter.

The Company's net interest margin for the nine-month period ended September 30, 2004 improved by 3 basis points compared to the same period in the prior year. For the third quarter the net interest margin increased by 26 basis points from the year-ago quarter. Recent increases in the prime rate and potential future increases will positively impact the net interest margin going forward.

The following table reflects the components of net interest income for the nine months ended September 30, 2004 and 2003.

                                                                       For the Nine Months Ended September 30,
                                                       -------------------------------------------------------------------------
                                                                      2004                                 2003
                                                       -----------------------------------   -----------------------------------

                                                        Average      Interest     Average     Average     Interest      Average
                                                        Balance    Earned/Paid  Yield/Rate    Balance    Earned/Paid  Yield/Rate
                                                       ---------   -----------  ----------   ---------   -----------  ----------
ASSETS
Earning Assets:                                        $ 148,071    $   4,207        3.80%   $ 194,952    $   4,834        3.32%
Investment securities                                      7,197          153        2.84%      10,624          194        2.44%
Due from banks - interest-bearing                         27,060          197        0.97%      16,767          150        1.20%
Federal funds sold                                       542,953       25,225        6.21%     455,695       23,177        6.80%
                                                       ---------    ---------                ---------    ---------
Loans(1) - Net unearned income                           725,281       29,782        5.49%     678,038       28,355        5.59%
      Total earning assets                                (8,525)          --                   (7,540)          --
Less: Allowance for loan and lease losses                 69,100           --                   65,689           --
                                                       ---------    ---------                ---------    ---------
All other assets                                       $ 785,856    $  29,782                $ 736,187    $  28,355
                                                       =========    =========                =========    =========
      Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
   Savings and interest bearing deposits               $ 266,796    $   1,461        0.73%   $ 257,362    $   1,605        0.83%
   Time deposits                                         179,287        2,889        2.15%     156,453        2,853        2.44%
   Federal funds and short-term borrowings                96,962        3,420        4.71%      95,458        3,381        4.74%
   Long term borrowing                                    24,000        1,521        8.47%      24,000        1,524        8.49%
                                                       ---------    ---------                ---------    ---------
      Total interest-bearing liabilities                 567,045        9,291        2.19%     533,273        9,363        2.35%

Demand deposits                                          158,604           --                  144,275           --
Other liabilities                                          7,329           --                    6,865           --
Shareholders' equity                                      52,878           --                   51,774           --
                                                       ---------    ---------                ---------    ---------
        Total liabilities and shareholders' equity     $ 785,856    $   9,291                $ 736,187    $   9,363
                                                       =========    =========                =========    =========

NET INTEREST INCOME                                                 $  20,491                             $  18,992
                                                                    =========                             =========

NET INTEREST MARGIN(2)                                                               3.77%                                 3.74%
                                                                                =========                             =========

Non-Interest Income

Non-interest income continues to represent a considerable source of income for the Company, constituting 19.9% of total revenue (net interest income plus non-interest income) for the nine months ended September 30, 2004. Gains from the sale of securities during the first nine months of 2004 decreased by $714,000 or 38.9% to $1.1 million compared to such gains during the first nine months of 2003 due to a lower volume of securities sold. Gains from the sale of securities during the third quarter of 2004 decreased 77.4% to $301,000 compared to the third quarter of 2003. Excluding the gain on sale of investment securities, non-interest income decreased by $531,000 and $377,000 for the nine- and three-month periods ended September 30, 2004, respectively, compared to the same periods in the prior year. The decreases were a direct result of a decline in fee income on mortgages sold due to a gradual slow down of mortgage refinancing activity. All other income declined for both the three- and nine-month periods due to gain on sale of assets recorded for the same period in 2003. Service charges on deposits and other commissions and fees showed growth

- ----------
(1) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(2) Net interest income divided by total earning assets compared to the same periods in 2003, while income on bank-owned life insurance declined when compared to the same periods in 2003 primarily as a result of a decline in interest rates.

Non-Interest Expenses

Total non-interest expenses decreased from $16.8 million in the first nine months of 2003 to $16.6 million in 2004, a decrease of $290,000. The largest component of non-interest expense, salaries and employee benefits, decreased moderately due to decreased full time equivalent staff, offset by increases in compensation and health care costs. Occupancy and equipment expenses increased by $199,000, the majority of which was due to increases in lease rental and property tax expenses. Other operating expenses decreased by $434,000, as the Company continues to monitor and control its spending.

For the third quarter of 2004, total non-interest expense decreased $187,000 from the level reported in the prior year quarter to $5.5 million. Salaries and employee benefits decreased $383,000 or 11.1% from the third quarter of 2003 as a result of compensation expense paid relating to a separation package for a former executive in 2003, offset partially by increases in health care costs. In the third quarter 2004, regulatory and professional fees increased $139,000, or 35.3%, to $533,000 as a result of the Company's requirements to meet new regulatory compliance guidelines. A moderate decline in all other operating expenses was offset by increases in office expenses and computer services.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three and nine months ended September 30, 2004 decreased by $1.0 million and $741,000, respectively, over the same periods in 2003. In 2003, an evaluation of nonperforming leases revealed that additional reserves were needed. Accordingly, additional provisions for loan and lease losses were recorded to adequately reserve for non-performing leases in the portfolio.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2004 was $885,000 and $2.4 million, respectively, or an effective rate of 30%. The increases of $286,000 and $489,000, respectively, over the corresponding periods in 2003 are primarily related to increases in earnings.

FINANCIAL CONDITION

ASSETS

Between December 31, 2003 and September 30, 2004 total assets increased $58.8 million to $811.9 million. The majority of the increase was attributable to growth in loans and leases, partially offset by a decrease in investment securities. Much of the growth in loans and leases was funded by growth in deposits.

Loans and Leases, Asset Quality and Allowance for Loan and Lease Losses

Gross Loans and Leases

Gross loans and leases increased from December 31, 2003 to September 30, 2004 by $65.8 million to $590.3 million. The increase resulted primarily from strong growth, particularly in nonresidential real estate, commercial loans and lease financing receivables.

The following table reflects the composition of the gross loan portfolio as of September 30, 2004 and December 31, 2003.

                                                                   September 30, 2004   December 31, 2003
                                                                   ------------------   -----------------
      Loans secured by one-to-four-family residential properties            $ 150,776           $ 148,121
      Loans secured by multi-family residential properties                     10,404              11,619
      Loans secured by nonresidential properties                              294,813             260,318
      Loans to individuals                                                      7,386               5,686
      Commercial loans                                                         50,109              37,532
      Construction loans                                                       41,888              37,640
      Lease financing receivables                                              34,476              23,181
      Other loans                                                                 474                 449
                                                                            ---------           ---------
           Total gross loans and leases                                       590,326             524,546
                 Less - unearned income                                          (885)               (747)
                                                                            ---------           ---------
          Total Loans and leases                                            $ 589,441           $ 523,799
                                                                            =========           =========

Asset Quality

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans past due 90 days and accruing and other real estate owned. At September 30, 2004, nonperforming loans and leases totaled $2.7 million or 0.45% of total gross loans, an increase of 2 basis points from the level reported at December 31, 2003. Of the total nonperforming loans, nonaccruing loans accounted for $2.4 million or 0.41% of total loans, as compared to $2.0 million or 0.38% of total loans at December 31, 2003. Loans past due 90 days or more and still accruing at September 30, 2004 decreased $27,000 to $286,000 compared to $313,000 at December 31, 2003.

Management believes asset quality continues to be strong as indicated by the low level of charge-offs and well-funded reserves for loan and lease losses. The Company maintains adequate reserves and believes that additional reserves are not required. Management continues to monitor the loan and lease portfolios closely.

The following table sets forth the composition of the Company's nonperforming assets which includes loans on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties, and loans contractually past due ninety days or more as to interest or principal payments.

The Company has no foreign loan exposure.

                                                                          September 30, 2004        December 31, 2003
                                                                          ------------------        -----------------
      Nonaccruing loans and leases                                                    $2,435                   $2,010
      Renegotiated loans                                                                 217                      252
                                                                                      ------                   ------
           Total nonperforming loans and leases                                        2,652                    2,262
      Loans past due 90 days and accruing                                                286                      313
      Other real estate owned                                                            849                      824
                                                                                      ------                   ------
           Total nonperforming assets                                                 $3,787                   $3,399
                                                                                      ======                   ======

      Nonperforming loans and leases to total gross loans and leases                    0.45%                    0.43%
      Nonperforming assets to total gross loans and leases                              0.64%                    0.65%
      Nonperforming assets to total assets                                              0.47%                    0.45%
      Allowance for loan and lease losses to nonperforming loans and
           leases                                                                     329.34%                  359.95%
      Allowance for loan and lease losses to nonperforming assets                     230.63%                  239.54%

For the nine months ended September 30, 2004 and for the year 2003, gross interest income of $149,000 and $104,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

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

The following table reflects the balance of impaired loans and the related allowance for loan and lease losses allocated at September 30, 2004 and December 31, 2003, respectively.

                                   September 30,      December 31,
                                            2004              2003
                                   -------------      ------------
      Impaired loans
           Recorded investment            $2,392            $2,100
           Valuation allowance               402               455

This valuation allowance is included in the allowance for loan losses on the Company's consolidated balance sheets.

The average recorded investment in impaired loans for the nine month period ended September 30, 2004 was $1.8 million compared to $2.1 million at December 31, 2003.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $30,000 for the nine-month period ended September 30, 2004.

Analysis of the Allowance for Loan and Lease Losses
- ---------------------------------------------------

Between December 31, 2003 and September 30, 2004, the allowance for loan and lease losses increased $592,000 to $8.7 million. The allowance constituted 1.48% and 1.55% of gross loans on September 30, 2004 and December 31, 2003, respectively. The provision for loan and lease losses added $962,000 for the nine-month period, while net charge-offs were $370,000. Management believes the allowance for loan losses at September 30, 2004 of $8.7 million or 230.6% of nonperforming assets is adequate.

The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified criticized loans and impaired loans and a general allowance allocated to homogeneous categories of loans.

The following table represents transactions affecting the allowance for loan and lease losses during the nine-month periods ended September 30, 2004 and 2003.

                                                            2004       2003
                                                          ------     ------
      Balance at beginning of period                      $8,142     $7,299
      Charge-offs:
        Commercial                                            43          7
        Lease financing receivables                        1,046      1,278
        Installment loans to individuals                       1          3
        Credit cards and related plans                         8          1
                                                          ------     ------
                                                           1,098      1,289

      Recoveries:
        Commercial                                           119         41
        Lease financing receivables                          597         13
        Real estate - mortgage                                 0         58
          Installment loans to individuals                     2          4
        Credit cards and related plans                        10          7
                                                          ------     ------
                                                             728        123
                                                          ------     ------

      Net charge-offs                                        370      1,166
      Provision charged to operations                        962      1,703
                                                          ------     ------

      Balance at end of period, September 30,             $8,734     $7,836
                                                          ======     ======
      Ratio of net charge-offs during the nine-month
        period to average loans and leases outstanding
        during the period                                   0.06%      0.26%

Investment Securities

Total investment securities decreased by a net amount of $10.4 million from December 31, 2003 to September 30, 2004. The decrease resulted primarily from $45.9 million of purchases of additional securities being more than offset by $56.3 million in prepayments, maturities and sales during the nine-month period. Securities available-for-sale totaled $130.2 million, a decrease of $22.2 million, while securities held-to-maturity increased $11.9 million to $14.6 million.

Cash

Cash and cash equivalents totaled $29.8 million at September 30, 2004, an increase of $611,000 over the amount reported at December 31, 2003.

LIABILITIES

Between December 31, 2003 and September 30, 2004, total liabilities increased by $54.3 million to $756.8 million. The increase is primarily attributable to a $49.5 million increase in total deposits. Federal funds purchased increased $6.0 million, partially offset by a $2.5 million decline in securities sold under agreements to repurchase.

Deposits

Total deposits increased $49.5 million to $610.2 million. The majority of the increase was attributable to a deposit promotion whereby the Company attracted institutional investors to invest in time deposits with varying maturities ranging from 3 months to 5 years.

Liquidity

The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. During the last two years, the Company has been liquid and its liquidity has been sufficient to meet loan demand and the possible outflow of deposits.

Sources of liquidity at September 30, 2004 totaled $166.5 million or 20.5% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest bearing due from banks. Other sources of funding include time deposits over $100 thousand which can be affected by the interest rates offered and FHLB advances. Additionally, liquidity can be derived from scheduled loan and investment payments of principal and interest as well as prepayments received.

As of September 30, 2004, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared with the amounts reported at December 31, 2003.

Capital Adequacy, Regulatory Capital Ratios and Dividends

The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Subsidiary Banks are subject to regulation by both the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking and Insurance (Department). Such regulators have promulgated risk-based capital guidelines that require the Company and its Subsidiary Banks to meet those guidelines which involve calculation of weighted measures of assets and certain off-balance sheet items (risk-adjusted assets), as prescribed under regulatory accounting practices.

Total shareholders' equity of $55.1 million at September 30, 2004 was 6.8% of total assets, an increase of $4.5 million compared with $50.6 million or 6.7% of total assets at December 31, 2003. Such an increase was primarily attributable to an increase in retained earnings and issuance of stock pursuant to the exercise of stock options during the nine-month period. The Company and the Subsidiary Banks remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth.

The following table sets forth selected regulatory capital ratios for the Company and the Subsidiary Banks and the required minimum regulatory ratios at September 30, 2004:

                                                                                                            To Be
                                                                                                       Well-Capitalized
                                                                                                         Under Prompt
                                                                                For Capital           Corrective Action
                                                          Actual             Adequacy Purposes            Provisions
                                                   --------------------     --------------------     --------------------
                                                   Amount        Ratio      Amount        Ratio      Amount        Ratio
                                                   -------       ------     -------       ------     -------       ------
      Total capital (to risk-weighted assets)
      Greater Community Bancorp                    $75,015       11.51%     $52,139        8.00%         N/A         N/A
      Greater Community Bank                        39,778       10.12       31,445        8.00      $39,306       10.00%
      Bergen Commercial Bank                        23,553       10.51       17,928        8.00       22,410       10.00
      Rock Community Bank                            5,735       18.81        2,439        8.00        3,049       10.00

      Tier 1 capital (to risk-weighted assets)
      Greater Community Bancorp                     59,375        9.11       26,070        4.00          N/A         N/A
      Greater Community Bank                        34,856        8.87       15,719        4.00       23,578        6.00
      Bergen Commercial Bank                        20,923        9.33        8,970        4.00       13,455        6.00
      Rock Community Bank                            5,352       17.55        1,220        4.00        1,830        6.00

      Tier 1 capital (to average assets)
      Greater Community Bancorp                     59,375        7.55       31,457        4.00          N/A         N/A
      Greater Community Bank                        34,856        7.09       19,665        4.00       24,581        5.00
      Bergen Commercial Bank                        20,923        8.14       10,282        4.00       12,852        5.00
      Rock Community Bank                            5,352       15.11        1,417        4.00        1,771        5.00

For the last three quarters of 2003 and the first quarter of 2004 the Company declared cash dividends at the rate of $0.11 per share, or an annual rate of $0.44 per share. During the second quarter of 2004 the Company increased the declared quarterly dividend to $0.12 per share, or an annual dividend rate of $0.48 per share. The combined effect of the Company's declaration of a 2.5% stock dividend during the second quarter of 2004 and the $0.01 per share increase in the quarterly cash dividend rate was to increase the annual return from cash dividends by 11.8%. The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue its current dividend policy of quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. In all of the year 2003 and during the first part of 2004, the Company, along with other financial institutions, has experienced a stable rate environment. However, in the second quarter of 2004, the Federal Reserve did effect an interest rate increase and will continue to monitor and adjust the future movement of interest rates.

The Company's decision to retain rather then selling the leases in the portfolio at Highland Capital Corp., its small- to medium-ticket equipment leasing and financing subsidiary, is presently creating a slightly negative effect on current earnings, but management believes that the impact of this decision will be favorable to earnings over the longer term.

The Company's interest rate risk profile is positioned in such a way that moderate fluctuations in interest rates in the near term will not materially impact the results of operations.

Because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results and there can be no guarantee regarding future overall results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company manages interest rate risk and market risk by identifying interest rate risk exposures using simulation analysis, economic value at risk and gap analysis models. There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2003 Form 10-K filed with the Securities and Exchange Commission.

Item 4 - Controls and Procedures
         -----------------------

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

Item 1 - Legal Proceedings
- --------------------------

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

Item 2 - Unregistered Sales of Equity and Use of Proceeds
- ---------------------------------------------------------

      None.

Item 3 - Defaults Upon Senior Securities
- ----------------------------------------

      None.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

      None.

Item 5 - Other information
- --------------------------

      (a)   None.

      (b) During the third quarter of 2004 the Board of Directors implemented a change in the procedure by which stockholders may recommend to the Board individuals to serve as nominees for election as directors. The change appears in the Company's Nominating and Corporate Governance Committee Charter. A copy of that Charter was attached to Form 8-K filed by the Company with the Securities and Exchange Commission on October 21, 2004.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

      (a)   Exhibits.
            ---------

                  An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

      (b)   Reports on Form 8-K.
            --------------------

                  On September 24, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the announcement of the Company declaring a cash dividend of $0.12 per share.

                  On October 21, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the Company's Board approving the Nominating and Corporate Governance Committee Charter.

                  On October 21, 2004, the Company Filed a Form 8-K with the Securities and Exchange Commission reporting the Company's announcement of its earnings for the third quarter ending September 30, 2004.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Greater Community Bancorp (registrant)


   Date: November 9, 2004         BY: /s/ Naqi A. Naqvi
                                          --------------------------------------
                                          Naqi A. Naqvi
                                          Senior Vice President, Treasurer & CFO
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                       ----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    EXHIBITS
                                    --------

                                       TO

                                    FORM 10-Q
                    For the quarter ended September 30, 2004
                    ----------------------------------------

                           Commission File No. 0-14294

                            Greater Community Bancorp
                            -------------------------

- --------------------------------------------------------------------------------

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

      31.1        Certification  of Chief  Executive  Officer dated  November 8,
                  2004

      31.2        Certification  of Chief  Financial  Officer dated  November 8,
                  2004

      32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated November 8, 2004