Form 10-K
period 2004-12-31
GREATER COMMUNITY BANCORP
filed 2005-03-16
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

            Commission file number 0-14294
                                   ---------------------------------------------

                            Greater Community Bancorp
            --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New Jersey                         22-2545165
            --------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

            55 Union Boulevard, Totowa, New Jersey          07512
            --------------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code (973) 942-1111
                                                               -----------------

      Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
                   NONE                         NASDAQ National Market
            -------------------        -----------------------------------------

      Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.50 per share
            --------------------------------------------------------------------
                                (Title of class)

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

      YES |X| NO |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2004 was approximately $93,631,015. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      The number of shares outstanding of the registrant's common stock as of February 28, 2005 was 7,587,464.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on April 19, 2005 is incorporated by reference into Part III, Items 10 through 13, inclusive.

                   GREATER COMMUNITY BANCORP AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 2004

                                                                                   PAGE
                                                                                   ----
PART I ...........................................................................    1

       ITEM 1  BUSINESS ..........................................................    1
       ITEM 2  PROPERTIES ........................................................    7
       ITEM 3  LEGAL PROCEEDINGS .................................................    7
       ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............    7

PART II ..........................................................................    8

       ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY RELATED
               STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .....    8
       ITEM 6  SELECTED FINANCIAL DATA ...........................................    9
       ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION ..............................................    9
       ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   21
       ITEM 8  FINANCIAL STATEMENTS ..............................................   22
       ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE ..........................................   51
       ITEM 9A CONTROLS AND PROCEDURES ...........................................   51
       ITEM 9B OTHER INFORMATION .................................................   51

PART III .........................................................................   51

       ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................   51
       ITEM 11 EXECUTIVE COMPENSATION ............................................   51
       ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS ........................   52
       ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................   52
       ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................   52

PART IV ..........................................................................   52

       ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ........................   52

SIGNATURES .......................................................................   53

EXHIBIT INDEX ....................................................................  E-1

                                     PART I
Item 1 BUSINESS
       --------

THE HOLDING COMPANY
-------------------

      Greater Community Bancorp (the "Company") is a business corporation incorporated in New Jersey in 1984. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At the end of 2001 the Company filed a declaration with the Federal Reserve to be designated as a "financial holding company" pursuant to the Gramm-Leach-Bliley Act of 1999 (the "1999 Act"). The 1999 Act permits a bank holding company to qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well managed, well capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. The Federal Reserve accepted the Company's declaration. (See "SUPERVISION AND REGULATION -- Financial Holding Company Regulation" below.)

      The Company's primary business activity is the ownership and operation of its three New Jersey commercial bank subsidiaries, Greater Community Bank ("GCB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB"), and its nonbank subsidiaries.

      During 2004, the Company continued to grow in assets in an increasingly competitive and volatile environment. As of December 31, 2004, the Company's consolidated assets were $825.4 million, as compared with consolidated assets of $753.1 million at December 31, 2003. Earnings for the year 2004 were $7.8 million or $1.02 per diluted share ($1.06 per basic share), an increase from $6.7 million or $0.87 per diluted share ($0.92 per basic share) in 2003. The Company declared total cash dividends of $0.47 per share and $0.42 per share during 2004 and 2003, respectively.

BANK SUBSIDIARIES
-----------------

      The Company's three bank subsidiaries ("Bank Subsidiaries") received their charters from the New Jersey Department of Banking & Insurance ("Department"). GCB commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. During 2004, GCB operated eight additional branches, of which six branches are located in Passaic County and two in Morris County, New Jersey. Three branches are located in Little Falls, two in Clifton, one at 100 Furler Street, Totowa, one in Lincoln Park and the eighth in Parsippany. GCB conducts a general commercial and retail banking business encompassing a wide range of traditional deposit and lending functions. It offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer installment loans. GCB also offers a broad variety of deposit accounts, including consumer and commercial checking accounts, NOW accounts, and savings and time deposits. It also offers other customary banking services.

      BCB commenced banking operations in 1988. BCB concentrates its operations in commercial lending and loans secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. Its main office is located at Two Sears Drive in Paramus, New Jersey. BCB has five additional branch offices in Bergen County, located in Hackensack, Hasbrouck Heights, Little Ferry, Wallington and Wood-Ridge.

      RCB commenced its banking operations in 1999. During December, 2004 its main office was moved from Glen Rock, New Jersey to Little Falls, New Jersey, and its former main office in Glen Rock became a branch office. RCB has primarily serviced Bergen County. RCB has offered a variety of banking services, including commercial and real estate lending, revolving credit arrangements and consumer loans, as well as traditional deposit services and other customary banking services. Regulatory applications were filed in early 2005 to approve a transfer of RCB's branch in Glen Rock to BCB.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary of GCB, engages in high quality vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing.

      GCB  operates a  securities  brokerage  business in its Greater  Community
Financial  division  ("GCF").  In  2003,  the  Company's   securities  brokerage
operations  were  transferred  from its nonbank  subsidiary,  Greater  Community
Financial, LLC to GCF. The assets and business of the securities brokerage operation are now operated as a division of GCB under the name of Greater
Community Financial. Under an agreement executed in 2003, Raymond James Financial Services, Inc. acts as GCF's registered broker-dealer.

      GCB and BCB each has a wholly-owned investment company nonbank subsidiary, a New Jersey corporation, formed to manage their respective investment portfolios. Each of the New Jersey investment companies in turn has a wholly-owned Delaware subsidiary that holds and manages its investment securities.

NONBANK SUBSIDIARIES
--------------------

      The Company directly owns three nonbank subsidiaries. GCB Realty, LLC ("Realty") was formed to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. BCB and four other tenants lease space in the building.

      GCB Capital Trust II (the "2002 Trust") was formed under the Business Trust Act of Delaware. The 2002 Trust's sole purposes were to issue and sell Trust Preferred Securities ("Preferred Securities") and Common Securities and use the sales proceeds to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. The Company owns all of the 2002 Trust's Common Securities. The Debentures are the 2002 Trust's sole assets and the Company's interest payments on the Debentures are the 2002 Trust's sole revenue. In June and July, 2002 the Company issued, through the 2002 Trust, 2,400,000 Preferred Securities, $10 face value per security, for total proceeds of $24 million. The Preferred Securities have an annual distribution rate of 8.45% payable quarterly. The Preferred Securities mature on June 30, 2032 but are callable at the Company's option on or after June 30, 2007. In July 2002, the Company used the net proceeds from the above transaction to call the 920,000 securities of 10% Trust Preferred Securities, $25 face value ("10% Preferreds"), that a similar trust created by the Company in 1997 had issued. The 2002 refinancing of the Preferred Securities reduced the Company's annual pre-tax interest expense by approximately $350,000.

      Greater Community Services, Inc. provides accounting,  data processing and
management    information   systems,   loan   operations   and   various   other
banking-related services at cost to the Bank Subsidiaries.

      REO  Fairfield,   LLC  ("REO"),  a  wholly-owned  nonbank  subsidiary  was
established in 2003. REO manages other real estate owned by the Company. It currently holds one property located in Passaic County, New Jersey.

RECENT LEGISLATION
------------------

      The Sarbanes-Oxley Act of 2002 ("SOA") is now having, and will in the future continue to have, a great impact on the corporate governance and financial statement preparation and reporting obligations of publicly held business entities such as the Company. This legislation contains far-reaching requirements relating to, among other things: certifications by an issuer's principal officers relating to the accuracy of financial disclosures and disclosure controls and procedures; the independence of auditors; the composition, specific duties and independence of audit committees of boards of directors; the manner in which audit committees obtain and process financial and related information; acceleration, over a period of years, of the time within which issuers must file annual and quarterly reports; an increase in the events required to be reported currently; and a dramatic acceleration of the time within which an issuer's "insiders" must report changes in beneficial ownership of the issuer's securities. The Company has put in place a sound program to comply with the SOA requirements and has allocated resources for continuous monitoring of the processes. It expects that continued compliance with this legislation will be time-consuming and expensive.

COMPETITION
-----------

      The Company, through its Bank Subsidiaries, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies and credit unions. A substantial number of offices of competing financial institutions are located within the Bank Subsidiaries' respective market areas. The past trend towards consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as the Bank Subsidiaries to compete with larger national and regional banking institutions. Several of the Bank Subsidiaries' competitors are affiliated with major banking and financial institutions that are substantially larger and have far greater financial resources than the Bank Subsidiaries.

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

SUPERVISION AND REGULATION
--------------------------

      The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business, limit its options to deploy assets and maximize income and may significantly limit the activities of institutions that do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and the Bank Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of stock of the Company's stock.

      The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank Subsidiaries. A number of other statutes, regulations and governmental policies have an impact on their operations. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Regulation
-------------------------------

      During 2004 the Company continued to be registered as a bank holding company and classified as a financial holding company under the Holding Company Act. As such, it is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulation by the Department.

      Federal Reserve policy requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 2004 the Company had approximately $6.8 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies requiring them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

Financial Holding Company Regulation
------------------------------------

      The 1999 Act removed long-standing legal barriers separating banks and securities firms, and facilitates affiliations of securities firms, insurance companies and banks. As a financial holding company effective in 2002, the Company may engage in any activity that the Federal Reserve determines to be financial in nature or incidental to such financial activity, or is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The 1999 Act provides that the following activities will be considered financial in nature: (a) lending, exchanging, transferring, investing for others or safeguarding money or securities; (b) insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent or broker for purposes of the foregoing, in any State; (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; (e) underwriting, dealing in or making a market in securities; (f) engaging in any activity that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto; (g) engaging in the United States in any activity that a bank holding company may engage in outside of the United States that the Federal Reserve has determined to be usual in connection with the transaction of banking or other financial operations abroad; (h) engaging through non-bank subsidiaries in various underwriting or merchant or investment banking activities; and (i) acquiring investment assets through insurance company affiliates in the ordinary course of an insurance company business.

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

      Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and performance under the CRA.

Community Reinvestment Act
--------------------------

      Under the CRA, the Bank Subsidiaries have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. GCB received a "satisfactory" CRA rating in its most recent examination. BCB and RCB were not subject to examination in 2004.

Bank Dividends
--------------

      New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 2004, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit parent companies of banks that are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC's permission. See "Holding Company Dividends and Stock Repurchases."

Restrictions On Intercompany Transactions
-----------------------------------------

      The Bank Subsidiaries are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates. Such restrictions prevent the Company and its affiliates from borrowing from the Bank Subsidiaries unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such transactions by each of the Bank Subsidiaries are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank Subsidiary's capital and surplus. As to the Company and all other affiliates, such transactions are limited to an aggregate of 20% of the Bank Subsidiary's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank Subsidiaries for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

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

Deposit Insurance
-----------------

      The Bank Subsidiaries are FDIC member institutions. As such, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank Subsidiaries are required to pay deposit insurance premiums to the FDIC.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts the FDIC determines necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Effective in 1997 the assessment rates ranged from 0.00% to 0.27% of deposits. The Bank Subsidiaries' deposit assessment rate was 0.00% in 2004 and 2003.

      The Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The rates established for GCB, BCB and RCB were .015% in 2004 and 2003.

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

      In late 2004, the FDIC advised the Company that Section 36 of the FDIC Act and Part 363 of the FDIC Rules and Regulations require management of every insured depository institution with total assets of at least $500 million at the beginning of its fiscal year to obtain an annual audit of its financial statements by an independent accountant reporting to the banking agencies on the effectiveness of the institution's internal control over financial reporting. In addition, it needs to obtain a report from an external auditor attesting to management's assertions about this internal control. GCB has exceeded such threshold and will be required to file such report with the FDIC and the Department within 90 days after the end of the fiscal year 2005.

Enforcement Powers
------------------

      The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Company or its Bank Subsidiaries are engaging in "unsafe or unsound banking practices." In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist orders, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties and other enforcement actions based upon the conduct of their relationships with the institutions.

      The FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances. In such a capacity the FDIC also has express authority to repudiate most contracts with such an institution that the FDIC determines to be burdensome or to promote the orderly administration of the institution's affairs. The FDIC also has authority to enforce contracts made by a depository institution notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment
of  a  conservator  or  receiver.   Insured
depository institutions also are prohibited from entering into contracts for goods, products or services that would adversely affect their safety and soundness.

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

      The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios, supplementary capital is limited to no more than 100% of core capital, and the aggregate amount of certain types of supplementary capital is limited. These regulations also limit the allowance for loan and lease losses which may be included as capital to 1.25% of total risk-weighted assets.

      At December 31, 2004, the Company's total risk-based  capital and leverage
capital  ratios  were  11.73%  and  7.99%,  respectively.   The  minimum  levels
established by the regulators for these measures are 8% and 4%, respectively.

      FDICIA requires federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of an institution that does not satisfy the capital standards. Under FDICIA and its prompt corrective action regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to meet the minimum capital requirements.

      Under the FDIC's prompt corrective action regulations, a "well-capitalized" bank is one that is not subject to a regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a leverage ratio of 5%. An "adequately-capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4% and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. A bank falling within any of the three "undercapitalized" categories will be subject to increased monitoring by the appropriate federal banking regulator and other restrictions.

EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION
--------------------------------------------------------------------

      The  Company's   earnings  are  and  will  be  affected  by  domestic  and
international economic conditions and the monetary and fiscal policies of the United States and foreign governments and their agencies.

      The Federal Reserve's monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve has a major effect on the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of nonearning reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

EMPLOYEES
---------

      As of December 31, 2004, the Company employed a total of 212 employees, including 185 full-time employees. Management considers relations with employees to be satisfactory.

Item 2 PROPERTIES
       ----------

      The Company does not directly own or lease any land, buildings or equipment. One of the Company's nonbank subsidiaries, Realty, owns a property in Bergen County, New Jersey. GCB owns three properties in Passaic County, New Jersey and BCB owns three properties in Bergen County, New Jersey.

      GCB leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such space is owned by a limited liability company of which the Company's chairman and former chairman emeritus are members. GCB also leases space for its branches located in Totowa, Little Falls, Clifton, Lincoln Park and Parsippany, New Jersey, and leases office space in Montclair, New Jersey.

      BCB leases its main office space at Two Sears Drive, Paramus, New Jersey, from Realty. BCB also leases space for its branches in Hackensack and Wallington, New Jersey. BCB owns the space for its branches located in Hasbrouck Heights, Little Ferry and Wood-Ridge, New Jersey.

      RCB leases its main office space at 7 Center Avenue, Little Falls, New Jersey and its branch office space (formerly its main office) in Glen Rock, New Jersey. Sinabaldo Leone, Jr., a director of RCB, owns the leased Glen Rock premises.

      In the opinion of management, all such leased properties are adequately insured and leased at fair rentals.

      Further information about the lease obligations of the Company and its subsidiaries is contained in Note 13 of the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2004 (Item 8 - Financial Statements).

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

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

      No matter was submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5 MARKET FOR  REGISTRANT'S COMMON EQUITY, RELATED  STOCKHOLDER  MATTERS AND
       -------------------------------------------------------------------------
       ISSUER PURCHASES OF EQUITY SECURITIES
       -------------------------------------

      The Company's common stock was held by approximately 1,011 holders of record on December 31, 2004, and is traded on the NASDAQ National Market under the symbol GFLS.

      The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of stock dividends of 2.5% paid in both 2004 and 2003.

                                              Market Quotations
                                              -----------------     Cash
                                                                  Dividends
                                              High        Low     Declared
                                              -----      -----    ---------
            Year Ended December 31, 2003
                 First Quarter                15.51      15.32     $0.094
                 Second Quarter               16.74      16.31      0.107
                 Third Quarter                15.09      15.73      0.107
                 Fourth Quarter               16.80      16.38      0.107

            Year Ended December 31, 2004
                 First Quarter                17.06      15.37      0.107
                 Second Quarter               15.71      13.55      0.12
                 Third Quarter                14.44      13.81      0.12
                 Fourth Quarter               16.42      13.94      0.12

      The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. Management does not expect any such restrictions to apply so long as the Company and the Bank Subsidiaries continue to operate profitably.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

----------------------------  -----------------------------  --------------------------------  ----------------------------------
Plan Category                   Number of securities to be    Weighted average exercise price    Number of securities remaining
                                 issued upon exercise of     of outstanding options, warrants    available for future issuance
                              outstanding options, warrants              and rights              under equity compensation plans
                                        and rights                                             (excluding securities reflected in
                                                                                                           column (a)
Stock Option Plans                         (a)                              (b)                                (c)
----------------------------  -----------------------------  --------------------------------  ----------------------------------
Equity compensation plans
approved by security holders             519,349                          $  8.47                           133,068

Equity compensation plan not
approved by security holders                 n/a                              n/a                               n/a
                                         -------                          -------                           -------
Total                                    519,349                          $  8.47                           133,068
                                         =======                          =======                           =======

Item 6 SELECTED FINANCIAL DATA
       -----------------------

      The selected consolidated financial highlights of the Company set forth below should be read in conjunction with the more detailed information included in the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operation, appearing elsewhere herein.

                                                                        Years ended December 31,
                                                      ------------------------------------------------------------
                                                        2004         2003         2002         2001         2000
                                                      --------     --------     --------     --------     --------
                                                                 (in thousands, except per share data)
      Summary of Operations:
          Total interest income ..................    $ 40,250     $ 37,906     $ 40,905     $ 42,775     $ 41,458
          Total interest expense .................      12,599       12,244       14,686       20,497       20,664
          Net interest income ....................      27,651       25,662       26,219       22,278       20,794
          Provision for loan and lease losses ....       1,169        2,065          996          885        1,048
          Non-interest income ....................       6,489        7,948        7,319        6,515        6,167
          Non-interest expense ...................      21,251       22,025       21,676       18,664       18,290
          Income before income taxes .............      11,720        9,520       10,866        9,244        7,623
          Provision for income taxes .............       3,934        2,786        3,353        3,164        2,793
          Net Income .............................       7,786        6,734        7,513        6,080        4,830
      Per Common Share Data: (1)
          Earnings Per Share--Basic ..............    $   1.06     $   0.92     $   1.02     $   0.83     $   0.66
          Earnings Per Share--Diluted ............        1.02         0.87         0.96         0.79         0.64
          Cash dividends per common share ........        0.47         0.42         0.36         0.29         0.25
          Stock dividends per common share .......         2.5%         2.5%           5%           5%           5%
          Book value per common share ............    $   7.74     $   7.04     $   6.98     $   6.23     $   5.49
      Selected Operating Ratios:
          Return on average assets ...............        0.98%        0.91%        1.09%        0.95%        0.84%
          Return on average equity ...............       14.28%       13.15%       15.29%       14.18%       13.43%
          Interest rate spread ...................        3.29%        3.25%        3.48%        2.93%        3.13%
          Net interest margin ....................        3.78%        3.75%        4.10%        3.79%        3.98%
      Financial Condition Data:
          Total Assets ...........................    $825,363     $753,125     $719,867     $660,839     $607,305
          Cash and cash equivalents ..............      32,322       29,233       37,133       46,997       56,292
          Investment securities ..................     132,045      155,239      192,195      151,906      138,153
          Total Loans, net .......................     602,274      515,657      436,044      404,250      366,139
          Allowance for loan and lease losses ....       8,918        8,142        7,298        6,320        5,657
          Total Deposits .........................     603,951      560,713      544,043      484,623      465,245
          Other borrowings .......................     154,771      134,747      115,728      115,347       90,020
          Shareholders' equity ...................      58,615       50,570       51,498       46,112       40,231
      Capital Ratios:
          Equity to assets .......................        7.10%        6.71%        7.15%        6.98%        6.62%
          Total risk-based capital ratio .........       11.73%       11.96%       13.77%       13.89%       13.88%
          Tier I risk-based capital ratio ........        9.52%        9.03%       10.58%       10.70%       10.14%
          Leverage ratio .........................        7.99%        7.09%        7.38%        7.23%        7.10%

           (1) Per share data has been adjusted to reflect stock dividends.

Item 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
       -------------------------------------------------------------------------
       OF OPERATION
       ------------

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operation for each of the past three years and its financial condition at the end of each of the past two years. In order to appreciate this analysis fully, the reader is encouraged to review the consolidated financial statements, notes and statistical data presented in this annual report. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

      This  Form  10-K,  both in this  MD&A  section  and  elsewhere  (including documents incorporated by reference herein), contains both historical information and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "projected," "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Bank Subsidiaries to generate deposits, loans and leases and attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

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

Results of Operations: Years Ended December 31, 2004, 2003 and 2002

      In 2004, the Company recorded earnings of $7.8 million or $1.02 per diluted share, an increase of 15.6% from 2003. In 2003, the Company earned $6.7 million or $0.87 per diluted share, a decrease of 10.4% from the $7.5 million or $0.96 per diluted share earned during 2002.

      Net income for the year ended December 31, 2004 increased as a result of an increase in average earning assets. In addition, non-interest expense declined 3.5% for the year 2004 compared with 2003.

Average Balances and Net Interest Income

      Net interest income, the primary source of the Company's results of operations, is the difference between interest, dividends and fees earned on loans and other earning assets, and interest paid on interest-bearing liabilities. Earning assets include loans to businesses and individuals, investment securities, interest-bearing deposits with banks and federal funds sold in the interbank market. Interest-bearing liabilities include interest-bearing demand, savings, time deposits and borrowings. Net interest income is determined by the difference between the yields earned on earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

      The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity including the amount of interest income and expense on related items, and the average yields and rates for the years ended December 31, 2004, 2003 and 2002. The yields are not shown on a fully tax-equivalent basis.

Average Balance Sheet, Interest Income and Expense and Average Interest Rates

                                                                                For the Years Ended
                                               -------------------------------------------------------------------------------------
                                                          December 31, 2004                           December 31, 2003
                                               -----------------------------------------   -----------------------------------------
                                                Average       Interest         Average      Average       Interest         Average
                                                Balance      Earned/Paid      Yield/Rate    Balance      Earned/Paid      Yield/Rate
                                               ---------     -----------      ----------   ---------     -----------      ----------
                                                                              (dollars in thousands)
ASSETS
Earning Assets:
Investment securities .......................  $ 145,726      $   5,574          3.82%     $ 186,218      $   6,289          3.38%
Due from banks - interest-bearing ...........      7,060            205          2.90%         9,849            243          2.47%
Federal funds sold ..........................     22,753            238          1.05%        16,060            187          1.16%
Loans (1) ...................................    556,111         34,233          6.16%       467,735         31,187          6.60%
                                               ---------      ---------                    ---------      ---------
    Total earning assets ....................    731,650         40,250          5.50%       679,862         37,906          5.54%
Less: Allowance for loan and
       lease losses .........................     (8,604)            --                       (7,644)            --
All other assets ............................     70,507             --                       67,755             --
                                               ---------      ---------                    ---------      ---------
Total assets ................................  $ 793,553      $  40,250                    $ 739,973      $  37,906
                                               =========      =========                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
    Savings and interest-bearing checking ...  $ 269,382      $   2,059          0.76%     $ 259,974      $   2,080          0.80%
    Time deposits ...........................    177,795          3,883          2.18%       153,835          3,596          2.34%
    Federal funds and
       other borrowings(2) ..................     98,841          4,629          4.68%        96,923          4,537          4.68%
    Subordinated debt .......................     24,000          2,028          8.45%        24,000          2,031          8.45%
                                               ---------      ---------                    ---------      ---------
       Total interest-bearing liabilities ...    570,018         12,599          2.21%       534,732         12,244          2.29%
Non interest-bearing deposits ...............    161,400             --                      146,995             --
Other liabilities ...........................      7,614             --                        7,023             --
Shareholders' equity ........................     54,521             --                       51,223             --
                                               ---------      ---------                    ---------      ---------
  Total liabilities and
    Shareholders' equity ....................  $ 793,553      $  12,599                    $ 739,973      $  12,244
                                               =========      =========                    =========      =========
NET INTEREST INCOME .........................                 $  27,651                                   $  25,662
                                                              =========                                   =========
NET INTEREST MARGIN (3) .....................                                    3.78%                                       3.75%
                                                                                 ====                                        ====

                                                        For the Years Ended
                                               -----------------------------------------
                                                          December 31, 2002
                                               -----------------------------------------
                                                Average        Interest        Average
                                                Balance      Earned/Paid      Yield/Rate
                                               ---------     -----------      ----------
                                                       (dollars in thousands)
ASSETS
Earning Assets:
Investment securities .......................  $ 176,455      $   8,057          4.57%
Due from banks - interest-bearing ...........     14,846            511          3.44%
Federal funds sold ..........................     25,864            425          1.64%
Loans (1) ...................................    418,804         31,912          7.59%
                                               ---------      ---------
    Total earning assets ....................    635,969         40,905          6.42%
Less: Allowance for loan and
       lease losses .........................     (6,651)            --
All other assets ............................     61,968             --
                                               ---------      ---------
Total assets ................................  $ 691,286      $  40,905
                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
    Savings and interest-bearing checking ...  $ 224,630          3,139          1.40%
    Time deposits ...........................    154,577          4,859          3.14%
    Federal funds and
       other borrowings(2) ..................     95,603          4,520          4.73%
    Subordinated debt .......................     24,112          2,168          8.99%
                                               ---------      ---------
       Total interest-bearing liabilities ...    498,922         14,686          2.94%
Non interest-bearing deposits ...............    135,840             --
Other liabilities ...........................      7,385             --
Shareholders' equity ........................     49,139             --
                                               ---------      ---------
  Total liabilities and
    Shareholders' equity ....................  $ 691,286      $  14,686
                                               =========      =========
NET INTEREST INCOME .........................                 $  26,219
                                                              =========
NET INTEREST MARGIN (3) .....................                                    4.10%
                                                                                 ====

(1) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans, and net deferred loan fees and costs.

(2) Includes federal funds purchased, securities sold under agreements to repurchase and FHLB advances.

(3)   Net interest income divided by total earning assets.

Net Interest Income

      Net interest income is the largest source of the Company's operating income. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets and interest-bearing liabilities, related yields and associated funding costs.

      Net interest income was $27.7 million in 2004, a $2.0 million or 7.8% increase compared to 2003. Interest and fee income on loans during 2004 increased by $3.0 million from 2003 as a result of a 18.9% increase in average total loans. In spite of the interest rate increases during 2004, the average yield on loans declined 44 basis points to 6.16% in 2004 compared to 6.60% in 2003 as a result of competitive pricing. Loans represented 76.0% and 68.8% of average earning assets for 2004 and 2003, respectively. Interest earned on investment securities during 2004 decreased by $715,000 or 11.4% compared to 2003. The average yield on investment securities increased by 44 basis points in 2004 over 2003, despite a 21.7% decline in average volume during 2004 over 2003. The average yield on securities was 3.82% for 2004 compared to 3.38% for the prior year. Investments represented 19.9% of average earning assets in 2004. Interest income on federal funds sold and deposits with banks during 2004 reflected a moderate increase compared to 2003 as a result of a $3.9 million, or 15.1% increase in average federal funds sold and deposits with banks. Federal funds sold and deposits with banks represented 4.1% and 3.8% of average earning assets at December 31, 2004 and 2003, respectively.

      In 2003,  net  interest  income  was $25.7  million,  a  $557,000  or 2.2%
decrease compared to 2002. Interest and fee income on loans during 2003 decreased by $722,000 from 2002 despite a 11.7% increase in average total loans. The average yield on loans decreased to 6.67% in 2003 compared to 7.62% in 2002 as a result of repricing of loans at prevailing rates. Loans represented 68.8% and 65.9% of average earning assets for 2003 and 2002, respectively. Interest earned on investment securities during 2003 decreased by $1.8 million, or 21.9% compared to 2002. Although average investment securities increased 5.5% in 2003 over 2002, interest income from securities decreased, largely due to declining yields during 2003 over 2002. The average yield on securities was 3.38% for 2003 compared to 4.57% for 2002. Investments represented 27.4% of average earning assets in 2003. Interest income on federal funds sold and deposits with banks during 2003 decreased by $506,000, or 54.1%, compared to 2002 as a result of a $14.8 million, or 36.4%, decrease in average federal funds sold and deposits with banks, coupled with a decrease in the average yield on federal funds sold from 1.64% in 2002 to 1.16% in 2003. Federal funds sold and deposits with banks represented 3.8% and 6.4% of average earning assets at December 31, 2003 and 2002, respectively.

      Interest expense for 2004 increased by $355,000 or 2.9% from 2003. Interest expense on deposits and short-term borrowings increased by $266,000 and $92,000, respectively, primarily due to increases in average volume during 2004. Interest expense on long-term borrowings was almost unchanged. For the year 2004 the average interest rate paid decreased by 8 basis points compared to 2003.

      Interest expense for the year ended December 31, 2003 decreased by $2.4 million or 16.6% from 2002. Interest expense on deposits decreased by $2.3 million primarily due to lower interest rates during 2003, while interest expense on long-term borrowings decreased by $137,000 due to refinancing of the trust preferred securities during the second half of 2002. Interest on short-term borrowings increased moderately. For the year 2003 the average interest rate paid decreased by 65 basis points compared to 2002.

      Average interest-bearing deposits comprised 78.4% in 2004, 77.4% in 2003, and 76.0% in 2002 of the Company's total funding sources, with the balance comprised of short- and long-term funding.

      The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 3.78%, 3.75% and 4.10% for the years ended December 31, 2004, 2003 and 2002, respectively.

Rate/Volume Analysis

      The following table sets forth the changes in interest income and expense as they relate to changes in volume and rate for the years ended December 31, 2004 and 2003 compared to the prior years. Because of numerous simultaneous balance and rate changes during the periods indicated, it is difficult to allocate the changes precisely between balances and rates. For purposes of this table, changes that are not due solely to changes in balances or rates are allocated between such categories based on the average percentage changes in average balances and average rates.

                                                              2004 Compared to 2003                  2003 Compared to 2002
                                                               Increase (Decrease)                    Increase (Decrease)
                                                        ---------------------------------      ---------------------------------
                                                         Volume        Rate         Net         Volume        Rate         Net
                                                        -------      -------      -------      -------      -------      -------
                                                                                     (in thousands)
   Interest Earned On:
       Loans ......................................     $ 5,440      $(2,394)     $ 3,046      $ 3,312      $(4,037)     $  (725)
       Investment securities ......................      (1,549)         834         (715)         337       (2,105)      (1,768)
       Other earning assets .......................         (11)          24           13         (238)        (268)        (506)
                                                        -------      -------      -------      -------      -------      -------
           Total earning assets ...................     $ 3,880      $(1,536)     $ 2,344      $ 3,411      $(6,410)     $(2,999)
                                                        =======      =======      =======      =======      =======      =======
   Interest Paid On:
       Savings and interest-bearing checking ......     $    72      $   (93)     $   (21)     $   283      $(1,342)     $(1,059)
       Time deposits ..............................         523         (236)         287          (22)      (1,241)      (1,263)
       Borrowings (1) .............................         104          (15)          89           66         (186)        (120)
                                                        -------      -------      -------      -------      -------      -------
           Total interest-bearing liabilities .....     $   699      $  (344)     $   355      $   327      $(2,769)     $(2,442)
                                                        =======      =======      =======      =======      =======      =======

      (1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and subordinated debt.

Provision for Loan and Lease Losses

      The Company recorded a provision for loan and lease losses of $1.2 million in 2004 compared with $2.1 million in 2003. The year-to-year decrease was primarily due to the recording in the prior year of an additional provision to adequately reserve for nonperforming leases in its lease portfolio.

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

      The Bank Subsidiaries and HCC monitor their allowances for loan and leases losses and may make future adjustments to the allowances through the provision for loan and lease losses as economic conditions dictate. Although the respective subsidiaries maintain their loan and lease loss allowances at levels they consider adequate to provide for the inherent risk of loss in their loan and lease portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan and lease losses will not be required in future periods. In addition, the subsidiaries' determinations as to the amount of their allowances for possible loan and lease losses are subject to review by the FDIC and the Department as part of their respective examination processes. Such reviews may result in the establishment of an additional allowance based upon those regulators' judgments after a review of the information available at the times of their examinations.

Non-interest Income

      Non-interest income for the year 2004 was $6.5 million compared with $7.9 million for 2003, reflecting a decrease of $1.5 million or 18.4% over 2003. The decline in non-interest income was primarily due to a $1.1 million, or 48.5%, decline in gains on sales of investment securities coupled with a $339,000, or 28.5%, decline in all other income which was primarily attributable to a non-recurring gain on sale of assets reported in 2003. In addition, loan fee income and bank-owned life insurance income declined

$78,000 and $101,000, respectively, partially offset by increases in other commissions and fees and service charges on demand deposits. Non-interest income represented 19.0% of total income (net interest income plus non-interest income) in 2004.

      Total non-interest income was $7.9 million in 2003, representing 23.6% of total income, compared with $7.3 million and 21.8%, respectively, in 2002. The increase of $629,000 or 8.6% over 2002 was primarily due to increases of $983,000, $364,000 and $349,000 from gains on sales of investment securities, fee income on mortgage loans sold and service charges on deposit accounts, respectively, partially offset by a $1.0 million decline in gains on sale of leases. Included in the non-interest income were $270,000 in gains on sale of assets resulting from the sale of real estate, $372,000 in automated teller machine fees and $269,000 in rental income.

Non-interest Expense

      Total non-interest expense decreased $774,000 or 3.5% to $21.3 million in 2004 compared with 2003. Of the total decrease, salaries and employee benefits accounted for $658,000 or 5.3%. After adjusting 2003 for a one-time severance payment to a former executive, salaries and benefits decreased 2.5%. The net decrease in salaries and benefits resulted from significant deferred loan
origination  costs  represented  by  capitalized   compensation   costs  due  to
substantial loan originations in 2004, offset by normal salaries increases during 2004. Increases in occupancy and equipment expense accounted for $200,000 as a result of increases in building and equipment maintenance costs and property tax expenses. Regulatory and professional fees increased by $136,000 primarily as a result of the Company's requirements to comply with new regulatory guidelines. Other operating expenses decreased $513,000 as the Company continues to monitor and control its spending.

      Total non-interest expense in 2003 increased $349,000 or 1.6% to $22.0 million, compared with 2002. During 2002, the Company recorded a $1.0 million write-off of the unamortized portion of the financing cost of trust preferred securities. Excluding the $1.0 million charge, non-interest expense for 2003 increased $1.4 million or 6.7% over 2002. The year to year increase in expense was attributable to the Company's growth while being committed to continually emphasize expense efficiencies. Of the total increase, increases in salaries and employee benefits accounted for $1.5 million or 13.7% (of which $360,000 was attributable to a separation package for a former executive), and an increase in occupancy and equipment expense accounted for $172,000. These increases were partially offset by decreases in other operating expenses and office expense of $344,000 and $44,000, respectively.

Income Taxes

      The Company recorded income tax provisions of $3.9 million, $2.8 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's respective effective tax rates were 34%, 29% and 31% for such years. The increase in the effective tax rate for 2004 was the result of a shift in pre-tax income to subsidiaries which are subject to higher state income taxes as well as a change in certain tax estimates previously recorded.

Financial Condition

      The Company's performance for 2004 was highlighted by continued loan growth, particularly in the commercial mortgage portfolio. At December 31, 2004, the Company's total assets were $825.4 million, an increase of $72.2 million or 9.6% over December 31, 2003. Gross loans increased by $87.4 million, or 16.7%, reflecting increased loan demand, while investment securities and federal funds sold decreased by $23.2 million and $630,000, respectively. Interest-bearing due from banks increased $267,000. The increase in loans was funded by proceeds from maturities of investment securities and increases in total deposits and short-term borrowings.

      A key element of the Company's consistent performance is its strong capital base. The Company's risk-based capital ratios at December 31, 2004 were 9.52% and 11.73% for Tier 1 capital and total risk-based capital, respectively, substantially exceeding the minimum requirements under regulatory guidelines.

      At December 31, 2003, the Company's total assets were $753.1 million, an increase of $33.3 million or 4.6% over December 31, 2002. Gross loans increased by $80.5 million, reflecting increased loan demand. Investment securities, federal funds sold and interest-bearing due from banks decreased by $37.0 million, $7.7 million and $1.9 million, respectively. The increase in loans was also supported by increases in total deposits and borrowings.

Investment Securities

      At December 31, 2004, the investment securities portfolio totaled $132.0 million, a decrease of $23.2 million or 14.9% from December 31, 2003. Investment securities at December 31, 2003 decreased by $37.0 million or 19.3% compared to December 31, 2002. The decreases in both 2004 and 2003 were primarily related to sales, maturities and principal paydowns and the subsequent use of proceeds to meet loan demand.

      The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 2004, 2003 and 2002.

                                                                         December 31,
                                             ---------------------------------------------------------------------
                                                     2004                    2003                    2002
                                             ---------------------   ---------------------   ---------------------
                                                                        (in thousands)
                                             Amortized      Fair     Amortized      Fair     Amortized      Fair
                                                Cost        Value       Cost        Value       Cost        Value
                                             ---------    --------   ---------    --------   ---------    --------
   Available-for-sale:
   U.S. Treasury and U.S Government
     agencies securities .................    $ 23,698    $ 23,567    $ 27,572    $ 27,749    $ 22,823    $ 23,237
   State and political subdivisions ......      12,744      12,754      13,272      13,241       4,536       4,595
   Other debt and equity securities ......      20,779      24,546      23,953      28,356      25,860      29,413
   Mortgage-backed securities ............      51,352      50,973      83,528      83,167     128,057     129,630
                                              --------    --------    --------    --------    --------    --------
         Total available-for-sale ........    $108,573    $111,840    $148,325    $152,513    $181,276    $186,875
                                              --------    --------    --------    --------    --------    --------
   Held-to-maturity:
   U.S. Treasury and  U.S. Government
     agencies securities .................    $ 17,395    $ 17,293    $  1,000    $    985    $  1,000    $  1,003
   State and political subdivisions ......       2,786       2,786       1,689       1,689       4,120       4,120
   Mortgage-backed securities ............          24          25          37          38         200         204
                                              --------    --------    --------    --------    --------    --------
         Total held-to-maturity ..........    $ 20,205    $ 20,104    $  2,726    $  2,712    $  5,320    $  5,327
                                              --------    --------    --------    --------    --------    --------
         Total investment securities .....    $128,778    $131,944    $151,051    $155,225    $186,596    $192,202
                                              ========    ========    ========    ========    ========    ========

      During 2004, the Company realized net gains of $1.1 million from the sale of $2.5 million in investment securities. In 2003, the Company realized net gains of $2.2 million from the sale of $11.3 million in investment securities. Included in shareholders' equity at December 31, 2004 is accumulated other comprehensive income in the amount of $1.8 million, a decrease of $728,000 or 28.6% from the end of 2003. The Company had no investment securities held for trading purposes at December 31, 2004 or 2003.

      The following table reflects average yields, amortized costs and fair values of the Company's investment securities by maturity.

                                                                      December 31, 2004
                                                               --------------------------------
                                                               Average   Amortized       Fair
                                                                Yield       Cost         Value
                                                               -------   ---------     --------
                                                                   (dollars in thousands)
            Available-for-sale:
            Due in one year or less ...................         2.31%     $  3,562     $  3,554
            Due after one year through five years .....         3.10        21,280       21,148
            Due after five years through ten years ....         3.93         4,542        4,451
            Due after ten years .......................         4.10         7,058        7,168
            Mortgage-backed securities ................         4.81        51,352       50,973
            Other debt and equity securities ..........          n/a        20,779       24,546
                                                                          --------     --------

                 Total available-for-sale .............                   $108,573     $111,840
                                                                          ========     ========

            Held-to-maturity:
            Due in one year or less ...................         2.35%     $  3,786     $  3,782
            Due after five years through ten years ....         3.20        16,395       16,297
            Mortgage-backed securities ................         5.18            24           25
                                                                          --------     --------
                  Total held-to-maturity ..............                     20,205       20,104
                                                                          --------     --------

                  Total investment securities .........                   $128,778     $131,944
                                                                          ========     ========

Loan Portfolio

      Loan growth during 2004 occurred primarily in loans secured by nonresidential properties and commercial loans. The growth reflected the Company's aggressive business development programs and capitalizing upon new opportunities. The gross loan portfolio at December 31, 2004 totaled $611.2 million, an increase of $87.0 million over the December 31, 2003 reported amount. Average loans for 2004 increased $88.4 million, while the average yield on loans decreased by 51 basis points from 2003 as a result of a highly competitive environment.

      Loans outstanding of $523.8 million at December 31, 2003 increased $80.5 million from year-end 2002 primarily due to increased loan demand in the Company's primary market areas.

      The following table summarizes the components of the gross loan portfolio at the dates indicated.

                                                                                              December 31,
                                                                      -------------------------------------------------------------
                                                                         2004         2003         2002         2001         2000
                                                                      ---------    ---------    ---------    ---------    ---------
                                                                                             (in thousands)
      Loans secured by one-to-four-family residential properties ...  $ 147,557    $ 148,121    $ 142,677    $ 146,450    $ 145,310
      Loans secured by multi-family residential properties .........     10,349       11,619       12,861       13,039       15,049
      Loans secured by nonresidential properties ...................    311,568      260,318      203,501      181,959      149,304
      Loans to individuals .........................................      5,872        5,686        8,843        8,491       10,639
      Commercial loans .............................................     52,973       37,532       33,859       38,467       32,212
      Construction loans ...........................................     44,687       37,640       24,339       14,054       13,014
      Lease financing receivables ..................................     37,826       23,181       17,058        7,306        6,576
      Other loans ..................................................        754          449          957        1,643          532
                                                                      ---------    ---------    ---------    ---------    ---------
          Total gross loans ........................................    611,586      524,546      444,095      411,409      372,636
             Less: Unearned fees ...................................       (394)        (747)        (753)        (839)        (840)
                                                                      ---------    ---------    ---------    ---------    ---------
          Total loans ..............................................  $ 611,192    $ 523,799    $ 443,342    $ 410,570    $ 371,796
                                                                      =========    =========    =========    =========    =========

      Much of the Company's lending activity is focused in northern New Jersey, with the exception of the out-of-state lease receivables portfolio. At December 31, 2004 there was no concentration of loans and leases exceeding 10% of the total loan and lease portfolio other than loans that are secured by real estate. Borrower concentrations are considered to exist when there are amounts loaned or leased to borrowers engaged in similar activities which could similarly impact them should there be a change in economic condition. Efforts are made to maintain a diversified portfolio as to type of borrower to guard against a significant downturn of the economy. The Company does not engage in foreign loans and leases.

      The following table sets forth the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 2004. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

                                                                                   December 31, 2004
                                                                     -----------------------------------------------
                                                                      Within        1 - 5       Over 5
                                                                      1 Year        Years        Years        Total
                                                                     --------     --------     --------     --------
                                                                                     (in thousands)
            Loans with predetermined interest rates:
              Loans secured by nonresidential properties             $ 13,560     $ 26,725     $ 89,994     $130,279
              Commercial loans                                          7,961       17,351          991       26,303
              Lease financing receivables                              12,821       24,503          502       37,826
              Real estate construction                                  8,788        2,038           --       10,826
                                                                     --------     --------     --------     --------
                   Total loans with predetermined interest rates       43,130       70,617       91,487      205,234
            Loans with floating interest rates:
              Loans secured by nonresidential properties                9,997       11,488      159,804      181,289
              Commercial loans                                         18,691        6,083        1,896       26,670
              Real estate construction                                 16,722       16,800          339       33,861
                                                                     --------     --------     --------     --------
                 Total loans with floating interest rates              45,410       34,371      162,039      241,820
                                                                     --------     --------     --------     --------
                       Total gross loans                             $ 88,540     $104,988     $253,526     $447,054
                                                                     ========     ========     ========     ========

Asset Quality

      Various degrees of risk are associated with substantially all investing activities. The senior lending officers of GCB, BCB and RCB are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these policies and procedures. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions that reduce credit demand among qualified borrowers, are also important determinants of the risk inherent in lending.

      Management's monitoring of the loan and lease portfolio's asset quality is assisted by the classification of nonperforming assets which include past due, nonaccruing and renegotiated loans and other real estate.

      Past Due, Nonaccruing and Renegotiated Loans. It is the Company's policy to review monthly all loans and leases that are past due as to principal or interest. The accrual of interest income on loans and leases is discontinued when it is determined that such loans or leases are either doubtful of collection or are involved in a protracted collection process. Uncollected interest is reversed on loans or leases placed on nonaccrual status.

      Management believes that the asset quality is sound and has stabilized, especially in the lease financing receivables portfolio. During 2003, the Company took action to lower the risk profile of its leasing business to improve the overall quality of the lease portfolio. The Company maintains adequate reserves and believes additional reserves are not required. It will continue to monitor the loan and lease financing portfolios closely.

      The  following   table   summarizes  the   composition  of  the  Company's
nonperforming assets and related asset quality ratios as of the dates indicated:

                                                                                       December 31,
                                                                  ------------------------------------------------------
                                                                   2004        2003        2002        2001        2000
                                                                  ------      ------      ------      ------      ------
                                                                                  (dollars in thousands)
      Nonaccruing loans and leases ..........................     $2,511      $2,010      $2,767      $1,373      $1,281
      Renegotiated loans ....................................        205         252         295         545         845
                                                                  ------      ------      ------      ------      ------
          Total nonperforming loans and leases ..............      2,716       2,262       3,062       1,918       2,126
      Loans past due 90 days and accruing ...................         --         313         587          34          54
      Other real estate .....................................        849         824          --         175          --
                                                                  ------      ------      ------      ------      ------
          Total nonperforming assets ........................     $3,565      $3,399      $3,649      $2,127      $2,180
                                                                  ======      ======      ======      ======      ======

      Nonperforming loans and leases to total gross loans ...       0.44%       0.43%       0.69%       0.47%       0.57%
      Nonperforming assets to total gross loans and
          other real estate owned ...........................       0.58%       0.65%       0.82%       0.52%       0.58%
      Nonperforming assets to total assets ..................       0.43%       0.45%       0.51%       0.32%       0.36%
      Allowance for loan and lease losses to
          nonperforming loans ...............................     328.35%     359.95%     238.34%     329.51%     266.09%

      Nonperforming loans and leases increased $454,000 at December 31, 2004 compared to December 31, 2003. Of the total increase, nonaccruing loans and leases increased $501,000 due to the reclassification of certain loans to nonaccruing status, partly offset by a decrease of $47,000 in renegotiated loans. Nonperforming loans and leases decreased by $800,000 at December 31, 2003 compared to December 31, 2002. The decrease was primarily due to the reclassification of certain loans from nonaccruing to current status and from current status to renegotiated status. If the nonaccruing loans in 2004, 2003 and 2002 had continued to pay interest, interest income during those years would have increased by $156,000, $104,000 and $135,000, respectively.

      Potential Problem Loans. As part of the loan review process, management routinely identifies performing loans when there is a doubt as to whether the borrowers will comply with the original loan repayment terms and allocates specific reserves against them. At December 31, 2004, 2003 and 2002, such loans totaled $3.7 million, $5.5 million and $4.9 million, respectively, with allowances of $1.1 million, $1.7 million and $1.5 million, respectively, specifically allocated to them.

Allowance for Loan and Lease Losses

      The allowance for loan and lease losses increased by $776,000 to $8.9 million at December 31, 2004 compared to the prior year-end. At December 31, 2003 the allowance for loan and lease losses was $8.1 million compared to $7.3 million at December 31, 2002, an increase of $844,000. The allowance for loan and lease losses is increased periodically through charges to earnings in the form of a provision for loan and lease losses. Loans that are deemed uncollectible are charged against the allowance and any recoveries of such loans are credited to it. Management believes that although chargeoffs may occur in the future, adequate reserves have been provided.

      The Company maintains an allowance for loan and lease losses at an amount that management considers adequate to provide for potential credit losses based upon periodic evaluation of the risk characteristics of the loan portfolio. Management reviews the adequacy of the allowance on a monthly basis. In doing so, it takes into consideration factors such as actual versus estimated losses, regional and national economic conditions, portfolio concentration and the impact of government regulations. The Company makes specific allocations to impaired loans and leases and classified loans and leases, and an allocation to general reserves based on historical trends and qualitative factors. The Company consistently applies the following comprehensive methodology.

      The first category of reserves consists of a specific allocation of the allowance for impaired loans and leases and classified loans and leases. This allocation is established for specific commercial and industrial loans, commercial real estate, construction loans and lease financing receivables which have been identified by bank management as being impaired or high-risk loan and lease assets. These loans and leases are assigned based on nonperformance according to their payment terms and there is reason to believe that repayment of principal in whole or part is unlikely. The specific allocation of the allowance is the total amount of potential unconfirmed losses for these impaired or classified loans and leases. To assist in determining the fair value of loan collateral for impaired and other loans and leases, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

      The second category of reserves consists of the general allocation portion of the allowance. This is determined by taking the loan and lease portfolios outstanding and creating individual loan pools for commercial loans, real estate loans, construction loans, leases and various types of loans to individuals that have similar characteristics and applying historical loss experiences to each pool. This estimate represents the potential unconfirmed losses within each pool of the portfolio. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan and lease portfolio performance, loan policy or management changes and other qualitative factors which may indicate future losses to deviate from historical levels.

      Management must make estimates using assumptions and information, which is often subjective and changing rapidly. Management believes the allowance for loan and lease losses was at an acceptable level at December 31, 2004.

      The following table represents transactions affecting the allowance for loan and lease losses for the periods indicated.

                                                                           Years ended December 31,
                                                         -----------------------------------------------------------
                                                           2004         2003         2002         2001         2000
                                                         -------      -------      -------      -------      -------
                                                                            (dollars in thousands)
Balance at beginning of year ........................    $ 8,142      $ 7,298      $ 6,320      $ 5,657      $ 4,953
Charge-offs:
   Commercial .......................................        (43)         (14)        (160)        (224)        (142)
   Lease financing receivables ......................     (1,142)      (1,331)         (52)         (39)          --
   Real estate -- mortgages .........................         --           --          (47)          (7)        (197)
   Installment loans to individuals .................         (8)         (16)          (3)          (8)         (49)
   Credit cards and related plans ...................         (8)          (1)         (36)         (42)         (60)
                                                         -------      -------      -------      -------      -------
                                                          (1,201)      (1,362)        (298)        (320)        (448)
                                                         -------      -------      -------      -------      -------
Recoveries:
   Commercial .......................................        120           42           66           73           18
   Lease financing receivables ......................        654           24            7           --           --
   Real estate -- mortgages .........................         --           58          165            3           69
   Installment loans to individuals .................         21            4           26           12            7
   Credit cards and related plans ...................         13           13           16           10           10
                                                         -------      -------      -------      -------      -------
                                                             808          141          280           98          104
                                                         -------      -------      -------      -------      -------
Net charge-offs .....................................       (393)      (1,221)         (18)        (222)        (344)
Provision for loan and lease losses .................      1,169        2,065          996          885        1,048
                                                         -------      -------      -------      -------      -------
Balance at end of year ..............................    $ 8,918      $ 8,142      $ 7,298      $ 6,320      $ 5,657
                                                         =======      =======      =======      =======      =======

Ratio of net charge-offs during the period to
   average loans outstanding during the period ......      (0.07)%      (0.26)%      (0.00)%      (0.07)%      (0.10)%

Allocation of the Allowance for Loan and Lease Losses

      The following table sets forth the allocation of the allowance for loan and lease losses by loan category amounts, the percent of loans in each category to total loans in the allowance, and the percentage of each category to total loans and leases, at each of the dates indicated.

                                                              Years ended December 31,
                         ----------------------------------------------------------------------------------------------------
                                     2004                               2003                               2002
                         -----------------------------      -----------------------------      -----------------------------
                                                 % of                               % of                               % of
                                                 Loans                              Loans                              Loans
                                                  to                                 to                                 to
                                                 Total                              Total                              Total
                                     % of        Gross                  % of        Gross                  % of        Gross
                         Amount    Allowance     Loans      Amount    Allowance     Loans      Amount    Allowance     Loans
                         ------    ---------    ------      ------    ---------    ------      ------    ---------    ------
                                                               (dollars in thousands)
Balance at end
of Period
allocable to:
Commercial and
non-
residential
properties .........     $4,335         49%         60%     $3,712         45%         57%     $3,576         49%         55%

Lease financing
receivables ........      1,677         19           6       1,755         22           4       1,416         19           4

Construction .......        814          9           7         403          5           7         278          4           5

Loans secured by
1-4 and multi-
family .............        891         10          26         893         11          31       1,521         21          35

Loans to
individuals ........        102          1           1         174          2           1          47          1           1

Other categories ...      1,099         12          --       1,205         15          --         460          6          --
                         ------     ------      ------      ------     ------      ------      ------     ------      ------

Total allowance
for loan and
lease losses .......     $8,918        100%        100%     $8,142        100%        100%     $7,298        100%        100%
                         ======     ======      ======      ======     ======      ======      ======     ======      ======

                                              Years ended December 31,
                         ----------------------------------------------------------------
                                     2001                               2000
                         -----------------------------      -----------------------------
                                                 % of                               % of
                                                 Loans                              Loans
                                                  to                                 to
                                                 Total                              Total
                                     % of        Gross                  % of        Gross
                         Amount    Allowance     Loans      Amount    Allowance     Loans
                         ------    ---------    ------      ------    ---------    ------
                                               (dollars in thousands)
Balance at end
of Period
allocable to:
Commercial and
non-
residential
properties .........     $3,388         53%         54%     $1,745         31%         48%

Lease financing
receivables ........        132          2           2          87          2           2

Construction .......        164          3           3         107          2           3

Loans secured by
1-4 and multi-
family .............      1,918         30          39       1,999         35          44

Loans to
individuals ........        292          5           2         343          6           3

Other categories ...        426          7          --       1,376         24          --
                         ------     ------      ------      ------     ------      ------

Total allowance
for loan and
lease losses .......     $6,320        100%        100%     $5,657        100%        100%
                         ======     ======      ======      ======     ======      ======

Deposits

      A large portion of the Company's liquidity is provided from its deposit sources. At December 31, 2004 total deposits were $604.0 million, an increase of $43.2 million or 7.7% over 2003. Of the total increase, increases in non interest-bearing demand deposits, interest-bearing checking deposits and time deposits less than $100,000 accounted for $13.4 million, $11.6 million and $25.9 million, respectively, while savings deposits decreased by $8.3 million. Total deposits were $560.7 million at December 31, 2003, an increase of $16.7 million compared with December 31, 2002. Non interest-bearing demand deposits, interest-bearing checking deposits and savings deposits increased by $15.8 million, $8.1 million and $6.1 million, respectively, while total time deposits decreased by $13.4 million. The decrease in time deposits during 2003 resulted from maturity runoff.

      The following table summarizes the average rates of the components of average deposit liabilities for the years indicated.

                                                                            Years ended December 31,
                                                         ---------------------------------------------------------------
                                                                     Average               Average               Average
                                                           2004       Rate       2003       Rate       2002       Rate
                                                         --------    -------   --------    -------   --------    -------
                                                                             (dollars in thousands)
            Non interest-bearing ....................    $161,400       --     $146,995       --     $135,840       --
            Savings and interest-bearing checking ...     269,382     0.76%     259,974     0.80%     224,630     1.40%
            Time deposits ...........................     177,795     2.18%     153,835     2.34%     154,577     3.14%
                                                         --------     ----     --------     ----     --------     ----
                                                         $608,577     0.97%    $560,804     1.01%    $515,047     1.55%
                                                         ========     ====     ========     ====     ========     ====

      Listed below is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.

                                                               December 31, 2004
                                                               -----------------
                                                                 (in thousands)
                  Three months or less ....................         $29,899
                  Over three months through six months ....           3,510
                  Over six months through twelve months ...             403
                  Over twelve months ......................           1,958
                                                                    -------
                                                                    $35,770
                                                                    =======

Federal Home Loan Bank Advances

      At both December 31, 2004 and 2003, Federal Home Loan Bank ("FHLB") advances totaled $85.0 million. The Company considers FHLB advances as an added source of funding and accordingly executes transactions to meet its funding needs. There were no transactions during 2004. The FHLB advances have varying terms and interest rates.

Short-Term Borrowings

      As of December 31, 2004, securities sold under agreements to repurchase and federal funds purchased were $45.8 million. Short-term borrowings generally have maturities of less than one year. Details for the last three years are presented below (in thousands):

                                                                        December 31,
                                                               -------------------------------
                                                                2004        2003        2002
                                                               -------     -------     -------
                                                                    (dollars in thousands)
            Securities sold under repurchase agreements
               and federal funds purchased:
                Balance at year-end .......................    $45,771     $25,747     $11,728
                Average during the year ...................     14,620      11,198      15,276
                Maximum month-end balance .................     45,771      25,747      26,545
                Weighted average rate during the year .....       1.62%       1.07%       1.42%
                Rate at year-end ..........................       1.88%       0.71%       1.01%

Subordinated Debt

      During June and July 2002 the Company, through GCB Capital Trust II (the "2002 Trust"), issued 2,400,000 Trust Preferred Securities, $10 face value, for total proceeds of $24.0 million. The securities have an annual distribution rate of 8.45% payable quarterly. The securities mature on June 30, 2032 but are callable at the Company's option on or after June 30, 2007. In July 2002 the Company used most of the net proceeds from the above transaction to redeem the 10% Trust Preferred Securities that the Company had issued in 1997. Excess proceeds of $1.0 million were used for expenses associated with the issue of the 2002 Trust Preferred Securities.

Interest Rate Sensitivity

      Banks are concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which assets and liabilities are interest rate sensitive and by monitoring the institution's interest rate sensitivity gap. An asset or liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. The Bank Subsidiaries monitor their gaps on a monthly basis, primarily their six-month and one-year maturities, and work to maintain their gaps within a range of 10% to (25%).

      The Company had a negative one-year gap position with respect to its exposure to interest rate risk at December 31, 2004. The Asset/Liability Management Committees of the Bank Subsidiaries' respective Boards of Directors meet quarterly to discuss interest rate risks. The Company uses simulation models to measure the impact of potential changes in interest rates on the net interest income, balance sheet mix and spread relationship between market rates and bank products. As described below, sudden changes in interest rates should not have a material impact to the Bank Subsidiaries' results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

      The following table summarizes as of December 31, 2004 the repricing of earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

                                              Due within     Four to      One to       Two to      Over
                                                 Three        Twelve        Two         Five       Five
                                                Months        Months       Years       Years       Years       Total     Fair Value
                                              ----------    ---------    ---------   ---------   ---------   ---------   ----------
                                                                              (dollars in thousands)
Rate-sensitive assets:
Investment securities and interest-
    bearing due from banks ................$   $  15,708    $  22,615    $  45,096   $  21,587   $  31,577   $ 136,583    $ 139,750
                                        Rate        3.10%        3.55%        3.20%       4.40%       5.14%       3.88%
Federal funds sold ........................$       9,370           --           --          --          --       9,370        9,370
                                        Rate        2.95%          --           --          --          --        2.95%
Total loans net of unearned income ........$     174,006       63,641       65,720     215,219      92,605     611,191      611,778
                                        Rate        5.53%        6.60%        6.76%       6.38%       5.78%       6.11%
                                               ---------    ---------    ---------   ---------   ---------   ---------    ---------
        Total rate-sensitive assets ........   $ 199,084    $  86,256    $ 110,816   $ 236,806   $ 124,182   $ 757,144    $ 760,898
                                               =========    =========    =========   =========   =========   =========    =========
Rate-sensitive liabilities:
Interest-bearing checking deposits ........$   $  80,195    $   3,810    $  21,524   $  48,379   $  16,435   $ 170,343    $ 170,343
                                        Rate        1.22%        1.72%        0.86%       0.85%       0.68%       1.03%
Savings deposits ..........................$      29,334          221       13,420      32,144      18,725      93,844       93,844
                                        Rate        0.59%        0.96%        0.68%       0.65%       0.63%       0.63%
Time deposits .............................$      40,076       72,214       35,897      23,724           3     171,914      173,278
                                        Rate        1.69%        1.95%        3.02%       3.38%       5.30%       2.31%
Total borrowings(1) ........................      50,597       10,019        5,027      65,093      24,779     155,514      167,274
                                        Rate        2.65%        4.76%        4.88%       5.24%       8.45%       4.85%
                                               ---------    ---------    ---------   ---------   ---------   ---------    ---------
        Total rate-sensitive liabilities ...   $ 200,202    $  86,264    $  75,868   $ 169,340   $  59,942   $ 591,615    $ 604,739
                                               =========    =========    =========   =========   =========   =========    =========
Interest rate sensitivity gap ..............      (1,118)          (8)      34,948      67,466      64,240     165,528
Interest rate sensitivity gap, as a
    percentage of total rate-sensitive
    assets .................................       (0.15%)         --         4.62%       8.91%       8.48%
Cumulative interest rate sensitivity gap ...      (1,118)      (1,126)      33,822     101,288     165,528
                                               =========    =========    =========   =========   =========
Cumulative interest rate sensitivity
    gap as a percentage of total
    rate-sensitive assets ..................       (0.15%)      (0.15%)       4.47%      13.38%      21.86%

(1) Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and subordinated debt.

Liquidity

      The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. Sources of liquidity at December 31, 2004 totaled $152.0 million or 18.4% of total assets, consisting of available-for-sale investment securities of $111.8 million and $40.1 million in cash and cash equivalents and interest-bearing due from banks. By comparison, total liquidity at December 31, 2003 totaled $189.3 million or 25.1% of total assets, consisting of investment securities of $152.5 million and $36.8 million in cash and cash equivalents and interest-bearing due from banks.

      The following table sets forth the Company's contractual obligations and other commitments requiring potential cash outflows as of December 31, 2004:

                                                                                          Three to
                                                                Less than   One to Two      Five      After Five
                                                                One Year       Years        Years        Years        Total
                                                                ---------   ----------    --------    ----------    --------
      Remaining contractual maturities of time deposits ...     $112,290     $ 35,897     $ 23,724     $      3     $171,914
      Total borrowings ....................................       60,616        5,027       65,092       24,779      155,514
      Minimum annual rental payments ......................          711          680        1,770          943        4,104
      Loan commitments ....................................      121,700           --       54,839           --      176,539
      Standby letters of credit ...........................        1,604           --           --           --        1,604
                                                                --------     --------     --------     --------     --------
              Total .......................................     $296,921     $ 41,604     $145,425     $ 25,725     $509,675
                                                                ========     ========     ========     ========     ========

Capital Resources

      The Company's primary regulator, the Federal Reserve Board (Federal Reserve), which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan and lease losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier II capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2004 the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy purposes were 4% and 8%, respectively.

      In addition to the  risk-based  capital  guidelines,  the Federal  Reserve requires that a bank holding company which meets that regulator's highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. The Federal Reserve evaluates minimum leverage ratios for each entity through the ongoing regulatory examination process. The Bank Subsidiaries' primary regulator, the FDIC, has also issued regulations establishing similar risk-based and leverage capital ratios that apply separately to each bank.

      Management reviews their expansion strategies and capital alternatives on an ongoing basis. They may consider raising capital during 2005 but have not made any final determination in this regard.

      The following table presents the risk-based and leverage capital ratios for the Company and each Bank Subsidiary as of December 31, 2004 and 2003.

                                                                                                 To be Well-Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                       Actual              Adequacy Purposes        Action Provisions
                                                 -------------------      -------------------    -----------------------
                                                  Amount      Ratio        Amount      Ratio        Amount      Ratio
                                                 -------     -------      -------     -------      -------     -------
                                                                         (dollars in thousands)
As of December 31, 2004

Total capital (to risk-weighted assets)

   Greater Community Bancorp ...............     $79,031       11.73%     $53,900        8.00%         n/a         n/a
   Greater Community Bank ..................      41,617       10.08       33,030        8.00      $41,287       10.00%
   Bergen Commercial Bank ..................      24,883       10.83       18,381        8.00       22,976       10.00
   Rock Community Bank .....................       5,859       20.88        2,245        8.00        2,806       10.00

Tier 1 capital (to risk-weighted assets)

   Greater Community Bancorp ...............      64,157        9.52       26,957        4.00          n/a         n/a
   Greater Community Bank ..................      36,448        8.82       16,530        4.00       24,795        6.00
   Bergen Commercial Bank ..................      22,178        9.66        9,183        4.00       13,775        6.00
   Rock Community Bank .....................       5,506       19.62        1,123        4.00        1,684        6.00

Tier 1 capital (to average assets)

   Greater Community Bancorp ...............      64,157        7.99       32,118        4.00          n/a         n/a
   Greater Community Bank ..................      36,448        7.28       20,026        4.00       25,033        5.00
   Bergen Commercial Bank ..................      22,178        8.45       10,498        4.00       13,123        5.00
   Rock Community Bank .....................       5,506       16.01        1,376        4.00        1,720        5.00

As of December 31, 2003

Total capital (to risk-weighted assets)

   Greater Community Bancorp ...............     $69,455       11.96%     $46,460        8.00%         n/a         n/a
   Greater Community Bank ..................      35,854       10.09       28,433        8.00      $35,541       10.00%
   Bergen Commercial Bank ..................      18,979       10.14       14,967        8.00       18,709       10.00
   Rock Community Bank .....................       5,578       17.95        2,486        8.00        3,107       10.00

Tier 1 capital (to risk-weighted assets)

   Greater Community Bancorp ...............      52,459        9.03       23,230        4.00          n/a         n/a
   Greater Community Bank ..................      31,404        8.84       14,217        4.00       21,325        6.00
   Bergen Commercial Bank ..................      16,639        8.89        7,484        4.00       11,226        6.00
   Rock Community Bank .....................       5,188       16.70        1,243        4.00        1,864        6.00

Tier 1 capital (to average assets)

   Greater Community Bancorp ...............      52,459        7.09       29,586        4.00          n/a         n/a
   Greater Community Bank ..................      31,404        6.72       18,703        4.00       23,378        5.00
   Bergen Commercial Bank ..................      16,639        7.33        9,079        4.00       11,348        5.00
   Rock Community Bank .....................       5,188       13.56        1,530        4.00        1,913        5.00

New Accounting Pronouncements

      In December 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the
Company  will  be  unable  to  collect  all   contractually   required  payments
receivable. SOP 03-3 requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity.

      In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative. SAB 105 is effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

      In March 2004, the Financial Accounting Standards Board (FASB) released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. In September 2004, the FASB approved for issuance a FASB Staff Position on EITF Issue 03-1-1. This issue delays the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraph 10-20 of Issue 03-1. However, it does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. Management will continue to monitor the impact of Issue 03-1 on the Company's financial statements as the FASB issues additional guidance.

      In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123(R)"), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions for SFAS No. 123(R) are effective for the Company on July 1, 2005. The Company is currently assessing the financial statement impact of adopting SFAS No. 123(R).

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29 ("SFAS No. 153"), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurements for nonmonetary exchanges of similar production assets in APB Opinion No. 29, Accounting for Nonmonetary Exchanges, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The Company does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statements.

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

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8 FINANCIAL STATEMENTS
       --------------------

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            2004           2003
                                                                                         ---------      ---------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing .....................................     $  22,952      $  19,233
FEDERAL FUNDS SOLD .................................................................         9,370         10,000
                                                                                         ---------      ---------
             Total cash and cash equivalents .......................................        32,322         29,233
DUE FROM BANKS -- Interest-bearing .................................................         7,806          7,539
INVESTMENT SECURITIES - Available-for-sale .........................................       111,840        152,513
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair value of
    $20,104 and $2,712 at December 31, 2004 and 2003, respectively) ................        20,205          2,726
                                                                                         ---------      ---------
             Total investment securities ...........................................       132,045        155,239
LOANS AND LEASES ...................................................................       611,192        523,799
    Allowance for loan and lease losses ............................................        (8,918)        (8,142)
                                                                                         ---------      ---------
             Net loans .............................................................       602,274        515,657
PREMISES AND EQUIPMENT, net ........................................................        10,023          7,545
ACCRUED INTEREST RECEIVABLE ........................................................         2,835          2,635
OTHER REAL ESTATE OWNED ............................................................           849            824
BANK-OWNED LIFE INSURANCE ..........................................................        14,503         13,026
GOODWILL ...........................................................................        11,574         11,574
OTHER ASSETS .......................................................................        11,132          9,853
                                                                                         ---------      ---------
    TOTAL ASSETS ...................................................................     $ 825,363      $ 753,125
                                                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
    Non interest-bearing ...........................................................     $ 167,850      $ 154,462
    Interest-bearing checking ......................................................       170,343        158,719
    Savings ........................................................................        93,844        102,152
    Time deposits less than $100 ...................................................       136,144        110,243
    Time deposits $100 and over ....................................................        35,770         35,137
                                                                                         ---------      ---------
             Total deposits ........................................................       603,951        560,713
FHLB ADVANCES ......................................................................        85,000         85,000
FEDERAL FUNDS PURCHASED ............................................................        40,000         15,700
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE .....................................         5,771         10,047
ACCRUED INTEREST PAYABLE ...........................................................         1,637          1,475
OTHER LIABILITIES ..................................................................         5,646          5,620
SUBORDINATED DEBT ..................................................................        24,743         24,000
                                                                                         ---------      ---------
             Total liabilities .....................................................       766,748        702,555
                                                                                         ---------      ---------
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share, 20,000,000 shares authorized, 7,570,278 and 7,180,090 shares outstanding at December 31, 2004 and
    2003, respectively .............................................................         3,785          3,502
Additional paid-in capital .........................................................        48,538         41,788
Retained earnings ..................................................................         4,475          2,735
Accumulated other comprehensive income .............................................         1,817          2,545
                                                                                         ---------      ---------
             Total shareholders' equity ............................................        58,615         50,570
                                                                                         ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................     $ 825,363      $ 753,125
                                                                                         =========      =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                           -------------------------------
                                                                             2004        2003        2002
                                                                           -------     -------     -------
INTEREST INCOME:

     Loans, including fees ...........................................     $34,233     $31,187     $31,912
     Investment securities ...........................................       5,574       6,289       8,057
     Federal funds sold and deposits with banks ......................         443         430         936
                                                                           -------     -------     -------
           Total interest income .....................................      40,250      37,906      40,905
                                                                           -------     -------     -------
INTEREST EXPENSE:
     Deposits ........................................................       5,942       5,676       7,998
     Short-term borrowings ...........................................       4,629       4,537       4,520
     Long-term borrowings ............................................       2,028       2,031       2,168
                                                                           -------     -------     -------
           Total interest expense ....................................      12,599      12,244      14,686
                                                                           -------     -------     -------
NET INTEREST INCOME ..................................................      27,651      25,662      26,219

PROVISION FOR LOAN AND LEASE LOSSES ..................................       1,169       2,065         996
                                                                           -------     -------     -------

     Net interest income after provision for loan and lease losses ...      26,482      23,597      25,223
                                                                           -------     -------     -------

NON-INTEREST INCOME:

     Service charges on deposit accounts .............................       2,862       2,789       2,440
     Other commission and fees .......................................         713         610         707
     Fee income on mortgage loans sold ...............................         414         492         128
     Gain on sale of investment securities ...........................       1,121       2,174       1,191
     Gain on sale of leases ..........................................          51         115       1,152
     Bank-owned life insurance .......................................         477         578         611
     All other income ................................................         851       1,190       1,090
                                                                           -------     -------     -------
           Total non-interest income .................................       6,489       7,948       7,319
                                                                           -------     -------     -------

NON-INTEREST EXPENSE:

     Salaries and employee benefits ..................................      11,788      12,446      10,942
     Occupancy and equipment .........................................       3,567       3,367       3,195
     Regulatory, professional and other fees .........................       2,129       1,993       1,996
     Computer services ...............................................         577         510         424
     Office expenses .................................................       1,082       1,088       1,132
     Write-off of deferred securities issuance costs .................          --          --       1,022
     Other operating expenses ........................................       2,108       2,621       2,965
                                                                           -------     -------     -------
           Total non-interest expense ................................      21,251      22,025      21,676
                                                                           -------     -------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES .............................      11,720       9,520      10,866

PROVISION FOR INCOME TAXES ...........................................       3,934       2,786       3,353
                                                                           -------     -------     -------

NET INCOME ...........................................................     $ 7,786     $ 6,734     $ 7,513
                                                                           =======     =======     =======

Net income per share -- basic ........................................     $  1.06     $  0.92     $  1.02
                                                                           =======     =======     =======

Net income per share -- diluted ......................................     $  1.02     $  0.87     $  0.96
                                                                           =======     =======     =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

                                     Common Stock                              Accumulated
                                 -------------------   Additional                 Other                                   Total
                                                        Paid-in    Retained   Comprehensive  Treasury   Comprehensive  Shareholders'
                                  Shares   Par Value    Capital    Earnings   Income (loss)   Stock         Income        Equity
                                 --------  ---------   ----------  --------   -------------  --------   -------------  -------------
BALANCE: Jan 1, 2002 ...........    6,708   $  3,354    $ 38,040   $  2,321     $  2,397     $     --                    $ 46,112

Net income - 2002 ..............       --         --          --      7,513           --           --      $  7,513         7,513

5% stock dividend ..............      335        168       5,266     (5,434)          --           --                          --

Exercise of stock options ......       68         34         683         --           --           --                         717

Cash Dividends .................       --         --          --     (2,679)          --           --                      (2,679)

Other comprehensive income-net
of reclassification adjustment
and taxes ......................       --         --          --         --        1,013           --         1,013         1,013
                                                                                                           --------
Total comprehensive income .....       --         --          --         --           --           --      $  8,526            --

Purchase of treasury stock .....       --         --          --         --           --       (1,178)                     (1,178)

Retirement of treasury stock ...      (90)       (45)     (1,133)        --           --        1,178                          --
                                 --------   --------    --------   --------     --------     --------                    --------

BALANCE: Dec 31, 2002 ..........    7,021   $  3,511    $ 42,856   $  1,721     $  3,410     $     --                    $ 51,498

Net income - 2003 ..............       --         --          --      6,734           --           --      $  6,734         6,734

2.5% stock dividend ............      177         88       2,591     (2,679)          --           --                          --

Exercise of stock options ......       86         43         714         --           --           --                         757

Cash Dividends .................       --         --          --     (3,041)          --           --                      (3,041)

Other comprehensive income-net
of reclassification adjustment
and taxes ......................       --         --          --         --         (865)          --          (865)         (865)

Total comprehensive income .....       --         --          --         --           --           --      $  5,869            --
                                                                                                           --------
Purchase of treasury stock .....       --         --          --         --           --       (4,513)                     (4,513)

Retirement of treasury stock ...     (280)      (140)     (4,373)        --           --        4,513                          --
                                 --------   --------    --------   --------     --------     --------                    --------

BALANCE: Dec 31, 2003 ..........    7,004   $  3,502    $ 41,788   $  2,735     $  2,545     $     --                    $ 50,570

Net income - 2004 ..............       --         --          --      7,786           --           --      $  7,786         7,786

2.5% stock dividend ............      180         90       2,484     (2,574)          --           --                          --

Exercise of stock options ......      342        171       3,659         --           --           --                       3,830

Issuance of common stock .......       44         22         607                                                              629

Cash Dividends .................                  --          --     (3,472)          --           --                      (3,472)

Other comprehensive income-net
of reclassification adjustment
and taxes ......................                  --          --         --         (728)          --          (728)         (728)
                                                                                                           --------
Total comprehensive income .....                  --          --         --           --           --      $  7,058
                                                                                                           ========

                                 --------   --------    --------   --------     --------     --------                    --------
BALANCE: Dec 31, 2004 ..........    7,570   $  3,785    $ 48,538   $  4,475     $  1,817     $     --                    $ 58,615
                                 ========   ========    ========   ========     ========     ========                    ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                          For the Years Ended
                                                                                              December 31,
                                                                                 -------------------------------------
                                                                                    2004          2003          2002
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................................    $   7,786     $   6,734     $   7,513
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..........................................        1,243         1,280         1,248
     Amortization of premium on securities, net .............................          624         2,867         1,472
     Gains on sales of assets ...............................................          (51)         (270)         (124)
     Gains on sales of securities, net ......................................       (1,121)       (2,174)       (1,191)
     Losses on sales of securities, trading account .........................           --            --             9
     Provision for loan and lease losses ....................................        1,169         2,065           996
     Deferred income tax provision (benefit) ................................          316          (790)         (655)
     (Increase)  decrease in accrued interest receivable ....................         (200)          496           (83)
     (Increase) decrease in bank-owned life insurance and other assets ......       (2,013)         (379)          268
     Increase (decrease) in accrued interest and other liabilities ..........          188        (1,503)       (6,159)
                                                                                 ---------     ---------     ---------
           Net cash provided by operating activities ........................        7,941         8,326         3,294
                                                                                 ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Available-for-sale investment securities -
         Purchases ..........................................................      (45,166)     (108,498)     (161,124)
         Sales ..............................................................        2,493        11,307        22,646
         Maturities .........................................................       82,838       128,166       101,815
     Held-to-maturity investment securities -
        Purchases ...........................................................      (21,216)           --        (4,120)
        Maturities ..........................................................        3,749         2,595           494
        Net (increase) decrease in interest-bearing deposits with banks .....         (267)        1,900         4,438
        Net (increase) in loans .............................................      (87,786)      (79,613)      (31,775)
        Capital expenditures ................................................       (3,721)       (1,316)       (2,193)
        Proceeds from the sale of assets ....................................           --           341            --
        (Increase) in other real estate owned ...............................          (25)           --            --
                                                                                 ---------     ---------     ---------
           Net cash used in investing activities ............................      (69,101)      (45,118)      (69,819)
                                                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposit accounts .......................................       43,238        16,670        59,420
     Increase in federal funds purchased ....................................       24,300            --            --
     (Decrease) increase in securities sold under agreement to repurchase ...       (4,276)       14,019       (10,619)
     Proceeds from long-term FHLB advances ..................................           --         5,000        10,000
     Proceeds from issuance of subordinated debt ............................           --            --        24,000
     Repayment of subordinated debt .........................................           --            --       (23,000)
     Dividends paid .........................................................       (3,472)       (3,041)       (2,679)
     Proceeds from exercise of stock options ................................        3,830           757           717
     Proceeds from the issuance of common stock, net of costs ...............          629            --            --
     Purchase of treasury stock .............................................           --        (4,513)       (1,178)
                                                                                 ---------     ---------     ---------
           Net cash provided by financing activities ........................       64,249        28,892        56,661
                                                                                 ---------     ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents ........................    $   3,089     $  (7,900)    $  (9,864)
                                                                                 ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, beginning of the year ............................       29,233        37,133        46,997
                                                                                 ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, end of year ......................................    $  32,322     $  29,233     $  37,133
                                                                                 =========     =========     =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Greater Community Bancorp ("the Company"), through its subsidiary banks Greater Community Bank ("GCB"), Bergen Commercial Bank ("BCB") and Rock Community Bank ("RCB") (collectively the "Bank Subsidiaries"), offers a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units primarily through sixteen full service offices located in Bergen, Passaic and Morris Counties, New Jersey.

      Highland Capital Corp. ("HCC"), a wholly-owned nonbank subsidiary of GCB, engages in commercial equipment leasing focusing on small to medium ticket and lower or middle market leases. GCB also operates a securities brokerage business in its Greater Community Financial division ("GCF"). In 2003 GCB acquired the securities brokerage assets and business previously operated by Greater Community Financial, LLC, a direct nonbank subsidiary of the Company. Since 2003 an unaffiliated company has acted as registered broker-dealer for GCB's Greater Community Financial division.

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

BASIS OF FINANCIAL PRESENTATION

      The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GCB, BCB, RCB, GCB Realty, LLC, Greater Community Services, Inc., REO Fairfield, LLC and the wholly-owned direct and indirect subsidiaries of GCB and BCB (HCC and investment companies). The Company adopted the provisions under the revised interpretation under FIN 46(R) in 2004, which required the Company to de-consolidate GCB Capital Trust II. See the discussion on Variable Interest Entities later in this Note. All significant intercompany accounts and transactions have been eliminated.

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

      Substantially all outstanding goodwill resulted from the 1999 acquisition of First Savings Bancorp of Little Falls, Inc. ("First Savings"), a Passaic County institution which had developed a compelling, if not predominant, market position of being the small business bank in Passaic County. As a result of First Savings' market penetration, the Company had formulated its own strategy to create such a "market role." Accordingly, implicit in the Company's purchase of the First Savings franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan or is subject to certain events or circumstances since its last fair value determination, a charge for goodwill impairment may be recognized.

BUSINESS SEGMENTS

      Statement on Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic area, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

      The Company applies the aggregation criteria set forth under SFAS No.131 for its Bank Subsidiaries, with the exception of GCB's nonbank subsidiary HCC, to create a reportable segment, "Community Banking." All of Community Banking's activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking's activities supports the other activities. For example, a Bank Subsidiary's commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment. The Company regards HCC as a reportable segment, "Leasing", in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the Bank Subsidiaries' traditional geographic market. Leasing is funded by a credit facility with GCB.

      The following table presents total revenue and net income for the years 2004, 2003 and 2002 and total assets at December 31, 2004, 2003 and 2002 for both business segments. All significant intersegment accounts and transactions have been eliminated.

                                                          At and for the Year Ended December 31, 2004
                                                  ----------------------------------------------------------
                                                    Total        Community                       Corporate
                                                   Company        Banking         Leasing      and Other (2)
                                                  ---------      ---------       ---------     -------------
                                                                      (in thousands)
   Net interest income .....................      $  27,651      $  25,812       $   1,839       $      --
   Non-interest income (1) .................          5,317          5,118             262             (63)
                                                  ---------      ---------       ---------       ---------
          Total revenue ....................         32,968         30,930           2,101             (63)
   Provision for loan and lease losses
          (recovery) .......................          1,169           (874)          2,043              --
   Gain on sale of investment securities ...          1,121          1,121              --              --
   Gain on sale of leases ..................             51             --              51              --
   Non-interest expense ....................         21,251         19,616           1,698             (63)
                                                  ---------      ---------       ---------       ---------
          Income (loss) before provision
          for income taxes .................         11,720         13,309          (1,589)             --
   Provision for income taxes (recovery) ...          3,934          4,435            (501)             --
                                                  ---------      ---------       ---------       ---------
          Net income (loss) ................      $   7,786      $   8,874       $  (1,088)      $      --
                                                  =========      =========       =========       =========

   Period-end total assets .................      $ 825,363      $ 821,746       $  36,371       $ (32,754)

                                                          At and for the Year Ended December 31, 2003
                                                  ----------------------------------------------------------
                                                    Total        Community                       Corporate
                                                   Company        Banking         Leasing      and Other (2)
                                                  ---------      ---------       ---------     -------------
                                                                      (in thousands)
   Net interest income .....................      $  25,662      $  24,284       $   1,378       $      --
   Non-interest income (1) .................          5,659          5,628              99             (68)
                                                  ---------      ---------       ---------       ---------
          Total revenue ....................         31,321         29,912           1,477             (68)
   Provision for loan and lease losses .....          2,065            789           1,276              --
   Gain on sale of investment securities ...          2,174          2,174              --              --
   Gain on sale of leases ..................            115             --             115              --
   Non-interest expense ....................         22,025         20,070           2,023             (68)
                                                  ---------      ---------       ---------       ---------
          Income (loss) before provision
          for income taxes .................          9,520         11,277          (1,707)             --
   Provision for income taxes (recovery) ...          2,786          3,418            (632)             --
                                                  ---------      ---------       ---------       ---------
          Net income (loss) ................      $   6,734      $   7,809       $  (1,075)      $      --
                                                  =========      =========       =========       =========

   Period-end total assets .................      $ 753,125      $ 753,414       $  23,281       $ (23,570)

                                                          At and for the Year Ended December 31, 2002
                                                  ----------------------------------------------------------
                                                    Total        Community                       Corporate
                                                   Company        Banking         Leasing      and Other (2)
                                                  ---------      ---------       ---------     -------------
                                                                      (in thousands)
   Net interest income .....................      $  26,219      $  25,300       $     919       $      --
   Non-interest income (1) .................          4,976          4,880             155             (59)
                                                  ---------      ---------       ---------       ---------
          Total revenue ....................         31,195         30,180           1,074             (59)
   Provision for loan and lease losses .....            996            770             226              --
   Gain on sale of investment securities ...          1,191          1,191              --              --
   Gain on sale of leases ..................          1,152             --           1,152              --
   Non-interest expense ....................         21,676         19,318           2,417             (59)
                                                  ---------      ---------       ---------       ---------
          Income (loss) before provision
          for income taxes .................         10,866         11,283            (417)             --
   Provision for income taxes (recovery) ...          3,353          3,495            (142)             --
                                                  ---------      ---------       ---------       ---------
          Net income (loss) ................      $   7,513      $   7,788       $    (275)      $      --
                                                  =========      =========       =========       =========

   Period-end total assets .................      $ 719,867      $ 717,667       $  17,215       $ (15,015)

      (1)   Excludes non-recurring gains which are reported separately.

      (2)   Includes intersegment eliminations.

INVESTMENT SECURITIES

      The Company accounts for its investment securities in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders' equity. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

      As of December 31, 2004 and 2003, the Company did not have any investment securities designated as trading.

      SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company's adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company did not have any derivatives at December 31, 2004 and 2003.

      The Bank adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

      Loans and leases that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unearned loan fees, unamortized loan origination costs and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of principal is unlikely. The allowance for loan and lease losses is maintained at a level that management considers adequate to provide for loan and lease losses inherent in the loan portfolio at the reporting date. The level of the allowance is based on management's evaluation of losses in the loan and lease portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year management makes credit reviews of the loan and lease portfolios designed to identify potential charges to the allowance.

      Interest income on loans and leases is credited to operations based upon the principal amount outstanding. The net amounts of loan origination fees, direct loan origination costs and loan commitment fees are deferred and recognized over the lives of the related loans and leases as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan and lease, the accrual of applicable interest is discontinued. A loan and lease is generally classified as nonaccrual when principal and interest have consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans and leases past due 90 days or more and still accruing interest are loans and leases that are generally well-secured and expected to be restored to a current status in the near future.

      The Company follows SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had previously measured the allowance for loan and lease losses using methods similar to those prescribed in this standard.

      The Company also follows Staff Accounting Bulletin (SAB) No.102, Selected Loan Loss Allowance Methodology and Documentation Issue. This SAB provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP.

      The Company accounts for its transfers and servicing assets in accordance with SFAS No.140, Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No.140 revised the accounting for the securitization of other transfers of financial assets and collateral.

      The Company adopted FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies after 2002.

      The Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

PREMISES AND EQUIPMENT

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

      The Company follows SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 retained the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No.144 also changed the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.

BANK-OWNED LIFE INSURANCE

      The Company invests in bank-owned life insurance (BOLI). BOLI involves the Company's purchase of insurance on the lives of certain employees and non-employee directors. The Company's Bank Subsidiaries are owners and beneficiaries of the policies.

GOODWILL

      Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all outstanding goodwill resulted from the acquisition of First Savings in 1999. On January 1, 2002, the Company adopted SFAS No.142, Goodwill and Intangible Assets. This pronouncement modified the accounting for all purchased goodwill and intangible assets and includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company evaluates goodwill for impairment annually and has determined that no impairment loss exists as of December 31, 2004. Goodwill at December 31, 2004 and 2003 was approximately $11.6 million.

DEFERRED FINANCING COSTS

      Deferred financing costs related to the issuance of subordinated debt are being amortized over the life of the instruments and are included in other assets. The unamortized balances at December 31, 2004 and 2003 were approximately $929,000 and $1.0 million, respectively. In 2002, the Company wrote off deferred financing costs of $1.0 million related to the issuance of the 1997 Trust Preferred Securities.

INCOME TAXES

      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax bases of assets acquired and net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

STATEMENTS OF CASH FLOWS

      Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. Cash paid for income taxes was $3.7 million, $3.6 million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash paid for interest was $12.4 million, $12.6 million and $15.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

OTHER REAL ESTATE OWNED

      Other real estate owned is recorded at lower of cost or market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, holding costs and gains and losses on subsequent sale are included in the consolidated statements of income.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $245,000, $240,000 and $311,000, respectively.

STOCK-BASED COMPENSATION

      The Company follows the disclosure provisions for its stock options under SFAS No.123, Accounting for Stock-Based Compensation. This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      At  December  31,  2004,  the Company has four  stock-based  employee  and director  compensation  plans,  which are more fully  described  in Note 11. The
Company   accounts  for  these  plans  under  the  recognition  and  measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

                                                                                                Years ended December 31,
                                                                                       -----------------------------------------
                                                                                          2004            2003            2002
                                                                                       ---------       ---------       ---------
                                                                                        (in thousands, except per share amounts)
         Net Income .............................................     As reported      $   7,786       $   6,734       $   7,513
         Less: stock-based compensation costs determined
              under fair-value based method for all awards ......                           (247)           (255)           (243)
                                                                                       ---------       ---------       ---------
                                                                      Pro forma        $   7,539       $   6,479       $   7,270
                                                                                       =========       =========       =========
         Earnings per share of common stock - basic .............     As reported      $    1.06       $    0.92       $    1.02
                                                                      Pro forma             1.02            0.89            0.98
         Earnings per share of common stock - diluted ...........     As reported           1.02            0.87            0.96
                                                                      Pro forma             0.99            0.84            0.93

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yields of 2.86%, 2.60% and, 2.5%; expected volatility of 18%, 29% and 34%; risk-free interest rates of 4.29%, 5.82% and 5.82%; and expected lives of ten years. During 2004, the Company granted a total of 106,000 stock options.

NET INCOME PER SHARE

      Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

COMPREHENSIVE INCOME

      The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes net income as well as certain other items that result in a change to shareholders' equity during the period.

      The income tax effects allocated to comprehensive income are as follows:

(in thousands)                          December 31, 2004                 December 31, 2003                  December 31, 2002
-----------------------------     ----------------------------      -----------------------------      ---------------------------
                                   Before      Tax      Net of       Before      Tax       Net of       Before     Tax      Net of
                                    Tax     (Expense)    Tax          Tax     (Expense)     Tax          Tax    (Expense)    Tax
                                   Amount    Benefit    Amount       Amount    Benefit     Amount       Amount   Benefit    Amount
                                  -------   ---------  -------      -------   ---------   -------      -------  ---------  -------
Unrealized gain on
    investment
    securities:
    Unrealized holding
      gains arising
      during period .........     $   200    $  (255)  $   (55)     $   763    $  (323)   $   440      $ 2,792   $(1,064)  $ 1,728
    Less reclassification
adjustment for gains
realized in net income ......       1,121       (448)      673        2,174       (869)     1,305        1,191      (476)      715
                                  -------    -------   -------      -------    -------    -------      -------   -------   -------
Other comprehensive
  loss, net .................     $  (921)   $   193   $  (728)     $(1,411)   $   546    $  (865)     $ 1,601   $  (588)  $ 1,013
                                  =======    =======   =======      =======    =======    =======      =======   =======   =======

VARIABLE INTEREST ENTITIES

      In 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

      Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Company adopted the provisions under the revised interpretation in 2004, which required the Company to de-consolidate GCB Capital Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of GCB Capital Trust II expected residual returns. The de-consolidation of GCB Capital Trust II resulted in a $743,000 increase in the Company's other assets and a corresponding increase in subordinated debt. On March 1, 2005 the Federal Reserve adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. In addition, the rule revised the quantitative limits applied to the aggregate amount of trust preferred securities and certain other core capital elements included in the Tier 1 capital. The revised limits become effective after a five-year transition period. Management is currently evaluating the provisions of the final rule.

RECLASSIFICATIONS

      Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the classifications used in 2004.

NOTE 2 - INVESTMENT SECURITIES

      The amortized cost, unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows:

                                                                               December 31,
                                        --------------------------------------------------------------------------------------------
  (in thousands)                                            2004                                           2003
  ------------------------------------- ---------------------------------------------  ---------------------------------------------
                                                      Gross      Gross                               Gross      Gross
                                        Amortized  Unrealized  Unrealized              Amortized  Unrealized  Unrealized
                                          Cost        Gains      Losses    Fair Value    Cost        Gains      Losses    Fair Value
                                        ---------  ----------  ----------  ----------  ---------  ----------  ----------  ----------
   Available-for-sale:
   U.S. Treasury and U.S. Government
      agency securities ............... $ 23,698    $     11    $   (142)   $ 23,567   $ 27,572    $    191    $    (14)   $ 27,749
   State and political subdivisions ...   12,744         141        (131)     12,754     13,272         125        (156)     13,241
   Other debt and equity securities ...   20,779       3,850         (83)     24,546     23,953       4,715        (312)     28,356
   Mortgage-backed securities:
      FHLMC ...........................   13,453         132        (168)     13,417     24,801         269        (281)     24,789
      FNMA ............................   34,217         168        (563)     33,822     51,477         322        (740)     51,059
      Other ...........................    3,682          58          (6)      3,734      7,250          84         (15)      7,319
                                        --------    --------    --------    --------   --------    --------    --------    --------
                                          51,352         358        (737)     50,973     83,528         675      (1,036)     83,167
                                        --------    --------    --------    --------   --------    --------    --------    --------
   Total available-for-sale ........... $108,573    $  4,360    $ (1,093)   $111,840   $148,325    $  5,706    $ (1,518)   $152,513
                                        ========    ========    ========    ========   ========    ========    ========    ========

   Held-to-maturity:
   U.S. Treasury and U.S. Government
      agency securities ............... $ 17,395    $     --    $   (102)   $ 17,293   $  1,000    $     --    $    (15)   $    985
   State and political subdivisions ...    2,786          --          --       2,786      1,689          --          --       1,689
   Mortgage-backed securities:
      FHLMC ...........................       24           1          --          25         37           1          --          38
                                        --------    --------    --------    --------   --------    --------    --------    --------
                                              24           1          --          25         37           1          --          38
                                        --------    --------    --------    --------   --------    --------    --------    --------
   Total held-to-maturity ............. $ 20,205    $      1    $   (102)   $ 20,104   $  2,726    $      1    $    (15)   $  2,712
                                        ========    ========    ========    ========   ========    ========    ========    ========

      The amortized cost and fair value of securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized        Fair
                                                            Cost          Value
                                                         ---------      --------
                                                              (in thousands)
            Available-for-sale:
            Due in one year or less ..................    $  3,562      $  3,554
            Due after one year through 5 years .......      21,280        21,148
            Due after five years through 10 years ....       4,542         4,451
            Due after ten years ......................       7,058         7,168
            Mortgage-backed securities ...............      51,352        50,973
            Other debt and equity securities .........      20,779        24,546
                                                          --------      --------

                   Total available-for-sale ..........    $108,573      $111,840
                                                          ========      ========

            Held-to-maturity:
            Due in one year or less ..................    $  3,786      $  3,782
            Due after five years through ten years ...      16,395        16,297
            Mortgage-backed securities ...............          24            25
                  Total held-to-maturity .............      20,205        20,104
                                                          --------      --------

                  Total investment securities ........    $128,778      $131,944
                                                          ========      ========

      Proceeds from sales of available-for-sale securities for the years ended December 31, 2004, 2003 and 2002 were $2.5 million, $11.3 million and $22.6 million, respectively. Gross gains of $1.1 million, $2.2 million and $1.2 million were realized on these sales for the respective years. Gross losses were not significant for such years.

      Securities with a carrying value of $67.9 million and $68.3 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required by law.

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

                                                           December 31, 2004
--------------------------------------------------------------------------------------------------------------------

(in thousands)                                Less than 12 months      12 months or longer             Total
-------------------------                    ---------------------    ---------------------    ---------------------
                                              Fair      Unrealized     Fair      Unrealized     Fair      Unrealized
Description of securities                     Value       Losses       Value       Losses       Value       Losses
-------------------------                    -------    ----------    -------    ----------    -------    ----------
Available-for-sale:
US Treasury Obligations ................     $ 1,244     $    (4)     $    --     $    --      $ 1,244     $    (4)
Federal Agency securities ..............       7,688         (83)       6,453         (52)      14,141        (135)
State and Political Subdivisions .......          --          --        7,497         (59)       7,497         (59)
Mortgage-backed securities .............      12,832        (305)      20,803        (488)      33,635        (793)
Corporate Bonds ........................          --          --        3,892         (94)       3,892         (94)
                                             -------     -------      -------     -------      -------     -------
    Sub-total debt securities ..........      21,764        (392)      38,645        (693)      60,409      (1,085)
                                             -------     -------      -------     -------      -------     -------
Common Stock ...........................          --          --        1,967          (8)       1,967          (8)
                                             -------     -------      -------     -------      -------     -------
    Total available-for-sale ...........     $21,764     $  (392)     $40,612     $  (701)     $62,376     $(1,093)
                                             =======     =======      =======     =======      =======     =======

Held-to-maturity:
Federal Agency Securities ..............     $16,303     $   (92)     $   990     $   (10)     $17,293     $  (102)
                                             -------     -------      -------     -------      -------     -------
    Total held-to-maturity .............      16,303         (92)         990         (10)      17,293        (102)
    Total temporarily impaired
        securities - combined ..........     $38,067     $  (484)     $41,602     $  (711)     $79,669     $(1,195)
                                             =======     =======      =======     =======      =======     =======
                                                           December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Description of securities                     Less than 12 months      12 months or longer             Total
-------------------------                    ---------------------    ---------------------    ---------------------
                                              Fair      Unrealized     Fair      Unrealized     Fair      Unrealized
                                              Value       Losses       Value       Losses       Value       Losses
                                             -------    ----------    -------    ----------    -------    ----------
    Available-for-sale:
    US Treasury Obligations ............     $    --     $    --      $    --     $    --      $    --     $    --
    Federal Agency Securities ..........       2,433          (7)         823          (7)       3,266         (14)
    State and Political Subdivisions ...       3,620        (156)          --          --        3,620        (156)
    Mortgage Backed Securities .........      41,423      (1,019)       3,593         (17)      45,016      (1,036)
    Corporate Bonds ....................       3,490         (82)       3,993        (230)       7,483        (312)
                                             -------     -------      -------     -------      -------     -------
        Sub-total debt securities ......      50,966      (1,264)       8,409        (254)      59,385      (1,518)
                                             -------     -------      -------     -------      -------     -------
        Total available-for-sale .......     $50,966     $(1,264)     $ 8,409     $  (254)     $59,385     $(1,518)
                                             =======     =======      =======     =======      =======     =======

    Held-to-maturity:
    Federal Agency Securities ..........     $   985     $   (15)     $    --     $    --      $   985     $   (15)
                                             -------     -------      -------     -------      -------     -------
        Total held-to-maturity .........         985         (15)          --          --          985         (15)
                                             =======     =======      =======     =======      =======     =======
        Total temporarily impaired
         securities - combined .........     $51,951     $(1,279)     $ 8,409     $  (254)     $60,370     $(1,533)
                                             =======     =======      =======     =======      =======     =======

      The Company does not believe that any individual unrealized loss as of December 31, 2004 and 2003 represents an other-than-temporary impairment. As of the same dates, total of 128 and 100 securities are included in the continuous unrealized position, of which 106 and 98 are in the available-for sale category, respectively. For 2004, the majority of the unrealized losses are 12 months or longer in duration where as for 2003 majority of the unrealized losses are in less than 12 months duration, both led by mortgage-backed securities which includes securities issued by FHLMC, FNMA and other similar institutions. The unrealized losses are primarily due to changes in interest rates.

NOTE 3 - LOANS AND LEASES

      Major classifications of loans and leases are as follows:

                                                                                          December 31,
                                                                                    -----------------------
                                                                                       2004          2003
                                                                                    ---------     ---------
                                                                                         (in thousands)
                  Loans secured by one-to-four family residential properties ...    $ 147,557     $ 148,121
                  Loans secured by multi-family residential properties .........       10,349        11,619
                  Loans secured by nonresidential properties ...................      311,568       260,318
                  Loans to individuals .........................................        5,872         5,686
                  Commercial loans .............................................       52,973        37,532
                  Construction loans ...........................................       44,687        37,640
                  Lease financing receivables ..................................       37,826        23,181
                  Other loans ..................................................          754           449
                                                                                    ---------     ---------
                     Total gross loans .........................................      611,586       524,546
                        Less: Unearned fees ....................................         (394)         (747)
                                                                                    ---------     ---------
                     Total loans ...............................................    $ 611,192     $ 523,799
                                                                                    =========     =========

      The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments and still accruing.

                                                                                                    December 31,
                                                                                             --------------------------
                                                                                              2004      2003      2002
                                                                                             ------    ------    ------
                                                                                                   (in thousands)
            Nonaccrual loans and leases .................................................    $2,511    $2,010    $2,767
            Renegotiated loans ..........................................................       205       252       295
                                                                                             ------    ------    ------
               Total nonperforming loans and leases .....................................    $2,716    $2,262    $3,062
                                                                                             ======    ======    ======

            Loans past due 90 days and accruing .........................................    $   --    $  313    $  587
                                                                                             ======    ======    ======
            Gross interest income which would have been recorded under original terms ...    $  156    $  104    $  135
                                                                                             ======    ======    ======

      The balance of impaired loans was $2.6 million, $2.1 million and $2.5 million at December 31, 2004, 2003 and 2002, respectively. The Bank Subsidiaries identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $394,000, $455,000 and $1.1 million at December 31, 2004, 2003 and 2002, respectively. The average recorded investment in impaired loans was $1.7 million, $2.1 million and $1.7 million at December 31, 2004, 2003 and 2002, respectively. The income recognized on impaired loans for 2004, 2003 and 2002 was $38,000, $118,000 and $105,000, respectively. The Bank Subsidiaries' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method and to recognize income on nonaccrual loans under the cash method when the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation. If both of these factors do not exist, income is not recognized.

      The Bank Subsidiaries extended credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2004, loans outstanding to these related parties amounted to $21.8 million. During 2004 there were new loans to related parties of $6.9 million and repayments of $4.7 million. All such loans were current as to principal and interest payments at December 31, 2004.

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the allowance for loan and lease losses is as follows:

                                                           December 31,
                                                  -----------------------------
                                                    2004       2003       2002
                                                  -------    -------    -------
                                                          (in thousands)

            Balance at beginning of year ......   $ 8,142    $ 7,298    $ 6,320
            Provisions charged to operations ..     1,169      2,065        996
            Charge-offs .......................    (1,201)    (1,362)      (298)
            Recoveries ........................       808        141        280
                                                  -------    -------    -------
            Balance at end of year ............   $ 8,918    $ 8,142    $ 7,298
                                                  =======    =======    =======

NOTE 5 - PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following:

                                                                                           December 31,
                                                                                      ---------------------
                                                                      Estimated
                                                                     Useful Lives       2004         2003
                                                                     -------------    --------     --------
                                                                                          (in thousands)
            Land ................................................     Indefinite      $  2,636     $  1,531
            Buildings and improvements ..........................    5 to 20 years       6,549        5,020
            Furniture, fixtures and equipment ...................    3 to 10 years       7,899        6,910
            Leasehold improvements ..............................    3 to 40 years       2,631        2,534
                                                                                      --------     --------
                                                                                        19,715       15,995
            Less: accumulated depreciation and amortization .....                       (9,692)      (8,450)
                                                                                      --------     --------
            Total premises and equipment, net ...................                     $ 10,023     $  7,545
                                                                                      ========     ========

      Depreciation and amortization expense were $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6 - DEPOSITS

      At December 31, 2004, the schedule of maturities of certificates of deposit was as follows (in thousands):

                  2005 ...........................    $112,291
                  2006 ...........................      35,897
                  2007 ...........................      14,984
                  2008 ...........................       4,929
                  2009 ...........................       3,813
                                                      --------
                                                      $171,914
                                                      ========

NOTE 7 - DEBT

Short-Term Borrowings

      Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transaction. Short-term borrowings consist of various other borrowings, which generally have maturities of less than one year. The details of these categories are presented below:

                                                                                                     December 31,
                                                                                            -------------------------------
                                                                                              2004        2003        2002
                                                                                            -------     -------     -------
                                                                                                 (dollars in thousands)
            Securities sold under repurchase agreements and federal funds purchased:
               Balance at year end .....................................................    $45,771     $25,747     $11,728
               Average during the year .................................................     14,620      11,198      15,276
               Maximum month-end balance ...............................................     45,771      25,747      26,545
               Weighted average rate during the year ...................................       1.62%       1.07%       1.42%
               Rate at December 31 .....................................................       1.88%       0.71%       1.01%

Federal Home Loan Bank Advances

      The Company has an overnight line of credit for $37.4 million with the Federal Home Loan Bank ("FHLB") which is collateralized by FHLB stock. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2004, there were $15.5 million in outstanding balances which are reflected as federal funds purchased.

      At December 31, 2004 the Company had $85.0 million of advances from the FHLB. These advances are collateralized by certain first mortgage loans and investment securities. The weighted average interest rate during 2004 was 5.08%. Of the total outstanding, $70 million of advances are callable on a quarterly basis at the option of FHLB contingent on changes in interest rates. The FHLB advances mature as follows (in thousands):

                  2005 ............................    $ 5,000
                  2006 ............................         --
                  2007 ............................      5,000
                  2008 ............................      5,000
                  2009 ............................     20,000
                  Thereafter ......................     50,000
                                                       -------
                                                       $85,000
                                                       =======

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

      During June and July, 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the "2002 Debentures") due June 30, 2032 to GCB Capital Trust II (the "2002 Trust"), also a Delaware business trust whose equity securities are wholly-owned by the Company. The 2002 Debentures are the 2002 Trust's sole asset. The 2002 Trust issued 2,400,000 shares of trust preferred securities, $10 face value. The Company's obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the 2002 Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007 or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the 2002 Debentures in 2032. The ability of the Company's Bank Subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

NOTE 8 - INCOME TAXES

      The provision for income taxes was as follows:

                                                            December 31,
                                                    ---------------------------
                                                      2004      2003      2002
                                                    -------   -------   -------
                                                           (in thousands)
            Federal ..............................
               Current ...........................  $ 3,401   $ 3,449   $ 3,847
               Deferred ..........................      269      (678)     (498)
            State ................................
               Current ...........................      217       127       161
               Deferred ..........................       47      (112)     (157)
                                                    -------   -------   -------
                     Provision for income taxes ..  $ 3,934   $ 2,786   $ 3,353
                                                    =======   =======   =======

The reconciliation of the provision for income taxes computed at the statutory federal rate was as follows:

                                                                          December 31,
                                                                -------------------------------
                                                                  2004        2003        2002
                                                                -------     -------     -------
                                                                         (in thousands)
            Tax at statutory federal rate ..................    $ 3,985     $ 3,237     $ 3,694
            Increase (reduction) in tax resulting from:
               Tax-exempt income ...........................       (423)       (413)        (96)
               State income tax, net of federal benefits ...        175          10          18
               Other .......................................        197         (48)       (263)
                                                                -------     -------     -------
                  Provision for income taxes ...............    $ 3,934     $ 2,786     $ 3,353
                                                                =======     =======     =======

      The net deferred tax asset consisted of the following:

                                                                                               December 31,
                                                                                           -------------------
                                                                                             2004        2003
                                                                                           -------     -------
                                                                                              (in thousands)
            Allowance for loan and lease losses .......................................    $ 3,197     $ 3,472
            Interest income on nonaccrual loans .......................................          4         140
            Depreciation and amortization .............................................        714         853
            Difference between book and tax basis of assets acquired ..................        249         268
            Unrealized holdings (gains) on investment securities available-for-sale ...     (1,424)     (1,634)
            Other .....................................................................        810         729
                                                                                           -------     -------
                 Total net deferred tax asset (included in other assets) ..............    $ 3,550     $ 3,828
                                                                                           =======     =======

NOTE 9 - SHAREHOLDERS' EQUITY

      On July 29, 2004, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2004. On July 31, 2003, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2003. On July 31, 2002, the Company paid a 5% stock dividend on its common stock to shareholders of record on July 12, 2002.

NOTE 10 - EARNINGS PER SHARE

      The Company's calculation of earnings per share in accordance with SFAS No.128, Earnings Per Share, is as follows:

                                                                                            December 31, 2004
                                                                                  ------------------------------------
                                                                                    Income        Shares      Per Share
                                                                                  (Numerator)  (Denominator)   Amount
                                                                                  -----------  -------------  --------
                                                                                  (in thousands, except per share data)
      Basic EPS

      Net income available to common stockholders ............................       $7,786        7,370       $ 1.06

      Effect of Dilutive Securities

      Options ................................................................           --          231        (0.04)
                                                                                     ------       ------       ------

      Diluted EPS

      Net income available to common stockholders plus assumed conversions ...       $7,786        7,601       $ 1.02
                                                                                     ======       ======       ======

                                                                                            December 31, 2003
                                                                                  ------------------------------------
                                                                                    Income        Shares      Per Share
                                                                                  (Numerator)  (Denominator)   Amount
                                                                                  -----------  -------------  --------
      Basic EPS

      Net income available to common stockholders ............................       $6,734        7,301       $ 0.92

      Effect of Dilutive Securities

      Options ................................................................           --          443        (0.05)
                                                                                     ------       ------       ------

      Diluted EPS

      Net income available to common stockholders plus assumed conversions ...       $6,734        7,744       $ 0.87
                                                                                     ======       ======       ======

                                                                                            December 31, 2002
                                                                                  ------------------------------------
                                                                                    Income        Shares      Per Share
                                                                                  (Numerator)  (Denominator)   Amount
                                                                                  -----------  -------------  --------
      Basic EPS

      Net income available to common stockholders ............................       $7,513        7,390       $ 1.02

      Effect of Dilutive Securities

      Options ................................................................           --          431        (0.06)
                                                                                     ------       ------       ------

      Diluted EPS

      Net income available to common stockholders plus assumed conversions ...       $7,513        7,821       $ 0.96
                                                                                     ======       ======       ======

NOTE 11 - STOCK BASED COMPENSATION

      The 2001 Employee Stock Option Plan (the "2001 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. Options to purchase a total of 330,750 shares were authorized to be granted under the 2001 Employee Plan. Options to acquire 155,098 and 112,413 shares were outstanding under this Plan at December 31, 2004 and 2003, respectively.

      The 2001 Stock Option Plan for Nonemployee Directors (the "2001 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. Options to purchase a total of 61,740 shares were authorized to be granted under the 2001 Directors Plan. Options to acquire 44,952 and 55,599 shares were outstanding at December 31, 2004 and 2003. No further options may be granted under the 2001 Directors Plan.

      The 1996 Employee Stock Option Plan (the "1996 Employee Plan") provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. A total of 560,291 shares were authorized to be granted under the 1996 Employee Plan. At December 31, 2004 and 2003, options to purchase a total of 187,696 and 338,894 shares, respectively, were outstanding under this Plan. No further options will be granted under the 1996 Employee Plan.

      The 1996 Stock Option Plan for Nonemployee Directors (the "1996 Directors Plan") provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries. At December 31, 2004 and 2003, options to purchase 131,603 and 252,510 shares were outstanding under this Plan. No further options may be granted under the 1996 Directors Plan.

      A summary of the status of the Company's stock option plans as of December 31, 2004, 2003 and 2002 and the changes during the years ending on those dates is represented below.

                                                           2004                       2003                       2002
                                                   ----------------------     ----------------------     ----------------------
                                                                 Weighted                   Weighted                   Weighted
                                                                  Average                    Average                    Average
                                                   Number of     Exercise     Number of     Exercise     Number of     Exercise
                                                     Shares        Price        Shares        Price        Shares        Price
                                                   ---------     --------     ---------     --------     ---------     --------
   Outstanding, beginning of year ............      759,416      $   6.86      866,613      $   6.93      878,353      $   6.58
   Granted ...................................      106,000         15.51           --            --       64,535         12.32
   Exercised .................................     (335,231)         7.00      (78,487)         7.16      (59,945)         7.33
   Terminated ................................      (10,836)         8.50      (28,710)         8.38      (16,330)         8.00
                                                    -------                    -------                    -------
   Outstanding, end of year ..................      519,349      $   8.47      759,416      $   6.86      866,613      $   6.93
                                                    =======                    =======                    =======
   Options exercisable at year-end ...........      322,101                    511,531                    458,572
                                                    =======                    =======                    =======
   Weighted average fair value of options
        granted during the year ..............                   $  15.51                   $     --                   $   6.97
                                                                 ========                   ========                   ========

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004.

                                              Options Outstanding                              Options Exercisable
                          -----------------------------------------------------------    ------------------------------
          Range of          Number            Weighted Average        Weighted Average      Number     Weighted Average
       Exercise Prices    Outstanding    Remaining Contractual Life    Exercise Price    Outstanding    Exercise Price
      -----------------   -----------    --------------------------    --------------    -----------   ----------------
       $5.45 to $8.63       364,253              2.20 years                $ 5.91          304,802          $ 5.67
      $12.32 to $15.71      155,096              6.81 years                 14.50           17,299           12.32
                            -------                                                        -------
                            519,349                                                        322,101
                            =======                                                        =======

NOTE 12 - BENEFIT PLANS

EMPLOYEE 401(K) PLAN

      The Company has a 401(k) savings plan covering substantially all employees. Under the plan the Company matches 50% of employee contributions for all participants with less than five years employment, not to exceed 2% of their salary, 75% of employee contributions for all participants with six years through 10 years of employment, not to exceed 3% of their salary, and 100% of employee contributions for all participants with more than 10 years of employment, not to exceed 4% of their salary. The Company contributed approximately $662,000, $583,000 and $645,000 for 2004, 2003 and 2002,
respectively. Included in the Company's contribution is the profit sharing percentage, which is determined on an annual basis.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

      The Company adopted three Supplemental Executive Retirement Plans ("SERPs"), two of which became effective in 1999 and the third of which became effective in 2004. The SERPs are designed to provide key executives with a benefit equal to the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective Bank Subsidiary's funding of tax-qualified retirement plans (such as the 401(k) Plan). Under the SERPs, the amount of aggregate annual benefits to which the key executives would be entitled upon retirement at age 65 has been actuarially determined to be approximately $323,000. The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of insurance policies it purchased on the lives of these key executives. The Company contributed $290,000, $115,000 and $61,000 for 2004, 2003 and 2002,
respectively.

DIRECTORS' RETIREMENT PLAN

      The Company maintains a noncontributory nonqualified retirement plan for nonemployee directors of the Company, GCB and BCB ("Directors' Retirement Plan"). The Directors' Retirement Plan is designed to provide a benefit to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on their respective Board(s) of which at least five years occur after the Directors' Retirement Plan was established in 1999. Each participant's retirement benefit is 75% of his/her projected annual board fees earned in the year prior to his/her normal retirement date (the later of age 65 or five years of plan participation), using fees actually earned in 1997 plus assumed increases in such fees based upon annual compounding at the rate of 5%, subject to a maximum amount specified in each participating director's Joinder Agreement. If a director becomes disabled before reaching his/her benefit eligibility date, he/she may ask the Board to permit him/her to receive an immediate disability benefit equal to the annualized value of his/her accrued benefit, payable monthly over a 10-year period. If a director dies before reaching his/her benefit eligibility date, the director's beneficiary is entitled to a monthly survivor benefit payable over a 10-year period. If the director's services are terminated following a "change-in-control", the director is entitled to receive full retirement benefit, commencing 30 days after termination.

      All nonemployee directors of the Company except for one were participants in the Directors' Retirement Plan at the end of 2004. If the participating directors continue to serve as directors and retire at their benefit eligibility dates (the later of 65 or five years of plan participation), the estimated annual pensions payable to them under the plan would be $92,035. These amounts are payable in monthly installments over a period of ten years. Other actuarially equivalent forms of payment are optionally permitted.

      In January 2004, the Board of Directors approved a plan to implement an optional secular trust program for all directors that choose to participate. At the end of 2004, only Mr. Soldoveri's secular trust had been implemented, with the Company contributing $5,800. In 2005, the Board intends to pursue the implementation of secular trust for each Board member.

DEFERRED COMPENSATION PLAN

      Effective January 1, 1999 the Company established a deferred compensation plan for nonemployee directors of the Company, GCB and BCB ("Deferred Compensation Plan"). A participating director may defer payment of a specified amount up to 100% of his/her monthly board fees and/or stipend as a director of both the Company and a subsidiary bank using fees actually earned in 1997 for a five year period commencing January 1999 and ending December 2003. Deferred amounts earn interest at the rate of

10% per annum. At retirement, the benefit under the Deferred Compensation Plan is payable in the form of a monthly annuity for 10 years. If a director becomes disabled before attaining his/her benefit eligibility date, he/she may ask the Board to permit him/her to receive an immediate disability benefit equal to the annuitized value of his/her deferral account, payable monthly over a 10-year period. If a director dies before reaching his/her benefit eligibility date, the director's beneficiary is entitled to a monthly survivor benefit payable over a 10-year period. The Deferred Compensation Plan also provides a $10,000 death benefit payable to the director's beneficiary. A majority of nonemployee directors of the Company are participating in the Deferred Compensation Plan.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

      The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2012 and that contain certain renewal options. Rent expenses charged to operations approximated $794,000, $788,000 and $766,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in these amounts are $275,000 in 2004, $255,000 in 2003 and $255,000 in 2002 paid to a limited liability company of which the Company's chairman and former chairman emeritus are members.

      As of December 31, 2004, future approximate minimum annual rental payments under these leases are as follows (in thousands):

                        2005 ................     $  711
                        2006 ................        680
                        2007 ................        685
                        2008 ................        552
                        2009 ................        533
                        Thereafter ..........        943
                                                  ------
                             Total ..........     $4,104
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

      Unless noted otherwise, the Bank Subsidiaries do not require collateral or
other  security  to  support   financial   instruments  with  credit  risk.  The
approximate contract amounts are as follows:

                                                                                           December 31,
                                                                                       --------------------
                                                                                         2004        2003
                                                                                       --------    --------
                                                                                          (in thousands)
            Financial instruments whose contract amounts represent credit risk:
                Commitments to extend credit ......................................    $176,539    $149,094
                Standby letters of credit and financial guarantees written ........       1,604       2,857

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

      Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee a customer's performance to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2004 varies up to 100%.

      The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of December 31, 2004 is $1.6 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

      The Bank Subsidiaries grant various commercial and consumer loans, primarily within the State of New Jersey. Although the Bank Subsidiaries have diversified loan portfolios, a substantial portion of their borrowers' ability to honor their loan payment obligations in a timely fashion is dependent on the success of the real estate industry. Commercial and standby letters of credit are granted primarily to commercial borrowers.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS  No.107,  Disclosures  about  Fair  Value of  Financial  Instruments, requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No.107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

      The Company has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are outlined below.

      For cash and cash equivalents, the recorded book values of $32.3 million and $29.2 million at December 31, 2004 and 2003, respectively, approximate fair values. For interest-bearing deposits with banks, the recorded book values of $7.8 million and $7.5 million at December 31, 2004 and 2003, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan and lease portfolio at December 31, 2004 and 2003 has been valued using a present value discounted cash flow method where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

      The following table presents the carrying amounts and estimated fair values of investment securities and loans and leases at December 31, 2004 and 2003.

                                                                          2004                          2003
                                                                ------------------------      -------------------------
                                                                Carrying      Estimated       Carrying       Estimated
                                                                 Amount       Fair Value       Amount       Fair Value
                                                                --------      ----------      --------      ----------
                                                                                    (in thousands)
            Investment securities available-for-sale ....       $111,840       $111,840       $152,513       $152,513
            Investment securities held-to-maturity ......         20,205         20,104          2,726          2,712
            Loans and leases, net .......................        602,274        611,778        515,657        525,899

      The estimated fair values of demand deposits (i.e., non interest-bearing demand deposits, interest-bearing checking deposits, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

      The fair value of borrowed funds is based on the discounted value of estimated cash flows. The discounted rate is estimated using the rates currently offered for similar advances. The following table presents the carrying amounts and estimated fair values of time deposits, securities sold under agreements to repurchase, federal funds purchased and FHLB advances at December 31, 2004 and 2003.

                                                                                2004                          2003
                                                                      ------------------------      -------------------------
                                                                      Carrying      Estimated       Carrying       Estimated
                                                                       Amount       Fair Value       Amount       Fair Value
                                                                      --------      ----------      --------      ----------
                                                                                          (in thousands)
            Time deposits .....................................       $171,914       $173,278       $145,380       $146,784
            Securities sold under agreements to repurchase ....          5,771          5,771         10,047         10,047
            Federal funds purchased ...........................         40,000         40,000         15,700         15,700
            FHLB Advances .....................................         85,000         85,001         85,000         96,391

      The carrying amounts of the Company's subordinated debt at both December 31, 2004 and 2003 approximate fair value.

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

NOTE 16 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

      New Jersey state law permits a bank subsidiary to pay dividends to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary bank maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 2004 and 2003, respectively, GCB had $20.0 million and $16.1 million, BCB had $9.6 million and $5.6 million, and RCB had $1.3 million and $1.0 million, of funds available for the payment of dividends to the Company.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets.
Management believes the Company and the Bank Subsidiaries met all capital adequacy requirements to which they were subject as of December 31, 2004.

      As of December 31, 2004, the most recent notification from the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes no conditions or events have occurred since the most recent FDIC notification that has changed the category of the Company or any of the Bank Subsidiaries.

                                                                                                   To be Well-Capitalized
                                                                               For Capital        Under Prompt Corrective
                                                        Actual              Adequacy Purposes        Action Provisions
                                                  -------------------      -------------------    -----------------------
                                                   Amount      Ratio        Amount      Ratio        Amount      Ratio
                                                  -------     -------      -------     -------      -------     -------
                                                                          (dollars in thousands)
As of December 31, 2004:

Total capital (to risk-weighted assets)

   Greater Community Bancorp ................     $79,031       11.73%     $53,900        8.00%         n/a         n/a
   Greater Community Bank ...................      41,617       10.08       33,030        8.00      $41,287       10.00%
   Bergen Commercial Bank ...................      24,883       10.83       18,381        8.00       22,976       10.00
   Rock Community Bank ......................       5,859       20.88        2,245        8.00        2,806       10.00

Tier 1 capital (to risk-weighted assets)

   Greater Community Bancorp ................      64,157        9.52       26,957        4.00          n/a         n/a
   Greater Community Bank ...................      36,448        8.82       16,530        4.00       24,795        6.00
   Bergen Commercial Bank ...................      22,178        9.66        9,183        4.00       13,775        6.00
   Rock Community Bank ......................       5,506       19.62        1,123        4.00        1,684        6.00

Tier 1 capital (to average assets)

   Greater Community Bancorp ................      64,157        7.99       32,118        4.00          n/a         n/a
   Greater Community Bank ...................      36,448        7.28       20,026        4.00       25,033        5.00
   Bergen Commercial Bank ...................      22,178        8.45       10,498        4.00       13,123        5.00
   Rock Community Bank ......................       5,506       16.01        1,376        4.00        1,720        5.00

As of December 31, 2003:

Total capital (to risk-weighted assets)

   Greater Community Bancorp ................     $69,455       11.96%     $46,460        8.00%         n/a         n/a
   Greater Community Bank ...................      35,854       10.09       28,433        8.00      $35,541       10.00%
   Bergen Commercial Bank ...................      18,979       10.14       14,967        8.00       18,709       10.00
   Rock Community Bank ......................       5,578       17.95        2,486        8.00        3,107       10.00

Tier 1 capital (to risk-weighted assets)

   Greater Community Bancorp ................      52,459        9.03       23,230        4.00          n/a         n/a
   Greater Community Bank ...................      31,404        8.84       14,217        4.00       21,325        6.00
   Bergen Commercial Bank ...................      16,639        8.89        7,484        4.00       11,226        6.00
   Rock Community Bank ......................       5,188       16.70        1,243        4.00        1,864        6.00

Tier 1 capital (to average assets)

   Greater Community Bancorp ................      52,459        7.09       29,586        4.00          n/a         n/a
   Greater Community Bank ...................      31,404        6.72       18,703        4.00       23,378        5.00
   Bergen Commercial Bank ...................      16,639        7.33        9,079        4.00       11,348        5.00
   Rock Community Bank ......................       5,188       13.56        1,530        4.00        1,913        5.00

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

      The condensed financial information of Greater Community Bancorp (parent company only) is as follows:

CONDENSED BALANCE SHEET

                                                                 December 31,
                                                              ------------------
                                                                2004       2003
                                                              -------    -------
                                                                (in thousands)
   ASSETS:

          Cash .............................................  $ 1,560    $   580

          Investment securities available-for-sale .........    5,214      7,651

          Investment in subsidiaries .......................   77,441     68,453

          Other assets .....................................      958      1,012
                                                              -------    -------
                Total assets ...............................  $85,173    $77,696
                                                              =======    =======

   LIABILITIES AND SHAREHOLDERS' EQUITY:

          Subordinated debt ................................  $24,743    $24,743

          Other liabilities ................................    1,815      2,383

          Shareholders' equity .............................   58,615     50,570
                                                              -------    -------
                Total liabilities and shareholders' equity .  $85,173    $77,696
                                                              =======    =======

CONDENSED STATEMENTS OF INCOME

                                                                            Years Ended December 31,
                                                                       ----------------------------------
                                                                         2004         2003         2002
                                                                       --------     --------     --------
                                                                                 (in thousands)
      INCOME:

            Equity in undistributed income of Bank Subsidiaries ...    $  8,284     $  4,370     $    823

            Dividends from Bank Subsidiaries ......................          --        2,291        7,919

            Interest income .......................................         241          334          350

            Gain on sale of investment securities .................       1,120        2,116        1,121
                                                                       --------     --------     --------
                                                                          9,645        9,111       10,213
                                                                       --------     --------     --------

      EXPENSES:

            Interest on subordinated debt .........................       2,028        2,030        2,168

            Write-off of deferred insurance costs .................          --           --        1,022

            Other expenses ........................................         230          403          205
                                                                       --------     --------     --------
                                                                          2,258        2,433        3,395
                                                                       --------     --------     --------
                   Income before income tax benefits ..............       7,387        6,678        6,818

            Income tax benefits ...................................        (399)         (56)        (695)
                                                                       --------     --------     --------
            Net income ............................................    $  7,786     $  6,734     $  7,513
                                                                       ========     ========     ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                                    ----------------------------------
                                                                                      2004         2003         2002
                                                                                    --------     --------     --------
                                                                                              (in thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income ...............................................................    $  7,786     $  6,734     $  7,513

      Adjustments to reconcile net income to cash provided by operating activities:

          Gains on sales of investment securities available-for-sale ...........      (1,120)      (2,116)      (1,121)

          Decrease (increase) in other assets ..................................          54          112          (35)

          (Decrease) increase in other liabilities .............................        (568)         576         (392)

          Equity in undistributed income of subsidiaries .......................      (8,284)      (4,370)        (823)
                                                                                    --------     --------     --------
               Net cash provided by (used in) operating activities .............      (2,132)         936        5,142
                                                                                    --------     --------     --------

      CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of investment securities available-for-sale .................        (352)      (2,425)      (2,867)

          Proceeds from the sale of investment securities available-for-sale ...       3,564        7,782        2,150

          Payments from investments in and advances to subsidiaries ............      (2,823)      (1,541)      (2,736)

          Proceeds from advances to subsidiaries ...............................       1,736           --        1,000
                                                                                    --------     --------     --------
               Net cash provided by (used in) investing activities .............       2,125        3,816       (2,453)
                                                                                    --------     --------     --------

      CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of common stock, net ..........................         629           --           --

          Proceeds from exercise of stock options ..............................       3,830          757          717

          Proceeds from issuance of subordinated debt ..........................          --           --       24,000

          Repayment of subordinated debt .......................................          --           --      (23,000)

          Dividends paid .......................................................      (3,472)      (3,041)      (2,679)
                                                                                    --------     --------     --------
          Purchase of treasury stock ...........................................          --       (4,513)      (1,178)

               Net cash provided by (used in) financing activities .............         987       (6,797)      (2,140)

      Net Increase (Decrease) in Cash and Cash Equivalents .....................    $    980     $ (2,045)    $    549

      CASH AND CASH EQUIVALENTS, beginning of year .............................         580        2,625        2,076
                                                                                    --------     --------     --------

      CASH AND CASH EQUIVALENTS, end of year ...................................    $  1,560     $    580     $  2,625
                                                                                    ========     ========     ========

NOTE 18 -QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following represents summarized 2004 quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                            Quarters ended 2004
                                                        -------------------------------------------------------
                                                        December 31    September 30     June 30        March 31
                                                        -----------    ------------     -------        --------
                                                                (in thousands, except for per share data)
2004
----

   Interest income ...............................        $10,411        $10,181        $ 9,705        $ 9,953

   Interest expense ..............................          3,328          3,167          3,122          2,982

   Net interest income ...........................          7,083          7,014          6,583          6,971

   Provision for loan and lease losses ...........            207            245            356            361

   Non-interest income ...........................          1,469          1,599          1,861          1,560

   Non-interest expense ..........................          4,690          5,507          5,484          5,570

   Income before provision for income taxes ......          3,655          2,861          2,604          2,600

   Net income ....................................          2,156          1,976          1,835          1,819

   Average common shares outstanding - basic .....          7,509          7,384          7,356          7,221

   Average common shares outstanding - diluted ...          7,736          7,688          7,691          7,581

Per share data
--------------

   Earnings per common share - basic .............        $  0.29        $  0.27        $  0.25        $  0.25

   Earnings per common share - diluted ...........           0.28           0.26           0.24           0.24

2003
----

   Interest income ...............................        $ 9,450        $ 9,192        $ 9,440        $ 9,824

   Interest expense ..............................          2,877          2,987          3,105          3,275

   Net interest income ...........................          6,573          6,205          6,335          6,549

   Provision for loan and lease losses ...........            362          1,249            138            316

   Non-interest income ...........................          1,713          2,996          1,639          1,600

   Non-interest expense ..........................          5,183          5,694          5,658          5,490

   Income before provision for income taxes ......          2,741          2,258          2,178          2,343

   Net income ....................................        $ 1,899        $ 1,659        $ 1,537        $ 1,639

   Average common shares outstanding - basic .....          7,171          7,258          7,386          7,393

   Average common shares outstanding - diluted ...          7,617          7,707          7,861          7,855

Per share data
--------------

   Earnings per common share - basic .............        $  0.26        $  0.23        $  0.21        $  0.22

   Earnings per common share - diluted ...........           0.25           0.22           0.20           0.21

                                                  McGladrey & Pullen, LLP
                                                  One Valley Square, Ste. 250
                                                  612 Township Line Road
                                                  Blue Bell, PA 19422-2700
                                                  O 215-641-8600
                                                  F 215-641-8680

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Greater Community Bancorp
Totowa, New Jersey

We have audited the consolidated balance sheet of Greater Community Bancorp and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Community Bancorp as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 3, 2005

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

                                                  McGladrey & Pullen, LLP
                                                  One Valley Square, Ste. 250
                                                  512 Township Line Road
                                                  Blue Bell, PA 15422-2700
                                                  0 215-641-6600  F 215-641-8650

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Greater Community Bancorp
Totowa, New Jersey

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Greater Community Bancorp (the "Company') maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

To the Board of Directors
Greater Community Bancorp
Page 2


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Greater Community Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Greater Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of Greater Community Bancorp and our report dated March 3, 2005 expressed an unqualified opinion.


/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 3, 2005

Grant Thornton LLP
Accountants and Business Advisors

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Greater Community Bancorp

We have audited the accompanying consolidated balance sheet of Greater Community Bancorp and subsidiaries as of December 31, 2003 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greater Community Bancorp and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 16, 2004

Suite 3100
Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
T 215.561.4200
F 215.561.1066
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       -------------------------------------------------------------------------
       DISCLOSURE
       ----------

      None.

Item 9A CONTROLS AND PROCEDURES
        -----------------------

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

      (b)   Management's Report on Internal Control over Financial Reporting

            Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

            Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B OTHER INFORMATION
        -----------------

      None.

                                    PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

      Directors and Executive Officers: Information required by Items 401, 405 and 406 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      Other Significant Employees: Not applicable.

      Family Relationships: Anthony M. Bruno, Jr., Chairman and CEO of the Company, Chairman, President and CEO of GCB and Chairman of BCB. C. Mark Campbell, a director, President and COO of the Company and President and CEO of BCB, is Mr. Bruno's brother-in-law.

      Involvement in Certain Legal Proceedings: Not applicable.

Item 11 EXECUTIVE COMPENSATION
        ----------------------

      Information  required  by  Item  402  of  Reg.  S-K  is  contained  in the
registrant's   definitive  Proxy  Statement  for  its  2005  Annual  Meeting  of
Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 12 SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
        ------------------------------------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------

      Security   Authorized  for  Issuance  Under  Equity   Compensation  Plans:
Information required by Item 201(d) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      Security Ownership of Certain Beneficial Owners:  Information  required by
Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

      Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

      Changes in Control: Not applicable. The registrant knows of no contractual arrangements of a nature described in Item 403(c) of Reg. S-K that may, at a future date, result in a change of control of the registrant.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

      Information  required  by  Item  404  of  Reg.  S-K  is  contained  in the
registrant's   definitive  Proxy  Statement  for  its  2005  Annual  Meeting  of
Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
        --------------------------------------

      Information  required by Item 9(c) of  Schedule  14A is  contained  in the
registrant's   definitive  Proxy  Statement  for  its  2005  Annual  Meeting  of
Stockholders furnished to the Commission pursuant to Regulation 14A.

                                     PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
        ------------------------------------------

      (a) This report includes financial statements for the Company's fiscal year ended December 31, 2004.

      (b) Exhibits. An Exhibit Index has been filed as part of this Report on page E-1. Such Exhibit Index is incorporated herein by reference. The exhibits are being filed with the SEC but are not part of the annual report sent to stockholders.

      (c)   Financial Statement Schedules. Not applicable.

SIGNATURES
----------

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Greater Community Bancorp


      Date: March 15, 2005              BY: /s/ Anthony M. Bruno, Jr.
                                                --------------------------------
                                                Anthony M. Bruno, Jr.
                                                Chairman and Chief Executive
                                                Officer


      Date: March 15, 2005              BY: /s/ Naqi A. Naqvi
                                                --------------------------------
                                                Naqi A. Naqvi
                                                Senior Vice President and Chief
                                                Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Date: March 15, 2005              BY: /s/ Anthony M. Bruno, Jr.
                                                --------------------------------
                                                Anthony M. Bruno, Jr.
                                                Chairman of the Board


      Date: March 15, 2005              BY: /s/ Charles J. Volpe
                                                --------------------------------
                                                Charles J. Volpe
                                                Director


      Date: March 15, 2005              BY: /s/ C. Mark Campbell
                                                --------------------------------
                                                C. Mark Campbell
                                                President and Director


      Date: March 15, 2005              BY: /s/ Joseph A. Lobosco
                                                --------------------------------
                                                Joseph A. Lobosco
                                                Director


      Date: March 15, 2005              BY: /s/ Alfred R. Urbano
                                                --------------------------------
                                                Alfred R. Urbano
                                                Director


      Date: March 15, 2005              BY: /s/ Robert C. Soldoveri
                                                --------------------------------
                                                Robert C. Soldoveri
                                                Director

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    EXHIBITS
                                    --------

                                       TO

                                    FORM 10-K
                   For the fiscal year ended December 31, 2004

                           Commission File No. 0-14294

                            Greater Community Bancorp
                            -------------------------

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

      10.10 Amended Employment Agreement of George E. Irwin dated August 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 1, 2003)

      10.11 Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)

      10.12 Employment Agreement of C. Mark Campbell dated March 2, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on March 8, 2005)

      21          Subsidiaries of Registrant

      23.1        Consent of Grant Thornton LLP

      23.2        Consent of McGladrey and Pullen, LLP

      31.1        Certification of Chief Executive Officer dated March 15, 2005

      31.2        Certification of Chief Financial Officer dated March 15, 2005

      32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated March 15, 2005