Form 10-Q
period 2005-03-31
GREATER COMMUNITY BANCORP
filed 2005-05-10
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         March 31, 2005
                                     ----------------------------------------

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ________________

            Commission file number            0-14294
                                   ------------------------------------------

                            Greater Community Bancorp
      -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New Jersey                           22-2545165
      -----------------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

         55 Union Boulevard, Totowa, New Jersey                07512
      -----------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code  (973) 942-1111
                                                         --------------------

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

      YES |X|  NO |_|

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock $0.50 par value - 7,610,507 shares at April 27, 2005.

                            GREATER COMMUNITY BANCORP

                      Index to Form 10-Q for March 31, 2005
                      -------------------------------------

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets at March 31, 2005 (unaudited)
     and December 31, 2004...................................................  1

Consolidated Statements of Income (unaudited)
     Three months ended March 31, 2005 and 2004..............................  2

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
     Three months ended March 31, 2005 and 2004..............................  3

Consolidated Statements of Cash Flows (unaudited)
     Three months ended March 31, 2005 and 2004..............................  4

Notes to Consolidated Financial Statements (unaudited).......................  5

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................  7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......... 14

Item 4 - Controls and Procedures............................................. 14

PART II - OTHER INFORMATION

Items 1 through 6............................................................ 15

Signatures................................................................... 16

Exhibit Index ...............................................................E-1

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
         --------------------

GREATER COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                                  (unaudited)
                                                                                   March 31,      December 31,
                                                                                     2005             2004
                                                                                 -----------      ------------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing                                   $    17,605       $    22,952
FEDERAL FUNDS SOLD                                                                    20,575             9,370
                                                                                 -----------       -----------
        Total cash and cash equivalents                                               38,180            32,322
DUE FROM BANKS - Interest-bearing                                                      5,850             7,806
INVESTMENT SECURITIES - Available-for-sale                                           101,526           111,840
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
 $38,916 and $20,104 at March 31, 2005 and December 31, 2004, respectively)           37,445            20,205
                                                                                 -----------       -----------
        Total investment securities                                                  138,971           132,045
LOANS AND LEASES, net of unearned income                                             625,493           611,192
 Less: Allowance for loan and lease losses                                            (9,106)           (8,918)
                                                                                 -----------       -----------
        Net loans and leases                                                         616,387           602,274
PREMISES AND EQUIPMENT, net                                                            9,795            10,023
ACCRUED INTEREST RECEIVABLE                                                            3,360             2,835
OTHER REAL ESTATE OWNED                                                                  849               849
BANK-OWNED LIFE INSURANCE                                                             14,630            14,503
GOODWILL                                                                              11,574            11,574
OTHER ASSETS                                                                          12,524            11,132
                                                                                 -----------       -----------
 TOTAL ASSETS                                                                    $   852,120       $   825,363
                                                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing                                                          $   171,010       $   167,850
   Interest-bearing checking                                                         198,963           170,343
   Savings                                                                            91,520            93,844
   Time deposits less than $100                                                      146,972           136,144
   Time deposits $100 and over                                                        55,184            35,770
                                                                                 -----------       -----------
        Total deposits                                                               663,649           603,951
FHLB ADVANCES                                                                         85,000            85,000
FEDERAL FUNDS PURCHASED                                                                4,000            40,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                         6,281             5,771
ACCRUED INTEREST PAYABLE                                                               1,690             1,637
OTHER LIABILITIES                                                                      7,566             5,646
SUBORDINATED DEBT                                                                     24,743            24,743
                                                                                 -----------       -----------
        Total liabilities                                                            792,929           766,748
SHAREHOLDERS' EQUITY:
   Common stock, par value $0.50 per share: 20,000,000 shares authorized,
     7,610,507 and 7,570,278 shares outstanding at March 31, 2005 and
     December 31, 2004, respectively                                                   3,805             3,785
   Additional paid-in capital                                                         48,907            48,538
   Retained earnings                                                                   5,725             4,475
   Accumulated other comprehensive income                                                754             1,817
                                                                                 -----------       -----------
        Total shareholders' equity                                                    59,191            58,615
                                                                                 -----------       -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   852,120       $   825,363
                                                                                 ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                               2005             2004
                                                                           -----------      -----------
INTEREST INCOME:
 Loans and leases                                                          $     9,639      $     8,367
 Investment securities                                                           1,298            1,486
 Federal funds sold and deposits with banks                                         93              100
                                                                           -----------      -----------
        Total interest income                                                   11,030            9,953
                                                                           -----------      -----------

INTEREST EXPENSE:
 Deposits                                                                        1,853            1,325
 Short-term borrowings                                                           1,191            1,150
 Long-term borrowings                                                              507              507
                                                                           -----------      -----------
        Total interest expense                                                   3,551            2,982
                                                                           -----------      -----------

NET INTEREST INCOME                                                              7,479            6,971

PROVISION FOR LOAN AND LEASE LOSSES                                                211              361
                                                                           -----------      -----------
        Net interest income after provision for loan and lease losses            7,268            6,610
                                                                           -----------      -----------

NON-INTEREST INCOME:
 Service charges on deposit accounts                                               730              704
 Other commission and fees                                                         158              225
 Loan fee income                                                                    96               11
 Gain on sale of investment securities                                             440              289
 Gain on sale of leases                                                             --                1
 Bank-owned life insurance                                                         127              126
 All other income                                                                  235              204
                                                                           -----------      -----------
        Total non-interest income                                                1,786            1,560
                                                                           -----------      -----------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                                                  3,363            3,153
 Occupancy and equipment                                                           950              889
 Regulatory, professional and other fees                                           517              506
 Computer services                                                                 150              142
 Office expenses                                                                   306              301
 Other operating expenses                                                          568              579
                                                                           -----------      -----------
        Total non-interest expense                                               5,854            5,570
                                                                           -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                         3,200            2,600

PROVISION FOR INCOME TAXES                                                       1,037              781
                                                                           -----------      -----------

NET INCOME                                                                 $     2,163      $     1,819
                                                                           ===========      ===========

Weighted average shares outstanding - Basic                                      7,586            7,221
Weighted average shares outstanding - Diluted                                    7,818            7,581

Earnings per share - Basic                                                 $      0.29      $      0.25
Earnings per share - Diluted                                               $      0.28      $      0.24

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, unaudited)

Three Months Ended March 31, 2005

                                                                               Accumulated
                                                    Additional                     Other                         Total
                                       Common        Paid-in       Retained    Comprehensive  Comprehensive   Shareholders'
                                        Stock        Capital       Earnings       Income          Income         Equity
                                      ---------     ----------    ----------   -------------  -------------   -------------
BALANCE: January 1, 2005               $  3,785      $ 48,538      $  4,475       $  1,817                       $ 58,615

Net income                                   --            --         2,163             --       $  2,163           2,163
Exercise of stock options                    13           158            --             --                            171
Issuance of common stock                      7           211            --             --                            218
Cash dividends of $0.12 per share            --            --          (913)            --                           (913)
Other comprehensive income,
 net of reclassification
 adjustments and taxes                       --            --            --         (1,063)        (1,063)         (1,063)
                                                                                                 --------
Total comprehensive income                                                                       $  1,100
                                       --------      --------      --------       --------       ========        --------
BALANCE: March 31, 2005                $  3,805      $ 48,907      $  5,725       $    754                       $ 59,191
                                       ========      ========      ========       ========                       ========

Three Months Ended March 31, 2004

BALANCE: January 1, 2004               $  3,502      $ 41,788      $  2,735       $  2,545                       $ 50,570

Net income                                   --            --         1,819             --       $  1,819           1,819
Exercise of stock options                    75         1,366            --             --                          1,441
Issuance of common stock                     --            --            --             --                             --
Cash dividends of $o.11 per share            --            --          (789)            --                           (789)
Other comprehensive income,
 net of reclassification
 adjustments and taxes                       --            --            --            763            763             763
                                                                                                 --------
Total comprehensive income                                                                       $  2,582
                                       --------      --------      --------       --------       ========        --------
BALANCE: March 31, 2004                $  3,577      $ 43,154      $  3,765       $  3,308                       $ 53,804
                                       ========      ========      ========       ========                       ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                            2005              2004
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                             $      2,163       $      1,819
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                319                314
   Amortization of premium and accretion of discount on securities, net                          63                245
   Provision for loan and lease losses                                                          211                361
   (Gains) on sales of leases                                                                    --                 (1)
   (Gains) on sales of securities, net                                                         (440)              (289)
   (Increase) in accrued interest receivable                                                   (525)              (367)
   (Increase) in bank-owned life insurance and other assets                                    (582)            (1,717)
   Increase (decrease) in accrued expenses and other liabilities                               (327)             2,152
                                                                                       ------------       ------------
      Net cash provided by operating activities                                                 882              2,517
                                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Available-for-sale investment securities
     Purchases                                                                                   --             (5,580)
     Sales                                                                                    1,888                759
     Maturities and principal paydowns                                                        6,790             13,453
   Held-to-maturity investment securities
     Purchases                                                                              (15,898)              (912)
     Maturities and principal paydowns                                                          971                  3
   Net decrease in interest-bearing deposits with banks                                       1,956                120
   Net (increase) in loans                                                                  (14,324)            (3,321)
   Capital expenditures                                                                         (91)              (168)
   (Increase) in other real estate owned                                                         --                 (1)
                                                                                       ------------       ------------
      Net cash (used in) provided by investing activities                                   (18,708)             4,353
                                                                                       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:

   Net increase in deposit accounts                                                          59,698             51,320
   (Decrease) in federal funds purchased and securities sold under
     agreement to repurchase                                                                (35,490)           (17,826)
   Dividends paid to common shareholders                                                       (913)              (789)
   Proceeds from exercise of stock options                                                      171              1,441
   Proceeds from issuance of common stock                                                       218                 --
                                                                                       ------------       ------------
      Net cash provided by financing activities                                              23,684             34,146
                                                                                       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              $      5,858       $     41,016

CASH AND CASH EQUIVALENTS, beginning of period                                               32,322             29,233
                                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                               $     38,180       $     70,249
                                                                                       ============       ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at March 31, 2005, the consolidated results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.    Dividends

      On March 22, 2005, the Company's Board of Directors declared a cash dividend of 12.0 cents ($0.12) per share on the Company's common stock. The record date of the dividend was April 15, 2005 and the payment date was April 29, 2005.

3.    Earnings Per Share (EPS)

      The Company's reported diluted earnings per share of $0.28 and $0.24 for the three-month periods ended March 31, 2005 and 2004, respectively, take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely, stock options.

                                                                                 Three Months Ended March 31, 2005
                                                                          ------------------------------------------------
                                                                                             Weighted
                                                                             Income        Average Shares       Per Share
(in thousands, except per share data)                                      (Numerator)     (Denominator)         Amount
                                                                          ------------     --------------     ------------
Basic EPS

Net income available to common stockholders                               $      2,163             7,586      $       0.29

Effect of Dilutive Securities

Stock options                                                                       --               232             (0.01)
                                                                          ------------      ------------      ------------
Diluted EPS

Net income available to common stockholders plus assumed conversions      $      2,163             7,818      $       0.28
                                                                          ============      ============      ============

                                                                                  Three Months Ended March 31, 2004
                                                                          ------------------------------------------------
                                                                                              Weighted
                                                                              Income       Average Shares      Per Share
(in thousands, except per share data)                                      (Numerator)      (Denominator)        Amount
                                                                          ------------     --------------     ------------
Basic EPS

Net income available to common stockholders                               $      1,819             7,221      $       0.25

Effect of Dilutive Securities

Stock options                                                                       --               360             (0.01)
                                                                          ------------      ------------      ------------
Diluted EPS

Net income available to common stockholders plus assumed conversions      $      1,819             7,581      $       0.24
                                                                          ============      ============      ============

4.    Stock Options

      At March 31, 2005, the Company had four stock-based employee and director compensation plans. The Company presently accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, since all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee and director compensation cost has been recognized for the plans in 2005 and 2004.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
            (in thousands, except per share data)                                                 2005            2004
                                                                                                  ----            ----
            Net income                                                     As reported         $   2,163       $   1,819
            Less: stock-based compensation costs determined
               under fair value-based method for all grants, net of tax                              (75)            (61)
                                                                                               ---------       ---------
                                                                           Pro forma           $   2,088       $   1,758
                                                                                               =========       =========
            Earnings per share of common stock - basic                     As reported         $    0.29       $    0.25
                                                                           Pro forma                0.28            0.24

            Earnings per share of common stock - diluted                   As reported              0.28            0.24
                                                                           Pro forma                0.27            0.23

      The Company granted 20,000 stock options during the three-month period ended March 31, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: dividend yields of 3.0% and 2.5%; expected volatility of 17% and 34%; risk-free interest rates of 4.14% and 5.82%; and expected lives of ten years.

5.    Business Segments

      The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company's 2004 Form 10-K filed with Securities and Exchange Commission.

      The following tables present total revenue and net income for the three-month periods ending March 31, 2005 and 2004 and total assets at March 31, 2005 and 2004 for the Company's business segments. All significant intersegment accounts and transactions have been eliminated.

                                                         At and for the Three Months Ended March 31, 2005
                                                      ------------------------------------------------------
                                                                                                   Corporate
                                                          Total               Community            and Other
      (in thousands)                                     Company        Banking       Leasing         (2)
                                                         --------      ---------     --------      ---------
      Net interest income                                $  7,479      $  6,949      $    530      $     --
      Non-interest income (1)                               1,346         1,309            52           (15)
                                                         --------      --------      --------      --------
            Total revenue                                   8,825         8,258           582           (15)
      Provision for loan and lease losses                     211           165            46            --
      Gain on sale of investment securities                   440           440            --            --
      Non-interest expense                                  5,854         5,435           434           (15)
                                                         --------      --------      --------      --------
            Income before provision for income taxes        3,200         3,098           102            --
      Provision for income taxes                            1,037         1,002            35            --
                                                         --------      --------      --------      --------
            Net income                                   $  2,163      $  2,096      $     67      $     --
                                                         ========      ========      ========      ========

      Period-end total assets                            $852,120      $847,560      $ 39,817      $(35,257)

                                                           At and for the Three Months Ended March 31, 2004
                                                     -----------------------------------------------------------
                                                       Total          Community                       Corporate
                                                       Company         Banking         Leasing      and Other (2)
                                                     ----------      ----------      ----------     -------------
      Net interest income                            $    6,971      $    6,543      $      428       $       --
      Non-interest income (1)                             1,270           1,229              56              (15)
                                                     ----------      ----------      ----------       ----------
             Total revenue                                8,241           7,772             484              (15)
      Provision for loan and lease losses                   361             240             121               --
      Gain on sale of investment securities                 289             289              --               --
      Gain on sale of leases                                  1              --               1               --
      Non-interest expense                                5,570           5,122             463              (15)
                                                     ----------      ----------      ----------       ----------
             Income before provision for income
             taxes                                        2,600           2,699             (99)              --
      Provision for income taxes (recovery)                 781             814             (33)              --
                                                     ----------      ----------      ----------       ----------
             Net income (loss)                       $    1,819      $    1,885      $      (66)      $       --
                                                     ==========      ==========      ==========       ==========

      Period-end total assets                        $  792,005      $  791,825      $   27,959       $  (27,779)

      (1)   Excludes non-recurring gains which are reported separately.

      (2)   Includes intersegment eliminations.

6.    Directors' Retirement Plan

      In 1999, the Company established a noncontributory nonqualified directors' retirement plan for substantially all of the nonemployee directors of the Company, GCB and BCB. The directors' retirement plan is designed to provide retirement benefits to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on their respective Board(s).

      The components of net periodic plan costs for the directors' retirement plan are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                  (in thousands)                      2005          2004
                                                      ----          ----

                  Service cost                      $     14      $     19
                  Interest cost                            7             7
                                                    --------      --------

                  Net periodic benefit expense      $     21      $     26
                                                    ========      ========

      The Company currently expects to contribute approximately $71,000 to the directors' retirement plan in 2005. The Company made contributions of $21,000 to the plan in the three months ended March 31, 2005.

7.    New Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

      In December 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition that all contractually required payments receivable will not be collected. SOP 03-3 requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired by completion of a transfer in fiscal years beginning after December 31, 2004. Application of SOP 03-3 to the Company did not have a material effect on the consolidated financial statements.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

      In March 2004, the Financial Accounting Standards Board (FASB) released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("Issue 03-1"). It provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. In September 2004, the FASB approved for issuance a FASB Staff Position on Issue 03-1. This Position delays the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraph 10-20 of Issue 03-1. However, it does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. Management will continue to monitor the impact of Issue 03-1 on the Company's financial statements as the FASB issues additional guidance.

Exchange of Nonmonetary Assets

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets-an amendment of APB Opinion No. 29 ("SFAS No. 153"), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurements for nonmonetary exchanges of similar production assets in APB Opinion No. 29, Accounting for Nonmonetary Exchanges, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The Company does not expect application of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statements.

Share-Based Payment

      In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123(R)"), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) will become effective for the Company on January 1, 2006. The Company is currently assessing the financial statement impact of adopting SFAS No. 123(R).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion and analysis of the Company's consolidated financial condition as of March 31, 2005 and the results of operations for the three-month periods ended March 31, 2005 and 2004 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2004, and the other information therein. The consolidated balance sheet as of March 31, 2005 and the statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "Bank Subsidiaries" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB). Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2005. In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2004.

Statements Regarding Forward-Looking Information

      The information disclosed in this document, both in this MD&A section and elsewhere, includes forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe",

"anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Bank Subsidiaries to generate deposits, loans and leases and attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company is not obligated to update and does not undertake to update any such forward-looking statement made herein.

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

      The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss in the event of default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolios. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

      The Company accounts for its purchased goodwill in accordance with SFAS No. 142, Goodwill and Intangible Assets, which includes a requirement to test goodwill and indefinite lived intangible assets for impairment. The Company did not identify any impairment of its recorded goodwill during its transitional testing and continues to evaluate goodwill for impairment annually.

Business Overview

      The Company is registered with the Federal Reserve Board as a bank holding company and is designated by the Federal Reserve Board as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Bank Subsidiaries. The Company offers commercial and retail banking products and services, and securities brokerage services through a third party provider. Highland Capital Corp., a wholly-owned leasing subsidiary of one of the Bank Subsidiaries, is engaged in the business of leasing equipment to small and mid-sized businesses on a national basis.

      Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and nonbanks compete for customers with a broad array of banking, investment and capital market products. Despite the challenges and competition, key strengths of personalized service and local delivery continue to attract high-quality business to the Company. Highly focused personalized customer service provides a basis for differentiation in today's environment where banks and other financial service providers target the same customer. The Company is enthusiastic about its business opportunities due to its focus on building relationships and delivering quality service to the community banking market.

      The Company's expansion of its branch network in Morris County, New Jersey in late 2004 was well received and encourages its further expansion into that county. The Company will continue to seek additional opportunities for expansion into other northern New Jersey communities.

Earnings Summary

      Net income for the first three months of 2005 was $2.2 million or $0.28 per diluted share, an 18.9% increase in net income from $1.8 million or $0.24 per diluted share earned in the first three months of 2004.

      The increase in net income for the most recent three-month period primarily reflects an increase in interest income on loans and leases related to volume growth.

Net Interest Income

      Net interest income for the three months ended March 31, 2005 increased $508,000, or 7.3%, to $7.5 million compared to the three months ended March 31, 2004. Total interest income for the period increased $1.1 million to $11.0 million while total interest expense increased $569,000 to $3.6 million. Interest on loans and leases increased $1.3 million due to an increase in average volume partially offset by a decline in yield of 5 basis points. Interest income on investment securities decreased by $188,000 largely due to a decline in average investment securities during the period compared to the same period in the prior year. Interest on federal funds sold and deposits with banks decreased a nominal $7,000 as average volume decreased from the prior period. Interest paid on deposits for the three months ended March 31, 2005 increased $528,000 due to increasing rates and increases in average deposits compared to the same period in the prior year. Interest paid on federal funds and other borrowings increased $41,000 primarily due to higher rates in the period compared to the prior year period.

      The Company's net interest margin on a tax equivalent basis was 4.00% for the three-month period ended March 31, 2005, compared to 3.99% for the same period in the prior year.

      The following table reflects the components of net interest income for the periods indicated.

                                                                               Three Months Ended March 31,
                                                          -----------------------------------------------------------------------
(dollars in thousands)                                                      2005                               2004
                                                          ----------------------------------    ---------------------------------
                                                           Average       Interest     Yield/     Average     Interest      Yield/
ASSETS                                                     Balance     Earned/Paid     Rate      Balance    Earned/Paid     Rate
                                                          ---------    -----------    ------    ---------   -----------    ------
Earning Assets:
   Investment securities (tax equivalent basis)           $ 132,592     $   1,364      4.17%    $ 153,303    $   1,553      4.07%
   Due from banks - interest-bearing                          6,591            44      2.71%        7,640           49      2.58%
   Federal funds sold                                         8,058            49      2.47%       20,713           51      0.99%
   Loans and leases, net unearned income (1)                617,872         9,639      6.33%      527,698        8,367      6.38%
                                                          ---------     ---------      ----     ---------    ---------      ----
            Total earning assets                            765,113        11,096      5.88%      709,354       10,020      5.68%
                                                                        ---------      ----                  ---------      ----
Less: Allowance for loan and lease losses                    (9,155)                               (8,349)
All other assets                                             73,030                                66,938
                                                          ---------                             ---------
           Total assets                                   $ 828,988                             $ 767,943
                                                          =========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
   Savings and interest-bearing checking                  $ 275,584     $     678      1.00%    $ 256,845    $     312      0.49%
   Time deposits                                            192,334         1,175      2.48%      170,703        1,013      2.39%
   Federal funds and other borrowings (2)                   103,546         1,191      4.66%      104,910        1,150      4.41%
   Subordinated debt                                         24,743           507      8.31%       24,000          507      8.50%
                                                          ---------     ---------      ----     ---------    ---------      ----
          Total interest-bearing liabilities                596,207         3,551      2.42%      556,457        2,982      2.16%
                                                                        ---------      ----                  ---------      ----
Non interest-bearing deposits                               165,414                               152,001
Other liabilities                                             7,992                                 7,123
Shareholders' equity                                         59,375                                52,361
                                                          ---------                             ---------
          Total liabilities and shareholders' equity      $ 828,988                             $ 767,943
                                                          =========                             =========

Net interest income (tax equivalent basis)                                  7,545                                7,038
Less: Tax equivalent basis adjustment                                         (66)                                 (67)
                                                                        ---------                            ---------
Net interest income                                                     $   7,611                            $   7,105
                                                                        =========                            =========
Net interest margin (3)                                                                4.00%                                3.99%
                                                                                       ====                                 ====

(1) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.

(2) Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.

(3) Net interest income (tax equivalent basis) divided by total earning assets.

Non-Interest Income

      Non-interest income continues to represent a considerable source of income for the Company, constituting 19% of total revenue (net interest income plus non-interest income) for the three months ended March 31, 2005. Non-interest income increased $226,000 or 14.5% for the period ended March 31, 2005 compared to the same period in the prior year. Gains on sale of investment securities constituted $151,000 of the increase. Growth in loan fee income of $85,000 for the period was related to an increase in loan and lease volume and was partially offset by a decline in other commissions and fees of $67,000.

Non-Interest Expense

      Total non-interest expense totaled $5.9 million, reflecting an increase of $284,000 or 5.1% for the three months ended March 31, 2005 compared to the same period in 2004. The largest component of non-interest expense, salaries and employee benefits, accounted for an increase of $210,000, or 6.7%, primarily reflecting compensation adjustments and rising health care costs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses for the three months ended March 31, 2005 decreased $150,000 to $211,000 compared to the same period in 2004. The decrease was primarily due to and consistent with a trend of improving asset quality in the loan and lease portfolio. Management is continuing to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolios.

Provision for Income Taxes

      The provision for income taxes for the three months ended March 31, 2005 increased $256,000 to $1.0 million compared to March 31, 2004, reflecting an effective tax rate of 32.4% and 30.0% for the comparable periods. The increase was primarily due to earnings growth and the result of a shift in pre-tax income to subsidiaries which are subject to higher state income taxes.

FINANCIAL CONDITION

ASSETS

      Between December 31, 2004 and March 31, 2005 total assets increased by $26.8 million to $852.1 million. The increase was attributable to growth in loans and leases, complemented by growth in investment securities and cash and cash equivalents. Asset growth was funded by growth in deposits net of a decrease in short-term borrowings.

Loans and Leases

      Total loans and leases increased from December 31, 2004 to March 31, 2005 by $14.4 million to $626.0 million. The increase resulted primarily from growth in real estate loans, construction loans and lease financing receivables.

      The following table reflects the composition of the loan and lease portfolio for the periods indicated. Certain loans were reclassified in the March 31, 2005 period to reflect appropriate categorization of security held as collateral.

      (in thousands)                                                    March 31, 2005    December 31, 2004
                                                                        --------------    -----------------
      Loans secured by one-to-four-family residential properties           $ 153,972         $ 147,557
      Loans secured by multi-family residential properties                    29,618            10,349
      Loans secured by nonresidential properties                             299,688           311,568
      Loans to individuals                                                     3,840             5,872
      Commercial loans                                                        45,983            52,973
      Construction loans                                                      51,001            44,687
      Lease financing receivables, net                                        41,236            37,826
      Other loans                                                                670               754
                                                                           ---------         ---------
           Total loans and leases                                            626,008           611,586
               Less: Unearned income                                            (515)             (394)
                                                                           ---------         ---------
           Loans and leases, net of unearned income                        $ 625,493         $ 611,192
                                                                           =========         =========

Nonperforming Assets

      Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At March 31, 2005, nonperforming loans and leases totaled $1.8 million or 0.29% of total loans and leases, decreasing 15 basis points from the level reported at December 31, 2004. Of the nonperforming loans and leases, nonaccruing loans accounted for $1.6 million or 0.26% of total loans, compared to $2.5 million or 0.41% of total loans at December 31, 2004. There were no loans and leases past due 90 days or more and accruing at March 31, 2005 or at December 31, 2004.

      Management believes asset quality remains sound as nonperforming assets have trended lower. The Company believes it is maintaining adequate reserves and continues to monitor the loan and lease portfolios closely.

      The   following   table   reflects  the   composition   of  the  Company's
nonperforming assets for the periods indicated.

      (dollars in thousands)                                         March 31, 2005      December 31, 2004
                                                                     ---------------     -----------------
      Nonaccruing loans and leases                                        $1,609               $2,511
      Renegotiated loans                                                     192                  205
                                                                          ------               ------
          Total nonperforming loans and leases                             1,801                2,716
      Loans past due 90 days and accruing                                     --                   --
      Other real estate owned                                                849                  849
                                                                          ------               ------
          Total nonperforming assets                                      $2,650               $3,565
                                                                          ======               ======

      Nonperforming loans and leases to total loans and leases              0.29%                0.44%
      Nonperforming assets to total loans and leases and
         other real estate owned                                            0.42%                0.58%
      Nonperforming assets to total assets                                  0.31%                0.43%

      For the three-month periods ended March 31, 2005 and 2004, interest income of $40,000 and $80,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

Impaired Loans

      A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist primarily of nonaccruing loans where situations exist which have reduced the probability of collection in accordance with contractual terms.

      As of the dates indicated, the Company's recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

                                                   March 31,    December 31,
                                                        2005            2004
                                                   ---------    ------------
               Impaired loans:
                    Recorded investment               $1,609          $2,568
                    Valuation allowance                  385             394

      The average recorded investment in impaired loans for the three-month period ended March 31, 2005 was $1.8 million, compared to $1.7 million at December 31, 2004.

      The valuation allowance is included in the allowance for loan and lease losses on the Company's consolidated balance sheets.

      Payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $61,000 for the three-month period ended March 31, 2005, compared with $10,000 for the prior year three-month period.

Allowance for Loan and Lease Losses

      Between December 31, 2004 and March 31, 2005, the allowance for loan and lease losses increased $188,000 to $9.1 million. The allowance constituted 1.45% and 1.46% of total loans and leases on March 31, 2005 and December 31, 2004, respectively. The provision for loan and lease losses added $211,000 for the three-month period, while net charge-offs were $23,000.

      The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consist of several significant criteria, which include a specific allowance for identified impaired and classified loans and leases and a general allowance allocated to homogeneous categories of loans and leases. Management believes the allowance for loan and lease losses at March 31, 2005 is adequate, and continues to evaluate the rate of provisioning relative to the sound asset quality and performance trends of the loan and lease portfolio.

      The following table reflects transactions affecting the allowance for loan and lease losses for the periods indicated.

      (dollars in thousands)                                 2005        2004
                                                           -------     -------

      Balance at beginning of year                         $ 8,918     $ 8,142
      Charge-offs:
           Lease financing receivables                          41          65
           Credit cards and related plans                        5           4
                                                           -------     -------
                                                                46          69
                                                           -------     -------
      Recoveries:
           Commercial                                           14         114
           Lease financing receivables                           5          18
           Installment loans to individuals                      4           2
           Credit cards and related plans                       --           6
                                                           -------     -------
                                                                23         140
                                                           -------     -------
      Net charge-offs (recoveries)                              23         (71)
      Provision charged to operations                          211         361
                                                           -------     -------
      Balance at March 31                                  $ 9,106     $ 8,574
                                                           =======     =======

      Net charge-offs (recoveries) for the period to
           average loans and leases during the period         0.00%      (0.01%)

Investment Securities

      At March 31, 2005, investment securities totaling $139.0 million increased $6.9 million from December 31, 2004. The increase resulted primarily from $15.9 million in purchases of securities less $9.2 million in prepayments, maturities and sales during the three-month period. The net volume increase includes a $17.2 million increase in securities held-to-maturity offset by a $10.3 million decrease in securities available-for-sale.

Cash and Cash Equivalents

      Cash and cash equivalents increased $5.9 million to $38.2 million between December 31, 2004 and March 31, 2005. The increase was primarily due to an increase in total deposits, net of a decrease in federal funds purchased and net of loan growth. The increase was utilized for short-term liquidity and operating needs.

LIABILITIES

      Between December 31, 2004 and March 31, 2005, total liabilities increased $26.2 million to $792.9 million. The increase was primarily attributable to a $59.7 million increase in total deposits partially offset by a $36.0 million decrease in federal funds purchased.

Deposits

      Total deposits increased $59.7 million to $663.6 million for the three-month period ended March 31, 2005. Primary growth of $30.2 million and $28.6 million occurred in time deposits and interest-bearing checking, respectively. Deposits generated from a new branch which opened in November 2004 and the introduction of a new deposit product contributed to much of this growth.

Liquidity

      The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. The Company`s liquidity has been sufficient to meet loan demand, the possible outflow of deposits and other obligations. Sources of liquidity at March 31, 2005 totaled $145.6 million or 17% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks.

      As of March 31, 2005, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported at December 31, 2004.

Capital Adequacy, Regulatory Capital Ratios and Dividends

      Total shareholders' equity of $59.2 million at March 31, 2005 was 6.9% of total assets, increasing $576,000, compared with $58.6 million or 7.1% of total assets at December 31, 2004. The increase was largely attributable to an increase of $1.3 million in retained earnings offset by $1.1 million decrease in other comprehensive income during the three-month period. The Company and the Bank Subsidiaries remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews expansion strategies and related capital alternatives on an ongoing basis.

      The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Bank Subsidiaries are subject to regulation by both the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Such regulators have promulgated risk-based capital guidelines that require the Company and the Bank Subsidiaries to meet those guidelines that involve quantitative measures of assets, and certain off-balance sheet items, calculated as risk-adjusted assets under regulatory accounting practices.

      The following table provides selected regulatory capital ratios for the Company and the Bank Subsidiaries and the required minimum regulatory capital ratios at March 31, 2005.

                                                                                                       To Be Well-Capitalized
                                                                                                             Under Prompt
                                                                                   For Capital            Corrective Action
                                                          Actual                Adequacy Purposes             Provisions
                                                   -------------------        --------------------       ------------------
      (dollars in thousands)                       Amount        Ratio        Amount         Ratio       Amount       Ratio
                                                   ------        -----        ------         -----       ------       -----
      Total capital to risk-weighted assets
         Greater Community Bancorp                $81,162        11.91%      $54,517         8.00%          n/a          n/a
         Greater Community Bank                    42,947        10.27        33,454         8.00       $41,817        10.00%
         Bergen Commercial Bank                    25,863        11.15        18,556         8.00        23,196        10.00
         Rock Community Bank                        5,955        20.51         2,323         8.00         2,904        10.00

      Tier 1 capital to risk-weighted assets
         Greater Community Bancorp                 55,110         8.09        27,248         4.00           n/a          n/a
         Greater Community Bank                    37,714         9.02        16,725         4.00        25,087         6.00
         Bergen Commercial Bank                    23,104         9.96         9,279         4.00        13,918         6.00
         Rock Community Bank                        5,590        19.26         1,161         4.00         1,741         6.00

      Tier 1 capital to average assets
         Greater Community Bancorp                 55,110         6.74        32,706         4.00           n/a          n/a
         Greater Community Bank                    37,714         7.38        20,441         4.00        25,551         5.00
         Bergen Commercial Bank                    23,104         8.56        10,796         4.00        13,495         5.00
         Rock Community Bank                        5,590        16.16         1,384         4.00         1,730         5.00

      n/a = not applicable

      In the last two quarters of 2004 and the first quarter of 2005 the Company declared cash dividends at the rate of $0.12 per share, or an annual rate of $0.48 per share. The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue a policy of quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

      Future movement of interest rates cannot be predicted with certainty. However, in 2004 and during the first part of 2005, the Company, along with other financial institutions, has experienced an increasing interest rate environment. The Company's interest rate risk profile is positioned in such a way that moderate increases in interest rates will likely have a positive impact on the results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      The Company manages interest rate risk and market risk by identifying interest rate risk exposures using simulation analysis, economic value at risk and gap analysis models. There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in its 2004 Form 10-K filed with Securities and Exchange Commission.

Item 4 - Controls and Procedures
         -----------------------

(a)   Disclosure Controls and Procedures.

      Management of the Company evaluated the Company's disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 ("1934 Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in ensuring that all information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)   Changes in internal controls.

      No significant change in the Company's internal control over financial reporting has occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

      The Company and its subsidiaries are parties in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgment neither the Company's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

      None.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

      None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      The Company held its annual meeting of stockholders for 2005 (the "2005 Annual Meeting") on April 19, 2005. The only business before the 2005 Annual Meeting was the election of Directors.

      In accordance with the nominations described in the Company's definitive 2005 Proxy Statement filed with the Securities and Exchange Commission, the three nominees were elected as directors for three-year terms expiring in 2008 and until the election and qualification of their respective successors. The voting was as follows:

              Name of Nominee             Votes for          Votes Withheld
              ---------------             ---------          --------------
              C. Mark Campbell            5,972,650               4,715
              Robert C. Soldoveri         5,970,475               6,890
              Charles J. Volpe            5,968,490               8,875

      The names of the Company's other Directors whose terms of office as Director continued after the 2005 Annual Meeting (and the year in which their respective terms will expire) are as follows: M.A. Bramante (2006), William T. Ferguson (2006), David Waldman (2006), Anthony M. Bruno, Jr. (2007), and Alfred
R. Urbano (2007).

Item 5 - Other Information
         -----------------

            The Company entered into a separation and release agreement on December 31, 2004 with Erwin D. Knauer, a former executive employee of the Company. The separation and release agreement is herewith attached as exhibit
10.13 as part of this report.

Item 6 - Exhibits
         --------

      An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Greater Community Bancorp


Date: May 9, 2005                 By: /s/ Naqi A. Naqvi
                                      --------------
                                      Naqi A. Naqvi
                                      Senior Vice President and Chief Financial
                                      Officer

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS
                                    --------

                                       TO

                                    FORM 10-Q
                      For the quarter ended March 31, 2005

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

    10.10 Amended Employment and Waiver Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit
                  10.10 to Form 8-K filed on December 22, 2004)

    10.11 Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)

    10.12 Employment Agreement of C. Mark Campbell dated March 2, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on March 8, 2005)

    10.13 Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)

    31.1          Certification of Chief Executive Officer dated May 9, 2005

    31.2          Certification of Chief Financial Officer dated May 9, 2005

    32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated May 9, 2005