Form 10-Q
period 2005-06-30
GREATER COMMUNITY BANCORP
filed 2005-08-09
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 2005
                                    --------------------------------------------

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

         Commission file number              0-14294
                               -------------------------------------------------

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

      YES |X|   NO |_|

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock $0.50 par value - 7,873,175 shares at July 27, 2005.

                            GREATER COMMUNITY BANCORP

                      Index to Form 10-Q for June 30, 2005
                      ------------------------------------

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets at June 30, 2005 (unaudited)
     and December 31, 2004...................................................  1

Consolidated Statements of Income (unaudited)
     Three and six months ended June 30, 2005 and 2004.......................  2

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
     Six months ended June 30, 2005 and 2004.................................  3

Consolidated Statements of Cash Flows (unaudited)
     Six months ended June 30, 2005 and 2004.................................  4

Notes to Consolidated Financial Statements (unaudited).......................  5

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................... 10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......... 17

Item 4 - Controls and Procedures............................................. 17

PART II - OTHER INFORMATION

Items 1 through 6............................................................ 17

Signatures................................................................... 19

Exhibit Index ...............................................................E-1

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
         --------------------

GREATER COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                                              (unaudited)
                                                                                                June 30,          December 31,
                                                                                                  2005                2004
                                                                                             -------------       -------------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing                                               $      29,294       $      22,952
FEDERAL FUNDS SOLD                                                                                  47,450               9,370
                                                                                             -------------       -------------
                 Total cash and cash equivalents                                                    76,744              32,322
DUE FROM BANKS - Interest-bearing                                                                    6,621               7,806
INVESTMENT SECURITIES - Available-for-sale                                                          95,452             111,840
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
   $43,279 and $20,104 at June 30, 2005 and December 31, 2004, respectively)                        43,464              20,205
                                                                                             -------------       -------------
                 Total investment securities                                                       138,916             132,045
LOANS AND LEASES, net of unearned income                                                           638,526             611,192
  Less:  Allowance for loan and lease losses                                                        (9,123)             (8,918)
                                                                                             -------------       -------------
                 Net loans and leases                                                              629,403             602,274
PREMISES AND EQUIPMENT, net                                                                         10,606              10,023
ACCRUED INTEREST RECEIVABLE                                                                          3,292               2,835
OTHER REAL ESTATE OWNED                                                                                849                 849
BANK-OWNED LIFE INSURANCE                                                                           14,763              14,503
GOODWILL                                                                                            11,574              11,574
OTHER ASSETS                                                                                        12,071              11,132
                                                                                             -------------       -------------
   TOTAL ASSETS                                                                              $     904,839       $     825,363
                                                                                             =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing                                                                      $     185,644       $     167,850
   Interest-bearing checking                                                                       232,119             170,343
   Savings                                                                                          88,738              93,844
   Time deposits less than $100                                                                    149,607             136,144
   Time deposits $100 and over                                                                      56,772              35,770
                                                                                             -------------       -------------
                  Total deposits                                                                   712,880             603,951
FHLB ADVANCES                                                                                       85,000              85,000
FEDERAL FUNDS PURCHASED                                                                                 --              40,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                                       9,433               5,771
ACCRUED INTEREST PAYABLE                                                                             1,967               1,637
OTHER LIABILITIES                                                                                    9,456               5,646
SUBORDINATED DEBT                                                                                   24,743              24,743
                                                                                             -------------       -------------
                Total liabilities                                                                  843,479             766,748
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,873,175 and
      7,549,050 shares outstanding at June 30, 2005 and December 31, 2004, respectively              3,937               3,785
   Additional paid-in capital                                                                       52,429              48,538
   Retained earnings                                                                                 3,807               4,475
   Accumulated other comprehensive income                                                            1,187               1,817
                                                                                             -------------       -------------
                Total shareholders' equity                                                          61,360              58,615
                                                                                             -------------       -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $     904,839       $     825,363
                                                                                             =============       =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

                                                                                   Three Months Ended            Six Months Ended
                                                                                        June 30,                     June 30,
                                                                                 -----------------------     -----------------------
                                                                                    2005          2004         2005           2004
                                                                                 ---------     ---------     ---------     ---------
INTEREST INCOME:
   Loans and leases                                                              $  10,192     $   8,204     $  19,831     $  16,495
   Investment securities                                                             1,442         1,338         2,740         2,824
   Federal funds sold and deposits with banks                                          256           163           349           263
                                                                                 ---------     ---------     ---------     ---------
        Total interest income                                                       11,890         9,705        22,920        19,582
                                                                                 ---------     ---------     ---------     ---------

INTEREST EXPENSE:
   Deposits                                                                          2,359         1,502         4,212         2,827
   Short-term borrowings                                                             1,145         1,113         2,336         2,263
   Long-term borrowings                                                                507           507         1,014         1,014
                                                                                 ---------     ---------     ---------     ---------
        Total interest expense                                                       4,011         3,122         7,562         6,104
                                                                                 ---------     ---------     ---------     ---------

NET INTEREST INCOME                                                                  7,879         6,583        15,358        13,478

PROVISION FOR LOAN & LEASE LOSSES                                                      229           356           440           717
                                                                                 ---------     ---------     ---------     ---------
        Net interest income after provision for loan and lease losses                7,650         6,227        14,918        12,761
                                                                                 ---------     ---------     ---------     ---------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                                 731           725         1,461         1,429
   Other commission and fees                                                           197           158           355           382
   Loan fee income                                                                     174           108           269           186
   Gain on sale of investment securities                                               200           530           640           819
   Gain on sale of leases                                                               --             1            --             2
   Bank-owned life insurance                                                           133           126           260           251
   All other income                                                                    223           213           458           419
                                                                                 ---------     ---------     ---------     ---------
        Total non-interest income                                                    1,658         1,861         3,443         3,488
                                                                                 ---------     ---------     ---------     ---------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                                    3,410         3,152         6,773         6,305
   Occupancy and equipment                                                             933           873         1,883         1,817
   Regulatory, professional and other fees                                             619           488         1,136           995
   Computer services                                                                   162           139           311           281
   Office expenses                                                                     308           295           614           595
   Other operating expenses                                                            607           537         1,175         1,051
                                                                                 ---------     ---------     ---------     ---------
        Total non-interest expense                                                   6,039         5,484        11,891        11,044
                                                                                 ---------     ---------     ---------     ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                             3,269         2,604         6,469         5,205
PROVISION FOR INCOME TAXES                                                           1,058           769         2,095         1,551
                                                                                 ---------     ---------     ---------     ---------

NET INCOME                                                                       $   2,211     $   1,835     $   4,374     $   3,654
                                                                                 =========     =========     =========     =========
Weighted average shares outstanding - Basic                                          7,831         7,540         7,803         7,473
Weighted average shares outstanding - Diluted                                        8,036         7,883         8,009         7,833
Earnings per share - Basic                                                       $    0.28     $    0.24     $    0.56     $    0.49
Earnings per share - Diluted                                                     $    0.28     $    0.24     $    0.55     $    0.47

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, unaudited)
Six Months Ended June 30, 2005

                                                                                      Accumulated
                                                        Additional                       Other                          Total
                                           Common        Paid-in        Retained     Comprehensive   Comprehensive   Shareholders'
                                           Stock         Capital        Earnings     Income (Loss)   Income (Loss)      Equity
                                         ----------     ----------     ----------    -------------   -------------   -------------
BALANCE: January 1, 2005                 $    3,785     $   48,538     $    4,475      $    1,817                     $   58,615

Net income                                       --             --          4,374              --      $    4,374          4,374
Exercise of stock options                        43            463             --              --                            506
Issuance of common stock                         13            419             --              --                            432
Cash dividends of $0.25 per share                --             --         (1,937)             --                         (1,937)
2.5% stock dividend                              96          3,009         (3,105)             --                             --
Other comprehensive (loss),
 net of reclassification
 adjustments and taxes                           --             --             --            (630)           (630)          (630)
                                                                                                       ----------
Total comprehensive income                                                                             $    3,744
                                         ----------     ----------     ----------      ----------      ==========     ----------
BALANCE: June 30, 2005                   $    3,937     $   52,429     $    3,807      $    1,187                     $   61,360
                                         ==========     ==========     ==========      ==========                     ==========

Six Months Ended June 30, 2004

BALANCE: January 1, 2004                 $    3,502     $   41,788     $    2,735      $    2,545                     $   50,570

Net income                                       --             --          3,654              --      $    3,654          3,654
Exercise of stock options                        87          1,519             --              --                          1,606
Issuance of common stock                          6            192             --              --                            198
Cash dividends of $.23 per share                 --             --         (1,674)             --                         (1,674)
2.5% stock dividend                              90          2,484         (2,574)             --                             --
Other comprehensive (loss),
 net of reclassification
 adjustments and taxes                           --             --             --          (1,912)         (1,912)        (1,912)
                                                                                                       ----------
Total comprehensive income                                                                             $    1,742
                                         ----------     ----------     ----------      ----------      ==========     ----------
BALANCE: June 30, 2004                   $    3,685     $   45,983     $    2,141      $      633                     $   52,442
                                         ==========     ==========     ==========      ==========                     ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                      ----------------------------
                                                                                          2005             2004
                                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $     4,374      $     3,654
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             440              594
    Amortization of premium and accretion of discount on securities, net                       96              466
    Provision for loan and lease losses                                                       440              717
    (Gains) on sale of assets                                                                  --               (2)
    (Gains) on sales of securities, net                                                      (640)            (819)
    (Increase) in accrued interest receivable                                                (457)             (35)
    (Increase) in bank-owned life insurance and other assets                                 (501)          (4,208)
    Increase in accrued expenses and other liabilities                                      4,140              220
                                                                                      -----------      -----------
          Net cash provided by operating activities                                         7,892              587
                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Available-for-sale investment securities
       Purchases                                                                               --          (25,712)
       Sales                                                                                2,211            2,272
       Maturities and principal paydowns                                                   13,360           33,949
    Held-to-maturity investment securities
       Purchases                                                                          (24,206)            (912)
       Maturities and principal paydowns                                                      980                3
    Net decrease in interest-bearing deposits with banks                                    1,185            1,083
    Net (increase) in loans                                                               (27,569)         (20,080)
    Capital expenditures                                                                   (1,023)            (496)
    (Increase) in other real estate owned                                                      --              (25)
                                                                                      -----------      -----------
          Net cash (used in) investing activities                                         (35,062)          (9,918)
                                                                                      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:

    Net increase in deposit accounts                                                      108,929           62,291
    (Decrease) in federal funds purchased and securities sold under
       agreement to repurchase                                                            (36,338)         (17,576)
    Dividends paid to common shareholders                                                  (1,937)          (1,674)
    Proceeds from exercise of stock options                                                   506            1,606
    Proceeds from issuance of common stock                                                    432              198
                                                                                      -----------      -----------
          Net cash provided by financing activities                                        71,592           44,845
                                                                                      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             $    44,422      $    35,514

CASH AND CASH EQUIVALENTS, beginning of period                                             32,322           29,233
                                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                              $    76,744      $    64,747
                                                                                      ===========      ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

      In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at June 30, 2005, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current year's presentation.

2. Dividends

      On June 21, 2005, the Company's Board of Directors declared a 2.5% stock dividend and a quarterly cash dividend of 13.0 cents ($0.13) per share on the Company's common stock. The record date of the dividends was July 15, 2005 and the issue date was July 29, 2005. Accordingly, on July 29, 2005 the Company issued 191,676 shares of common stock, increasing the number of shares outstanding to 7,873,175. The financial information for the year 2004 in this Form 10-Q has been restated retroactively to reflect the 2.5% stock dividend.

3. Earnings Per Share (EPS)

      The Company's reported diluted earnings per share of $0.28 and $0.24 for the three-month periods and $0.55 and $0.47 for the six-month periods and ended June 30, 2005 and 2004, respectively, take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely, stock options.

(in thousands, except per share data)                                            Three Months Ended June 30, 2005
                                                                          ---------------------------------------------
                                                                                            Weighted
                                                                            Income       Average Shares      Per Share
                                                                          (Numerator)     (Denominator)        Amount
                                                                          -----------    --------------     -----------
Basic EPS
Net income available to common stockholders                               $     2,211            7,831      $      0.28
Effect of Dilutive Securities
Stock options                                                                      --              205               --
                                                                          -----------      -----------      -----------
Diluted EPS
Net income available to common stockholders plus assumed conversions      $     2,211            8,036      $      0.28
                                                                          ===========      ===========      ===========

                                                                                 Three Months Ended June 30, 2004
                                                                          ---------------------------------------------
                                                                                            Weighted
                                                                            Income       Average Shares      Per Share
                                                                          (Numerator)     (Denominator)        Amount
                                                                          -----------    --------------     -----------
Basic EPS
Net income available to common stockholders                               $     1,835            7,540      $      0.24
Effect of Dilutive Securities
Stock options                                                                      --              343               --
                                                                          -----------      -----------      -----------
Diluted EPS
Net income available to common stockholders plus assumed conversions      $     1,835            7,883      $      0.24
                                                                          ===========      ===========      ===========

(in thousands, except per share data)                                            Six Months Ended June 30, 2005
                                                                          ---------------------------------------------
                                                                                            Weighted
                                                                            Income       Average Shares      Per Share
                                                                          (Numerator)     (Denominator)        Amount
                                                                          -----------    --------------     -----------
Basic EPS
Net income available to common stockholders                               $      4,374             7,803      $       0.56
Effect of Dilutive Securities
Stock options                                                                       --               206             (0.01)
                                                                          ------------      ------------      ------------
Diluted EPS
Net income available to common stockholders plus assumed conversions      $      4,374             8,009      $       0.55
                                                                          ============      ============      ============

                                                                                  Six Months Ended June 30, 2004
                                                                          ---------------------------------------------
                                                                                            Weighted
                                                                            Income       Average Shares      Per Share
                                                                          (Numerator)     (Denominator)        Amount
                                                                          -----------    --------------     -----------
Basic EPS
Net income available to common stockholders                               $      3,654             7,473      $       0.49
Effect of Dilutive Securities
Stock options                                                                       --               360             (0.02)
                                                                          ------------      ------------      ------------
Diluted EPS
Net income available to common stockholders plus assumed conversions      $      3,654             7,833      $       0.47
                                                                          ============      ============      ============

4. Stock Options

      At June 30, 2005, the Company had four stock-based employee and director compensation plans. The Company presently accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, since all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee and director compensation cost has been recognized for the plans in 2005 and 2004.

      The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation for the periods indicated.

(in thousands, except per share data)                                   Three Months Ended June 30,
                                                                           2005             2004
                                                                       -----------       -----------
Net income                                            As reported      $     2,211       $     1,835
Less: stock-based compensation costs determined
   under fair value-based method for all awards                                (73)              (62)
                                                                       -----------       -----------

                                                      Pro forma        $     2,138       $     1,773
                                                                       ===========       ===========

Earnings per share - basic                            As reported      $      0.28       $      0.24

                                                      Pro forma               0.27              0.24

Earnings per share - diluted                          As reported             0.28              0.23

                                                      Pro forma               0.27              0.22

(in thousands, except per share data)                                       Six Months Ended June 30,
                                                                             2005               2004
                                                                          -----------       -----------
Net income                                               As reported      $     4,374       $     3,654
Less: stock-based compensation costs determined
  under fair value-based method for all awards                                   (148)             (123)
                                                                          -----------       -----------

                                                         Pro forma        $     4,226       $     3,531
                                                                          ===========       ===========

Earnings per share - basic                               As reported      $      0.56       $      0.49

                                                         Pro forma               0.54              0.47

Earnings per share - diluted                             As reported             0.55              0.47

                                                         Pro forma               0.53              0.45

      The Company granted 20,000 stock options during the six-month period ended June 30, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: dividend yields of 3.0% and 2.5%; expected volatility of 17% and 34%; risk-free interest rates of 4.14% and 5.82%; and expected lives of ten years.

      Effective January 1, 2006 the Company will be required to account for share-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment, which was issued in December 2004 (see 7. New Accounting Pronouncements).

5. Business Segments

      The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company's 2004 Form 10-K filed with Securities and Exchange Commission.

      The following tables present total revenue and net income for the three- and six-month periods ending June 30, 2005 and 2004 and total assets as of the respective period-ends for the Company's business segments. All significant intersegment accounts and transactions have been eliminated.

      (in thousands)                                              At and for the Three Months Ended June 30, 2005
                                                         ---------------------------------------------------------------

                                                            Total          Community                       Corporate and
                                                           Company          Banking          Leasing          Other (2)
                                                         -----------      -----------      -----------     -------------
      Net interest income                                $     7,879      $     7,314      $       565      $        --
      Non-interest income (1)                                  1,458            1,359              114              (15)
                                                         -----------      -----------      -----------      -----------
           Total revenue                                       9,337            8,673              679              (15)
      Provision for loan and lease losses                        229              160               69               --
      Gain on sale of investment securities                      200              200               --               --
      Non-interest expense                                     6,039            5,635              419              (15)
                                                         -----------      -----------      -----------      -----------
           Income before provision for income taxes            3,270            3,079              191               --
      Provision for income taxes                               1,058              993               65               --
                                                         -----------      -----------      -----------      -----------
           Net income                                    $     2,212      $     2,086      $       126      $        --
                                                         ===========      ===========      ===========      ===========

      Period-end total assets                            $   904,839      $   900,956      $    44,730      $   (40,847)

        (in thousands)                                               At and for the Three Months Ended June 30, 2004
                                                           ----------------------------------------------------------------

                                                              Total          Community                        Corporate and
                                                             Company          Banking          Leasing          Other (2)
                                                           -----------      -----------      -----------      -------------
        Net interest income                                $     6,583      $     6,117      $       466       $        --
        Non-interest income (1)                                  1,330            1,279               68               (17)
                                                           -----------      -----------      -----------       -----------
             Total revenue                                       7,913            7,396              534               (17)
        Provision for loan and lease losses                        356              240              116                --
        Gain on sale of investment securities                      530              530               --                --
        Gain on sale of leases                                       1               --                1                --
        Non-interest expense                                     5,484            5,060              441               (17)
                                                           -----------      -----------      -----------       -----------
             Income before provision for income taxes            2,604            2,626              (22)               --
        Provision for income taxes (recovery)                      769              776               (7)               --
                                                           -----------      -----------      -----------       -----------
             Net income (loss)                             $     1,835      $     1,850      $       (15)      $        --
                                                           ===========      ===========      ===========       ===========

        Period-end total assets                            $   800,675      $   801,484      $    31,220       $   (32,029)

        (in thousands)                                                At and for the Six Months Ended June 30, 2005
                                                           ----------------------------------------------------------------

                                                              Total          Community                        Corporate and
                                                             Company          Banking          Leasing          Other (2)
                                                           -----------      -----------      -----------      -------------
        Net interest income                                $    15,358      $    14,263      $     1,095       $        --
        Non-interest income (1)                                  2,802            2,666              166               (30)
                                                           -----------      -----------      -----------       -----------
             Total revenue                                      18,160           16,929            1,261               (30)
        Provision for loan and lease losses                        440              325              115                --
        Gain on sale of investment securities                      640              640                                 --
        Non-interest expense                                    11,891           11,068              853               (30)
                                                           -----------      -----------      -----------       -----------
             Income before provision for income taxes            6,469            6,176              293                --
        Provision for income taxes                               2,095            1,995              100                --
                                                           -----------      -----------      -----------       -----------
             Net income                                    $     4,374      $     4,181      $       193       $        --
                                                           ===========      ===========      ===========       ===========

        Period-end total assets                            $   904,839      $   900,956      $    44,730       $   (40,847)

        (in thousands)                                                At and for the Six Months Ended June 30, 2004
                                                           ----------------------------------------------------------------

                                                              Total          Community                        Corporate and
                                                             Company          Banking          Leasing          Other (2)
                                                           -----------      -----------      -----------      -------------
        Net interest income                                $    13,478      $    12,584      $       894       $        --
        Non-interest income (1)                                  2,667            2,574              125               (32)
                                                           -----------      -----------      -----------       -----------
              Total revenue                                     16,145           15,158            1,019               (32)
        Provision for loan and lease losses                        717              480              237                --
        Gain on sale of investment securities                      819              819               --                --
        Gain on sale of leases                                       2               --                2                --
        Non-interest expense                                    11,044           10,172              904               (32)
                                                           -----------      -----------      -----------       -----------
              Income before provision for income
              taxes                                              5,205            5,325             (120)               --
        Provision for income taxes (recovery)                    1,551            1,591              (40)               --
                                                           -----------      -----------      -----------       -----------
              Net income (loss)                            $     3,654      $     3,734      $       (80)      $        --
                                                           ===========      ===========      ===========       ===========

        Period-end total assets                            $   800,675      $   801,484      $    31,220       $   (32,029)

      (1)   Excludes non-recurring gains which are reported separately.

      (2)   Includes intersegment eliminations.

6. Directors' Retirement Plan

      In 1999, the Company established a noncontributory nonqualified directors' retirement plan for substantially all of the nonemployee directors of the Company, GCB and BCB. The directors' retirement plan is designed to provide retirement benefits to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on their respective Board(s). The components of net periodic plan costs for the directors' retirement plan were as follows:

            (in thousands)                         Six Months Ended
                                                        June 30,
                                              ----------------------------
                                                  2005            2004
                                                  ----            ----

            Service cost                      $        27      $        29
            Interest cost                              14               13
                                              -----------      -----------

            Net periodic benefit expense      $        41      $        42
                                              ===========      ===========

      The Company currently expects to contribute approximately $71,000 to the directors' retirement plan in 2005. The Company made contributions of $41,000 to the plan in the six months ended June 30, 2005.

7. New Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

      In March 2004, the Financial Accounting Standards Board ("FASB") released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("Issue 03-1") which provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. In September 2004, the FASB approved for issuance a FASB Staff Position ("FSP") on Issue 03-1. This Position delayed the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. However, it did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. On June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to propose a final FSP, EITF Issue 03-1-a, which will supersede Issue 03-1. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in certain paragraphs of Issue 03-1 with references to existing other-than-temporary impairment guidance. If approved, the final FSP would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The Company is currently evaluating the impact of adopting the proposed final FSP and does not expect application of its provisions to have a material impact on the consolidated financial statements.

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

Accounting Changes and Error Corrections

      On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements will become effective for the Company for accounting changes beginning January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 154.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion and analysis of the Company's consolidated financial condition as of June 30, 2005 and the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2004, and the other information therein. The consolidated balance sheet as of June 30, 2005 and the statements of operations and cash flows for the six-month periods ended June 30, 2005 and 2004 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "Bank Subsidiaries" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB). Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three and six months ended June 30, 2005. In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2004.

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

Significant Accounting Policies, Judgments and Estimates

      The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Business Overview

      The Company is registered with the Federal Reserve Board as a bank holding company and is designated by the Federal Reserve Board as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Bank Subsidiaries. The Company offers commercial and retail banking products and services, and securities brokerage services are offered through a third party provider. Highland Capital Corp., a wholly-owned leasing subsidiary of one of the Bank Subsidiaries, is engaged in the business of leasing equipment to small and mid-sized businesses on a national basis.

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

Earnings Summary

Consolidated

      Net income for the first six months of 2005 was $4.4 million, an increase of $720,000 or 19.7% compared to $3.7 million reported for the first six months of 2004. Diluted earnings per share for the period were $0.55, a 17.0% increase over the $0.47 per share reported for the same period in the prior year.

      For the second quarter of 2005, net income was $2.2 million or $0.28 per diluted share, representing a 20.5% increase in net income from $1.8 million or $0.24 per diluted share earned in the second quarter of 2004.

      Total revenue, consisting of net interest income and non-interest income, was $18.8 million for the six-month period, an increase of 10.8% over the same period in the prior year, reflecting strong loan growth. For the most recent three-month period, total revenue increased 12.9% to $9.5 million over the same period in 2004.

      The annualized returns on average equity (ROE) and average assets (ROA) for the first six months of 2005 were 14.7% and 1.04%, respectively, compared with 13.9% and 0.94% for the same period in the prior year. For the second quarter of 2005, ROE and ROA were 14.7% and 1.02%, respectively, compared with 13.8% and 0.93% for the prior year second quarter. Business Segments

      The Company applies the aggregation criteria set forth under SFAS No.131 to create two reportable business segments, Community Banking and Leasing. Community Banking and Leasing contributed $4.2 million and $193,000, respectively, to the Company's net income for the first six months of 2005, compared to net income of $3.7 million and net loss of $80,000, respectively, for the same period in 2004. For the most recent three-month period, Community Banking and Leasing contributed net income of $2.1 million and $126,000, respectively, compared to net income of $1.9 million and net loss of $15,000, respectively, for the same period in 2004.

Net Interest Income

      Net interest income for the six months ended June 30, 2005 increased $1.9 million, or 14.0%, to $15.4 million compared to the six months ended June 30, 2004. The increase in net interest income was largely a result of a 17.9% increase in average loans and leases outstanding coupled with an increase of 14 basis points in average yield on the portfolio. Interest paid on deposits for the six months ended June 30, 2005 increased $1.4 million or 49.0% when compared to the same period in the prior year, primarily due to a 9.6% increase in average interest-bearing deposits and an increase of 46 basis points in the average interest rate paid on deposits. The increase in the cost of interest-bearing deposits was a result of the Federal Reserve Bank's rate increases over the last several quarters which have caused increased competition for deposit generation.

      For the second quarter of 2005, net interest income increased 19.7% to $7.9 million primarily as a result of an increase in average loans and leases compared to the same period in the prior year. Total interest income increased $2.2 million to $11.9 million, with interest on loans and leases representing the largest component of the increase. Interest expense on deposits increased $857,000, primarily related to the increase in average interest-bearing deposits outstanding for the quarter coupled with an increase in average rates paid on deposits.

      The Company's net interest margin on a tax equivalent basis was 3.96% and 3.98% for the three- and six-month periods ended June 30, 2005, compared to 3.64% and 3.79% for the same periods in the prior year.

      The following table reflects the components of net interest income for the periods indicated.

                                                                               Six Months Ended June 30,
                                                     ------------------------------------------------------------------------------
(dollars in thousands)                                             2005                                        2004
                                                     -----------------------------------       ------------------------------------
                                                      Average     Interest       Yield/         Average      Interest       Yield/
ASSETS                                                Balance    Earned/Paid      Rate          Balance    Earned/Paid       Rate
                                                     ---------   -----------    --------       ---------   -----------     --------
Earning Assets:
 Investment securities (tax equivalent basis)        $ 135,667    $   2,871         4.27%      $ 149,582    $   2,955          3.97%
 Due from banks - interest-bearing                       6,232           89         2.88%          7,723          102          2.66%
 Federal funds sold                                     18,588          260         2.82%         34,384          161          0.94%
 Loans and leases, net unearned income (1)             624,747       19,831         6.40%        529,900       16,495          6.26%
                                                     ---------    ---------     --------       ---------    ---------      --------
   Total earning assets                                785,234       23,051         5.92%        721,589       19,713          5.49%
                                                                  ---------     --------                    ---------      --------
Less: Allowance for loan and lease losses               (9,253)                                   (8,441)
All other assets                                        74,563                                    68,816
                                                     ---------                                 ---------
   Total assets                                      $ 850,544                                 $ 781,964
                                                     =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
 Savings and interest-bearing checking               $ 288,013    $   1,653         1.16%      $ 264,004    $     929          0.71%
 Time deposits                                         199,110        2,559         2.59%        180,366        1,898          2.12%
 Federal funds and other borrowings (2)                 98,578        2,336         4.78%         97,845        2,263          4.65%
 Subordinated debt                                      24,743        1,014         8.26%         24,000        1,014          8.50%
                                                     ---------    ---------     --------       ---------    ---------      --------
   Total interest-bearing liabilities                  610,444        7,562         2.50%        566,215        6,104          2.17%
                                                                  ---------     --------                    ---------      --------
Non interest-bearing deposits                          171,247                                   156,236
Other liabilities                                        8,914                                     6,514
Shareholders' equity                                    59,939                                    52,999
                                                     ---------                                 ---------
   Total liabilities and shareholders' equity        $ 850,544                                 $ 781,964
                                                     =========                                 =========

Net interest income (tax equivalent basis)                           15,489                                    13,609
Less: Tax equivalent basis adjustment                                  (131)                                     (131)
                                                                  ---------                                 ---------
Net interest income                                               $  15,358                                 $  13,478
                                                                  =========                                 =========

Net interest margin (3)                                                             3.98%                                      3.79%
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

Non-Interest Income

      Non-interest income continues to represent a considerable source of income for the Company, constituting 18.3% of total revenue (net interest income plus non-interest income) for the six months ended June 30, 2005. Total non-interest income decreased by $45,000 for the six-month period ended June 30, 2005 compared to the same period in the prior year. Of the total decrease, gains on sale of investment securities decreased $179,000, partially offset by increases in loan fee income of $83,000 and all other income of $40,000.

      During the second quarter of 2005, non-interest income declined $203,000 compared to the same period in 2004. Gains on sale of investment securities declined $330,000, partially offset by increases of $66,000 and $39,000 in loan fee income and other commissions and fees, respectively.

Non-Interest Expense

      Non-interest expense totaled $11.9 million, reflecting an increase of $848,000 or 7.7% for the first six months of 2005 compared to the same period in 2004. The largest component of non-interest expense, salaries and employee benefits, increased $468,000 or 7.4% reflecting compensation adjustments and rising healthcare costs. Regulatory, professional and other fees increased $141,000 primarily attributable to rising accounting and audit costs. Other operational expenses increased $124,000 and occupancy and equipment expenses increased $66,000 largely as a result of the overall growth of the Company.

      For the second quarter of 2005, total non-interest expense increased $555,000 from the level reported in the prior year to $6.0 million. Salaries and employee benefits totaling $3.4 million increased $258,000 or 8.2% over the second quarter of 2004 as a result of increases in compensation and rising healthcare costs. Regulatory and professional fees increased $131,000 or 26.8% to $619,000 resulting from an increase in accounting and audit costs. Office expenses and all other operating expenses reflected moderate increases over the same period in the prior year.

Provision for Loan and Lease Losses

      The provision for loan and lease losses for the three and six months ended June 30, 2005 decreased by $127,000 and $277,000 compared to the same period in 2004. The decrease was primarily due to and consistent with a trend of improving asset quality in the loan and lease portfolio. Management is continuing to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolios.

Provision for Income Taxes

      The provision for income taxes for the three and six months ended June 30, 2005 increased $289,000 and $544,000 when compared to June 30, 2004, reflecting an effective tax rate of 32.4% and 29.8% for the comparable periods. The increase was primarily due to earnings growth and the result of a shift in pre-tax income to subsidiaries which are subject to higher state income taxes.

FINANCIAL CONDITION

ASSETS

      Between December 31, 2004 and June 30, 2005 total assets increased by $79.5 million to $904.8 million. The 9.6% increase in assets was attributable to growth in loans and leases, complemented by growth in investment securities and cash and cash equivalents. Asset growth was funded primarily by growth in deposits.

Loans and Leases

     Total loans and leases grew from December 31, 2004 to June 30, 2005 by $27.6 million to $639.2 million. The increase resulted primarily from growth in real estate loans, construction loans and lease financing receivables.

            (in thousands)                                                   June 30, 2005     December 31, 2004
                                                                             -------------     -----------------
            Loans secured by one-to-four-family residential properties          $ 155,988           $ 147,557
            Loans secured by multi-family residential properties                   25,140              10,349
            Loans secured by nonresidential properties                            310,520             311,568
            Loans to individuals                                                    3,751               5,872
            Commercial loans                                                       42,664              52,973
            Construction loans                                                     54,909              44,687
            Lease financing receivables, net                                       45,847              37,826
            Other loans                                                               414                 754
                                                                                ---------           ---------
                 Total loans and leases                                           639,233             611,586
                     Less: Unearned income                                           (707)               (394)
                                                                                ---------           ---------
                 Loans and leases, net of unearned income                       $ 638,526           $ 611,192
                                                                                =========           =========

Nonperforming Assets

      Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At June 30, 2005, nonperforming loans and leases totaled $1.4 million or 0.22% of total loans and leases, decreasing 22 basis points from the level reported at December 31, 2004. Of the nonperforming loans and leases, nonaccruing loans accounted for $1.2 million or 0.19% of total loans, compared to $2.5 million or 0.41% of total loans at December 31, 2004.

      Management believes asset quality remains sound as nonperforming assets have trended lower. The Company believes it is maintaining adequate reserves and continues to monitor the loan and lease portfolios closely.

      The   following   table   reflects  the   composition   of  the  Company's
nonperforming assets at the dates indicated.

            (dollars in thousands)                                       June 30, 2005   December 31, 2004
                                                                         -------------   -----------------
            Nonaccruing loans and leases                                      $1,226           $2,511
            Renegotiated loans                                                   179              205
                Total nonperforming loans and leases                           1,405            2,716
            Loans and leases past due 90 days and accruing                        62               --
            Other real estate owned                                              849              849
                                                                              ------           ------
                Total nonperforming assets                                    $2,316           $3,565
                                                                              ======           ======

            Nonperforming loans and leases to total loans and leases            0.22%            0.44%
            Nonperforming assets to total loans and leases and
               other real estate owned                                          0.36%            0.58%
            Nonperforming assets to total assets                                0.26%            0.43%

      For the six-month periods ended June 30, 2005 and 2004, interest income of $54,000 and $97,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

Impaired Loans

      A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist primarily of nonaccruing loans where situations exist which have reduced the probability of collection in accordance with contractual terms.

      As of the dates indicated, the Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                                               June 30,      December 31,
            (in thousands)                       2005            2004
                                              ----------     ------------
            Impaired loans
               Recorded investment            $    1,226      $    2,568
               Valuation allowance                   243             394

      The average recorded investment in impaired loans for the six-month period ended June 30, 2005 was $1.4 million, compared to $2.6 million at December 31, 2004.

      The valuation allowance is included in the allowance for loan and lease losses on the Company's consolidated balance sheets.

      Payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $74,000 for the six-month period ended June 30, 2005, compared with $17,000 for the prior year six-month period.

Allowance for Loan and Lease Losses

      Between December 31, 2004 and June 30, 2005, the allowance for loan and lease losses increased $204,000 to $9.1 million. The allowance constituted 1.43% and 1.45% of total loans and leases on June 30, 2005 and December 31, 2004, respectively. The provision for loan and lease losses added $440,000 for the six-month period, while net charge-offs were $235,000.

      The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and leases and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at June 30, 2005 is adequate, and continues to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolio.

      The following table reflects transactions affecting the allowance for loan and lease losses for the periods indicated.

            (dollars in thousands)                                 2005              2004
                                                               -----------       -----------
            Balance at beginning of year                       $     8,918       $     8,142
            Charge-offs:
               Commercial                                               --                40
               Lease financing receivables                             269               488
               Credit cards and related plans                            6                 2
                                                               -----------       -----------
                                                                       275               530
                                                               -----------       -----------
            Recoveries:
               Commercial                                               28               114
               Lease financing receivables                               7               156
               Installment loans to individuals                          5                 2
               Credit cards and related plans                           --                 9
                                                               -----------       -----------
                                                                        40               281
                                                               -----------       -----------
            Net charge-offs                                            235               249
            Provision charged to operations                            440               717
                                                               -----------       -----------
            Balance at June 30                                 $     9,123       $     8,610
                                                               ===========       ===========
            Net charge-offs for the period to
               average loans and leases during the period             0.04%             0.05%

Investment Securities

      At June 30, 2005, investment securities totaling $138.9 million increased $6.9 million from December 31, 2004. The increase resulted primarily from $24.2 million in purchases of securities less $16.6 million in prepayments, maturities and sales during the six-month period. The volume increase includes a $23.3 million net increase in securities held-to-maturity reduced by a $16.4 million net decrease in securities available-for-sale.

Cash and Cash Equivalents

      Cash and cash equivalents increased $44.4 million to $76.7 million between December 31, 2004 and June 30, 2005. The increase was primarily due to an increase in total deposits, net of a decrease in federal funds purchased and net of loan growth. The increase was utilized for short-term liquidity and operating needs.

LIABILITIES

      Between December 31, 2004 and June 30, 2005, total liabilities increased $76.7 million to $843.5 million. The increase was primarily attributable to a $108.9 million increase in total deposits partially offset by a $40.0 million decrease in federal funds purchased.

Deposits

      Total deposits increased $108.9 million to $712.9 million for the six-month period ended June 30, 2005. Primary growth of $61.8 million, $34.5 million and $17.8 million occurred in interest-bearing checking, time deposits and non interest-bearing checking, respectively, offset by a $5.1 million decline in savings deposits. Deposits generated from the introduction of a new deposit product contributed to much of the net growth.

Liquidity

      The Company manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. The Company`s liquidity has been sufficient to meet loan demand, the possible outflow of deposits and other obligations. Sources of liquidity at June 30, 2005 totaled $178.8 million or 19.8% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks.

      As of June 30, 2005, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows has not changed materially compared to the amounts reported at December 31, 2004.

Capital Adequacy, Regulatory Capital Ratios and Dividends

      Total shareholders' equity of $61.4 million at June 30, 2005 was 6.8% of total assets, increasing $2.7 million, compared with $58.6 million or 7.1% of total assets at December 31, 2004. The increase was attributable to increased net income and an increase in common stock and additional paid in capital as a result of stock option exercises, offset by dividends paid and a decrease in other comprehensive income during the six-month period. The Company and the Bank Subsidiaries remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews expansion strategies and related capital alternatives on an ongoing basis.

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

      The following table provides selected regulatory capital ratios for the Company and the Bank Subsidiaries and the required minimum regulatory capital ratios at June 30, 2005.

                                                                                            To Be Well-Capitalized
                                                                                                  Under Prompt
                                                                         For Capital          Corrective Action
                                                  Actual              Adequacy Purposes           Provisions
                                             -----------------        -----------------     ----------------------
(dollars in thousands)                       Amount      Ratio        Amount      Ratio       Amount        Ratio
                                             ------      -----        ------      -----     ---------     --------
Total capital to risk-weighted assets
   Greater Community Bancorp                $82,948      11.91%      $55,717       8.00%         n/a         n/a
   Greater Community Bank                    44,490      10.37        34,322       8.00      $42,903       10.00%
   Bergen Commercial Bank                    26,879      11.27        19,080       8.00       23,850       10.00
   Rock Community Bank                        5,514      19.47         2,265       8.00        2,832       10.00

Tier 1 capital to risk-weighted assets
   Greater Community Bancorp                 68,409       9.82        27,865       4.00          n/a         n/a
   Greater Community Bank                    39,125       9.12        17,160       4.00       25,740        6.00
   Bergen Commercial Bank                    24,060      10.09         9,538       4.00       14,307        6.00
   Rock Community Bank                        5,157      18.21         1,133       4.00        1,699        6.00

Tier 1 capital to average assets
   Greater Community Bancorp                 68,409       8.15        33,575       4.00          n/a         n/a
   Greater Community Bank                    39,125       7.42        21,092       4.00       26,365        5.00
   Bergen Commercial Bank                    24,060       8.32        11,567       4.00       14,459        5.00
   Rock Community Bank                        5,157      11.50         1,794       4.00        2,242        5.00

n/a = not applicable

      In the last two quarters of 2004 and the first quarter of 2005 the Company declared cash dividends at the rate of $0.12 per share, or an annual rate of $0.48 per share. During the second quarter of 2005 the Company increased the declared quarterly cash dividend to $0.13 per share, or an annual rate of $0.52 per share. The combined effect of the Company's declaration of a 2.5% stock dividend during the second quarter of 2005 and the $0.01 per share increase in the quarterly cash dividend was to increase the annual return from cash dividends by 11.0%.

      The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue a policy of paying quarterly cash dividends to its shareholders.

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

(b) Changes in internal controls.

      No significant change in the Company's internal control over financial reporting has occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

      None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      See SEC Form 10-Q, Part II, Item 4, filed on May 10, 2005, regarding the Company's 2005 Annual Meeting of Shareholders held on April 19, 2005.

Item 5 - Other Information
         -----------------

      None.

Item 6 - Exhibits
         --------

      An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Greater Community Bancorp

Date: August 8, 2005                          By: /s/ Naqi A. Naqvi
                                                      -------------
                                                      Naqi A. Naqvi
                                                      Senior Vice President and
                                                      Chief Financial Officer

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS
                                    --------

                                       TO

                                    FORM 10-Q
                       For the quarter ended June 30, 2005

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

    3.2 Bylaws of the Company as amended and restated effective May 15, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2001)

    4.1 Junior Subordinated Indenture between the Company and Deutsche Bank Trust Company Americas as Trustee, dated May 24, 2002 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

    4.4 Amended and Restated Trust among Greater Community Bancorp as Depositor, Deutsche Bank Trust Company Americas as Property Trustee, and Deutsche Bank Trust (Delaware) as Delaware
                  Trustee,  dated May 24,  2002  incorporated  by  reference  to
                  Exhibit 4.4 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

    4.6 Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) dated May 24, 2002 (incorporated by reference to
                  Exhibit 4.6 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

    10.1 Employment Agreement of George E. Irwin dated July 31, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-KSB for the year ended December 31, 1998, filed on March 17, 1999)

    10.3 Employment Agreement of Erwin D. Knauer dated July 1, 1999 (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 1999)

    10.4          Executive Supplemental  Retirement Income Agreement for George
                  E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999)

    10.5 Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C. Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

    10.6          Greater  Community  Bancorp  2001  Employee  Stock Option Plan
                  Adopted  February  20,  2001  (incorporated  by  reference  to
                  Exhibit  10.6 to Form  10-K for the year  ended  December  31,
                  2000)

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

    10.13 Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)

                                     Exhibit

No.                                   Description

31.1        Certification of Chief Executive Officer dated August 8, 2005

31.2        Certification of Chief Financial Officer dated August 8, 2005

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated August 8, 2005