Form 10-Q
period 2005-09-30
GREATER COMMUNITY BANCORP
filed 2005-11-09
CIK 773845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 2005
                                        ----------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  ------------------------

             Commission file number                    0-14294
                                   --------------------------------------------

                            Greater Community Bancorp
             ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New Jersey                              22-2545165
             ------------------------------------------------------------------
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

               55 Union Boulevard, Totowa, New Jersey            07512
             ------------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (973) 942-1111
                                                        ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES    X      NO
          --------     ---------

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       YES    X      NO
          --------     ---------

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       YES           NO    X
          --------     ---------

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: Common Stock $0.50 par value - 7,959,063 shares at October 25, 2005.

                            GREATER COMMUNITY BANCORP

                    Index to Form 10-Q for September 30, 2005
                    -----------------------------------------

                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL INFORMATION

Item  1  -  Financial Statements

Consolidated Balance Sheets at September 30, 2005 (unaudited)
      and December 31, 2004..................................................  1

Consolidated Statements of Income (unaudited)
      Three and nine months ended September 30, 2005 and 2004................  2

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
      Nine months ended September 30, 2005 and 2004..........................  3

Consolidated Statements of Cash Flows (unaudited)
      Nine months ended September 30, 2005 and 2004..........................  4

Notes to Consolidated Financial Statements (unaudited).......................  5

Item  2  -  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................... 10

Item  3 -  Quantitative and Qualitative Disclosures About Market Risk........ 18

Item  4 -  Controls and Procedures........................................... 18

PART  II  -  OTHER INFORMATION

Items 1 through 6............................................................ 19

Signatures................................................................... 20

Exhibit Index ...............................................................E-1

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
         --------------------

GREATER COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                                             (unaudited)
                                                                                            September 30,    December 31,
                                                                                                 2005            2004
                                                                                            -------------    ------------
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing                                              $      29,250    $     22,952
FEDERAL FUNDS SOLD                                                                                 42,300           9,370
                                                                                            -------------    ------------
                 Total cash and cash equivalents                                                   71,550          32,322
DUE FROM BANKS - Interest-bearing                                                                  12,178           7,806
INVESTMENT SECURITIES - Available-for-sale                                                         88,643         111,840
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
   $43,132 and $20,104 at Septenber 30, 2005 and December 31, 2004, respectively)                  43,484          20,205
                                                                                            -------------    ------------
                 Total investment securities                                                      132,127         132,045
LOANS AND LEASES, net of unearned income                                                          657,489         611,192
  Less:  Allowance for loan and lease losses                                                       (9,318)         (8,918)
                                                                                            -------------    ------------
                 Net loans and leases                                                             648,171         602,274
PREMISES AND EQUIPMENT, net                                                                        10,402          10,023
ACCRUED INTEREST RECEIVABLE                                                                         3,947           2,835
OTHER REAL ESTATE OWNED                                                                               849             849
BANK-OWNED LIFE INSURANCE                                                                          14,883          14,503
GOODWILL                                                                                           11,574          11,574
OTHER ASSETS                                                                                       12,083          11,132
                                                                                            -------------    ------------
   TOTAL ASSETS                                                                             $     917,764    $    825,363
                                                                                            =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
   Non interest-bearing                                                                     $     182,938    $    167,850
   Interest-bearing checking                                                                      242,514         170,343
   Savings                                                                                         86,735          93,844
   Time deposits less than $100                                                                   144,431         136,144
   Time deposits $100 and over                                                                     66,970          35,770
                                                                                            -------------    ------------
                  Total deposits                                                                  723,588         603,951
FHLB ADVANCES                                                                                      85,000          85,000
FEDERAL FUNDS PURCHASED                                                                                --          40,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                                      9,425           5,771
ACCRUED INTEREST PAYABLE                                                                            2,385           1,637
OTHER LIABILITIES                                                                                   9,911           5,646
SUBORDINATED DEBT                                                                                  24,743          24,743
                                                                                            -------------    ------------
                Total liabilities                                                                 855,052         766,748
SHAREHOLDERS' EQUITY:
   Common stock, par value $0.50 per share: 20,000,000 shares authorized, 7,945,201 and
   7,549,050 shares outstanding at September 30, 2005 and December 31, 2004, respectively           3,973           3,785
   Additional paid-in capital                                                                      52,954          48,538
   Retained earnings                                                                                5,043           4,475
   Accumulated other comprehensive income                                                             742           1,817
                                                                                            -------------    ------------
                Total shareholders' equity                                                         62,712          58,615
                                                                                            -------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $     917,764    $    825,363
                                                                                            =============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                       -------------------    -------------------
                                                                         2005       2004        2005       2004
                                                                       --------   --------    --------   --------
INTEREST INCOME:
   Loans and leases                                                    $ 11,029   $  8,711    $ 30,860   $ 25,225
   Investment securities                                                  1,393      1,383       4,133      4,207
   Federal funds sold and deposits with banks                               284         87         633        350
                                                                       --------   --------    --------   --------
       Total interest income                                             12,706     10,181      35,626     29,782
                                                                       --------   --------    --------   --------

INTEREST EXPENSE:
   Deposits                                                               2,709      1,523       6,922      4,350
   Short-term borrowings                                                  1,166      1,137       3,502      3,420
   Long-term borrowings                                                     507        507       1,521      1,521
                                                                       --------   --------    --------   --------
       Total interest expense                                             4,382      3,167      11,945      9,291
                                                                       --------   --------    --------   --------

NET INTEREST INCOME                                                       8,324      7,014      23,681     20,491

PROVISION FOR LOAN AND LEASE LOSSES                                         260        245         700        962
                                                                       --------   --------    --------   --------
       Net interest income after provision for loan and lease losses      8,064      6,769      22,981     19,529
                                                                       --------   --------    --------   --------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                      742        715       2,203      2,144
   Other commission and fees                                                178        163         533        528
   Loan fee income                                                          114        108         383        294
   Gain on sale of investment securities                                     --        301         640      1,121
   (Loss) on sale of leases                                                  --         (3)         --         (1)
   Bank-owned life insurance                                                120        119         380        370
   All other income                                                         225        196         683        631
                                                                       --------   --------    --------   --------
       Total non-interest income                                          1,379      1,599       4,822      5,087
                                                                       --------   --------    --------   --------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                         3,380      3,082      10,154      9,387
   Occupancy and equipment                                                  944        872       2,827      2,689
   Regulatory, professional and other fees                                  586        533       1,722      1,522
   Computer services                                                        167        149         478        430
   Office expenses                                                          299        298         913        893
   Other operating expenses                                                 677        573       1,852      1,630
                                                                       --------   --------    --------   --------
       Total non-interest expense                                         6,053      5,507      17,946     16,551
                                                                       --------   --------    --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  3,390      2,861       9,857      8,065
PROVISION FOR INCOME TAXES                                                1,122        885       3,215      2,435
                                                                       --------   --------    --------   --------
NET INCOME                                                             $  2,268   $  1,976    $  6,642   $  5,630
                                                                       ========   ========    ========   ========

Weighted average shares outstanding - Basic                               7,894      7,564       7,834      7,503
Weighted average shares outstanding - Diluted                             8,061      7,875       8,001      7,832

Earnings per share - Basic                                             $   0.29   $   0.26    $   0.85   $   0.75
Earnings per share - Diluted                                           $   0.28   $   0.25    $   0.83   $   0.72

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, unaudited)

Nine Months Ended September 30, 2005

                                                                              Accumulated
                                                   Additional                    Other                              Total
                                        Common      Paid-in     Retained     Comprehensive    Comprehensive     Shareholders'
                                         Stock      Capital     Earnings     Income (Loss)    Income (Loss)         Equity
                                       ---------   ----------   ---------    --------------   --------------    --------------
BALANCE: January 1, 2005              $    3,785   $  48,538    $   4,475    $        1,817                     $       58,615

Net income                                    --           --       6,642                --   $        6,642             6,642
Exercise of stock options                     72          763          --                --                                835
Issuance of common stock                      20          644          --                --                                664
Cash dividends of $0.38 per share             --           --      (2,969)               --                             (2,969)
2.5% stock dividend                           96        3,009      (3,105)               --                                 --
Other comprehensive (loss),
   net of reclassification
   adjustments and taxes                      --           --          --            (1,075)          (1,075)           (1,075)
                                                                                              --------------
Total comprehensive income                                                                    $        5,567
                                       ---------   ----------   ---------    --------------   ==============    --------------
BALANCE:  September 30, 2005           $   3,973   $   52,954   $   5,043    $          742                     $       62,712
                                       =========   ==========   =========    ==============                     ==============


Nine Months Ended September 30, 2004

BALANCE:  January 1, 2004              $   3,502   $   41,788   $   2,735    $        2,545                     $       50,570

Net income                                    --           --       5,630                --   $        5,630             5,630
Exercise of stock options                     94        1,612          --                --                              1,706
Issuance of common stock                      14          399          --                --                                413
Cash dividends of $0.35 per share             --           --      (2,562)               --                             (2,562)
2.5% stock dividend                           90        2,484      (2,574)               --                                 --
Other comprehensive (loss),
   net of reclassification
   adjustments and taxes                      --           --          --              (674)            (674)             (674)
                                                                                              --------------
Total comprehensive income                                                                    $        4,956
                                       ---------   ----------   ---------    --------------   ==============    --------------
BALANCE:  September 30, 2004           $   3,700   $   46,283   $   3,229    $        1,871                     $       55,083
                                       =========   ==========   =========    ==============                     ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    ---------------------
                                                                                       2005        2004
                                                                                    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $   6,642    $  5,630
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         923         930
    Amortization of premium and accretion of discount on securities, net                  130         577
    Provision for loan and lease losses                                                   700         962
    Loss on sale of assets                                                                 --           1
    (Gain) on sales of securities, net                                                   (640)     (1,121)
    (Increase) in accrued interest receivable                                          (1,112)       (418)
    (Increase) in bank-owned life insurance and other assets                             (443)     (4,522)
    Increase in accrued expenses and other liabilities                                  4,890       1,327
                                                                                    ---------    --------
          Net cash provided by operating activities                                    11,090       3,366
                                                                                    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Available-for-sale investment securities
       Purchases                                                                         (999)    (34,021)
       Sales                                                                            1,572       2,493
       Maturities and principal paydowns                                               20,419      52,719
    Held-to-maturity investment securities
       Purchases                                                                      (24,206)    (11,876)
       Maturities and principal paydowns                                                  978          24
    Net (increase) decrease in interest-bearing deposits with banks                    (4,372)      1,118
    Net (increase) in loans                                                           (45,897)    (65,050)
    Capital expenditures                                                               (1,302)       (655)
    (Increase) in other real estate owned                                                  --         (25)
                                                                                    ---------    --------
          Net cash (used in) investing activities                                     (53,807)    (55,273)
                                                                                    ---------    --------

CASH FLOW FROM FINANCING ACTIVITIES:

    Net increase in deposit accounts                                                  119,637      49,470
    Increase (decrease) in federal funds purchased and securities sold under
       agreements to repurchase                                                       (36,346)      3,491
    Dividends paid to common shareholders                                              (2,845)     (2,562)
    Proceeds from exercise of stock options                                               835       1,706
    Proceeds from issuance of common stock                                                664         413
                                                                                    ---------    --------
          Net cash provided by financing activities                                    81,945      52,518
                                                                                    ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           $  39,228    $    611

CASH AND CASH EQUIVALENTS, beginning of period                                         32,322      29,233
                                                                                    ---------    --------

CASH AND CASH EQUIVALENTS, end of period                                            $  71,550    $ 29,844
                                                                                    =========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at September 30, 2005, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.    Dividends

      On September 20, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share on the Company's common stock. The record date of the dividend was October 14, 2005 and the payment date was October 31, 2005.

3.    Earnings Per Share (EPS)

      The Company's reported diluted earnings per share of $0.28 and $0.25 for the three-month periods and $0.83 and $0.72 for the nine-month periods ended September 30, 2005 and 2004, respectively, take into consideration the dilutive effects of the Company's outstanding common stock equivalents, namely, stock options.



(in thousands, except per share data)                                     Three Months Ended September 30, 2005
                                                                       --------------------------------------------
                                                                                           Weighted
                                                                           Income       Average Shares   Per Share

                                                                        (Numerator)      (Denominator)     Amount
                                                                       --------------   --------------   ----------
Basic EPS
Net income available to common stockholders                            $        2,268            7,894   $     0.29
Effect of Dilutive Securities
Stock options                                                                      --              167        (0.01)
                                                                       --------------   --------------   ----------
Diluted EPS
Net income available to common stockholders plus assumed conversions   $        2,268            8,061   $     0.28
                                                                       ==============   ==============   ==========

(in thousands, except per share data)                                     Three Months Ended September 30, 2004
                                                                       --------------------------------------------
                                                                                           Weighted
                                                                           Income       Average Shares   Per Share

                                                                        (Numerator)      (Denominator)     Amount
                                                                       --------------   --------------   ----------
Basic EPS
Net income available to common stockholders                            $        1,976            7,564   $     0.26
Effect of Dilutive Securities
Stock options                                                                      --              311        (0.01)
                                                                       --------------   --------------   ----------
Diluted EPS
Net income available to common stockholders plus assumed conversions   $        1,976            7,875   $     0.25
                                                                       ==============   ==============   ==========

(in thousands, except per share data)                                      Nine Months Ended September 30, 2005
                                                                       --------------------------------------------
                                                                                           Weighted
                                                                           Income       Average Shares   Per Share

                                                                        (Numerator)     (Denominator)      Amount
                                                                       --------------   --------------   ----------
Basic EPS
Net income available to common stockholders                            $        6,642            7,834   $     0.85
Effect of Dilutive Securities
Stock options                                                                      --              167        (0.02)
                                                                       --------------   --------------   ----------
Diluted EPS
Net income available to common stockholders plus assumed conversions   $        6,642            8,001   $     0.83
                                                                       ==============   ==============   ==========

(in thousands, except per share data)                                       Nine Months Ended September 30, 2004
                                                                       --------------------------------------------
                                                                                           Weighted
                                                                           Income       Average Shares   Per Share

                                                                        (Numerator)     (Denominator)      Amount
                                                                       --------------   --------------   ----------
Basic EPS
Net income available to common stockholders                            $        5,630            7,503   $     0.75
Effect of Dilutive Securities
Stock options                                                                      --              329        (0.03)
                                                                       --------------   --------------   ----------
Diluted EPS
Net income available to common stockholders plus assumed conversions   $        5,630            7,832   $     0.72
                                                                       ==============   ==============   ==========

4.    Stock Options

      At September 30, 2005, the Company had four stock-based employee and director compensation plans. The Company presently accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, since all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee and director compensation cost has been recognized for the plans in 2005 and 2004.

      The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation for the periods indicated.



(in thousands, except per share data)                                        Three Months Ended September 30,
                                                                                2005                   2004
                                                                             ----------              --------
Net income                                                   As reported     $    2,268              $  1,976
Less:  stock-based compensation costs determined
            under fair value-based method for all awards                            (73)                  (62)
                                                                             ----------              --------
                                                             Pro forma       $    2,195              $  1,914
                                                                             ==========              ========
Earnings per share - basic                                   As reported     $     0.29              $   0.26
                                                             Pro forma             0.28                  0.25
Earnings per share - diluted                                 As reported           0.28                  0.25
                                                             Pro forma             0.27                  0.24

(in thousands, except per share data)                                        Nine Months Ended September 30,
                                                                               2005                   2004
                                                                             --------               ---------
Net income                                                   As reported     $   6,642              $   5,630
Less:  stock-based compensation costs determined
            under fair value-based method for all awards                          (221)                  (185)
                                                                             ---------              ---------
                                                             Pro forma       $   6,421              $   5,445
                                                                             =========              =========

Earnings per share - basic                                   As reported     $    0.85              $    0.75
                                                             Pro forma            0.82                   0.73

Earnings per share - diluted                                 As reported          0.83                   0.72
                                                             Pro forma            0.80                   0.70

      The Company granted 20,000 stock options during the nine-month period ended September 30, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: dividend yields of 3.0% and 3.4%; expected volatility of 17% and 34%; risk-free interest rates of 4.14% and 5.82%; and expected lives of ten years.

      Effective January 1, 2006 the Company will be required to account for share-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment, which was issued in December 2004 (see Note 7. New Accounting Pronouncements).

5.    Business Segments

      The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company's 2004 Form 10-K filed with the Securities and Exchange Commission.

      The following tables present total revenue and net income for the three- and nine-month periods ending September 30, 2005 and 2004 and total assets as of the respective period-ends for the Company's business segments. All significant intersegment accounts and transactions have been eliminated.

(in thousands)                                 At and for the Three Months Ended September 30, 2005
                                               ----------------------------------------------------
                                                 Total    Community                  Corporate and
                                                Company    Banking         Leasing      Other (2)
                                               --------   ----------      --------   --------------
Net interest income                            $  8,324   $    7,754      $    570   $           --
Non-interest income (1)                           1,379        1,321            73              (15)
                                               --------   ----------      --------   --------------
    Total revenue                                 9,703        9,075           643              (15)
Provision for loan and lease losses                 260          200            60               --
Non-interest expense                              6,053        5,643           425              (15)
                                               --------   ----------      --------   --------------
    Income before provision for income taxes      3,390        3,232           158               --
Provision for income taxes                        1,122        1,068            54               --
                                               --------   ----------      --------   --------------
    Net income                                 $  2,268   $    2,164      $    104   $           --
                                               ========   ==========      ========   ==============

Period-end total assets                        $917,764   $  913,487      $ 48,097   $      (43,820)

(in thousands)                                 At and for the Three Months Ended September 30, 2004
                                               -----------------------------------------------------
                                                 Total    Community                   Corporate and
                                                Company    Banking       Leasing         Other (2)
                                               --------   ----------    --------     ---------------

Net interest income                            $  7,014   $    6,558    $    456     $           --
Non-interest income (1)                           1,301        1,265          53                (17)
                                               --------   ----------    --------     --------------
    Total revenue                                 8,315        7,823         509                (17)
Provision (recovery) for loan and lease losses      245       (1,444)      1,689                 --
Gain on sale of investment securities               301          301          --                 --
(Loss) on sale of leases                             (3)          --          (3)                --
Non-interest expense                              5,507        5,163         361                (17)
                                               --------   ----------    --------     --------------
    Income before provision for income taxes      2,861        4,405      (1,544)                --
Provision for income taxes (recovery)               885        1,504        (619)                --
                                               --------   ----------    --------     --------------
    Net income (loss)                          $  1,976   $    2,901    $   (925)    $           --
                                               ========   ==========    ========     ==============
Period-end total assets                        $811,926   $  807,923    $ 33,827     $      (29,824)


(in thousands)                                 At and for the Nine Months Ended September 30, 2005
                                               -----------------------------------------------------
                                                 Total    Community                   Corporate and
                                                Company    Banking         Leasing       Other (2)
                                               --------   ----------      --------   ---------------

Net interest income                            $ 23,681   $   22,016      $  1,665   $           --
Non-interest income (1)                           4,182        3,988           239              (45)
                                               --------   ----------      --------   --------------
    Total revenue                                27,863       26,004         1,904              (45)
Provision for loan and lease losses                 700          525           175               --
Gain on sale of investment securities               640          640            --               --
Non-interest expense                             17,946       16,713         1,278              (45)
                                               --------   ----------      --------   --------------
    Income before provision for income taxes      9,857        9,406           451               --
Provision for income taxes                        3,215        3,061           154               --
                                               --------   ----------      --------   --------------
    Net income                                 $  6,642   $    6,345      $    297   $           --
                                               ========   ==========      ========   ==============
Period-end total assets                        $917,764   $  913,487      $ 48,097   $      (43,820)


(in thousands)                                 At and for the Nine Months Ended September 30, 2004
                                               -----------------------------------------------------
                                                 Total    Community                   Corporate and
                                                Company    Banking         Leasing       Other (2)
                                               --------   ----------      --------   ---------------
Net interest income                            $ 20,491   $   19,141      $  1,350   $           --
Non-interest income (1)                           3,968        3,839           177              (48)
                                               --------   ----------      --------   --------------
    Total revenue                                24,459       22,980         1,527              (48)
Provision (recovery) for loan and lease losses      962         (964)        1,926               --
Gain on sale of investment securities             1,121        1,121            --               --
(Loss) on sale of leases                             (1)          --            (1)              --
Non-interest expense                             16,551       15,334         1,265              (48)
                                               --------   ----------      --------   --------------
    Income before provision for income taxes      8,065        9,730        (1,665)              --
Provision for income taxes (recovery)             2,435        3,095          (660)              --
                                               --------   ----------      --------   --------------
    Net income (loss)                          $  5,630   $    6,635      $ (1,005)              --
                                               ========   ==========      ========   ==============
Period-end total assets                        $811,926   $  807,923      $ 33,827   $      (29,824)

(1)   Excludes non-recurring gains which are reported separately.

(2)   Includes intersegment eliminations.

6.    Directors' Retirement Plan

      The Company has a noncontributory nonqualified directors' retirement plan for substantially all of the nonemployee directors of the Company, GCB and BCB. The directors' retirement plan is designed to provide retirement benefits to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on their respective Board(s). The components of net periodic plan costs for the directors' retirement plan were as follows:

                                               Nine Months Ended
                                                 September 30,
                                              --------------------
                                                2005       2004
                                                ----       ----
               (in thousands)

               Service cost                   $     34   $     40
               Interest cost                        20         16
                                              --------   --------

               Net periodic benefit expense   $     54   $     56
                                              ========   ========

The Company expects to incur approximately $71,000 in net periodic benefit expense in 2005 relative to the directors' retirement plan. The Company made a contribution of approximately $54,000 to plan expense for the nine months ended September 30, 2005.

7.    New Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

      In March 2004, the Financial Accounting Standards Board ("FASB") released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("Issue 03-1") which provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. In September 2004, the FASB approved for issuance a FASB Staff Position ("FSP") on Issue 03-1. This Position delayed the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. However, it did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. On June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to propose a final FSP, EITF Issue 03-1-a, which will supersede Issue 03-1. The final FSP (retitled FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) was issued on November 3, 2005 and replaces the guidance set forth in certain paragraphs of Issue 03-1 with references to existing other-than-temporary impairment guidance. The final FSP is to be applied prospectively and is effective for the Company beginning January 1, 2006. The Company does not expect application of the FSP to have a material impact on the consolidated financial statements.

Share-Based Payment

      In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123(R)"), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) will become effective for the Company on January 1, 2006. The Company is currently assessing the financial statement impact of adopting SFAS No. 123(R). Management believes that compensation cost required to be recorded under SFAS123(R) will not be materially inconsistent with that which would normally be reported under the disclosure provisions of SFAS123.

Accounting Changes and Error Corrections

      On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements will become effective for the Company for accounting changes beginning January 1, 2006. The Company anticipates adoption of SFAS No. 154.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      The following discussion and analysis of the Company's consolidated financial condition as of September 30, 2005 and the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2004, and the other information therein. The consolidated balance sheet as of September 30, 2005 and the statements of operations and cash flows for the nine-month periods ended September 30, 2005 and 2004 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "Bank Subsidiaries" refers to Greater Community Bank (GCB), Bergen Commercial Bank (BCB) and Rock Community Bank (RCB). Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

      The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three and nine months ended September 30, 2005. In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2004.

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

      The Company accounts for purchased goodwill in accordance with SFAS No. 142, Goodwill and Intangible Assets, which includes a requirement to test goodwill and indefinite-lived intangible assets for impairment. The Company evaluates goodwill for potential impairment annually and between annual tests in certain circumstances in accordance with provisions of SFAS No. 142.

Business Overview

      The Company is registered with the Federal Reserve Board as a bank holding company and is designated by the Federal Reserve Board as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its three wholly-owned New Jersey Bank Subsidiaries.

      On September 20, 2005, the Company's Board of Directors approved the mergers of two of its Bank Subsidiaries, Bergen Commercial Bank and Rock Community Bank, with and into its third Bank Subsidiary, Greater Community Bank ("GCB"). GCB will be the surviving bank of the mergers. The mergers were also approved by the Boards of Directors of the respective Bank Subsidiaries. The Company concluded that the mergers are in the best interest of its customers, employees and shareholders, and that by merging the three subsidiary banks into one bank, the Company will be able to maximize efficiencies and improve its operating results in the coming years. Subject to regulatory approvals, the Company expects that the mergers will be completed by the end of 2005. Management anticipates a restructuring charge to earnings in the period ending December 31, 2005 for systems conversions and other merger-related costs. The restructuring charge is expected to approximate $300,000 to $400,000 on a pre-tax basis.

      The Company offers commercial and retail banking products and services, and securities brokerage services are offered through a third party provider. Highland Capital Corp., a wholly-owned leasing subsidiary of one of GCB, is engaged in the business of leasing equipment to small and mid-sized businesses on a national basis. In August 2005, the Company invested in Greater Community Insurance Services, LLC ("Insurance Services"), which is 50% owned by the Company. Insurance Services will act as an insurance agency and will sell property and casualty, homeowners, auto, umbrella liability, life, disability, health and other insurance primarily to customers of the Bank Subsidiaries. The Company believes that offering insurance products to its customer base will further solidify customer relationships and augment its non-interest sources of revenue.

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

Earnings Summary

Consolidated

      Net income for the first nine months of 2005 was $6.6 million, an increase of $1.0 million or 18.0% compared to $5.6 million reported for the first nine months of 2004. Diluted earnings per share for the period were $0.83, a 15.3% increase over the $0.72 per share reported for the same period in the prior year.

      For the third quarter of 2005, net income was $2.3 million or $0.28 per diluted share, representing a 14.8% increase from the $2.0 million, or $0.25 per diluted share earned in the third quarter of 2004.

      Total revenue, consisting of net interest income and non-interest income, was $28.5 million for the nine-month period, an increase of 11.4% over the same period in the prior year, reflecting strong loan growth. For the most recent three-month period, total revenue increased 12.6%, to $9.7 million, over the same period in 2004.

      The annualized returns on average equity (ROE) and average assets (ROA) for the first nine months of 2005 were 14.66% and 1.03%, respectively, compared with 14.22% and 0.96% for the same period in the prior year. For the third quarter of 2005, ROE and ROA were 14.54% and 1.01%, respectively, compared with 14.80% and 0.99% for the prior year third quarter.

Business Segments

      The Company applies the aggregation criteria set forth under SFAS No.131 to create two reportable business segments, Community Banking and Leasing. Community Banking and Leasing contributed $6.3 million and $297,000, respectively, to the Company's net income for the first nine months of 2005, compared to net income of $6.6 million and net loss of $1.0 million, respectively, for the same period in 2004. In 2005, Leasing's results were positively impacted, and Community

Banking's results were negatively impacted, principally as a result of a reclassification of loan loss provision between the segments recorded in 2004. For the most recent three-month period, Community Banking and Leasing contributed net income of $2.2 million and $104,000, respectively, compared to net income of $2.9 million and net loss of $925,000, respectively, for the same period in 2004.

Net Interest Income

      Net interest income for the nine months ended September 30, 2005 increased $3.2 million, or 15.6%, to $23.7 million compared to the nine months ended September 30, 2004. The increase in net interest income was largely a result of a 16.7% increase in average loans and leases coupled with an increase of 31 basis points in the average yield of the portfolio. Interest paid on deposits for the nine months ended September 30, 2005 increased $2.6 million or 59.1% when compared to the same period in the prior year, primarily due to an 11.1% increase in average interest-bearing deposits and an increase of 56 basis points in the average interest rate paid on deposits. The increases in loan yield and the cost of interest-bearing deposits were primarily a result of the Federal Reserve Bank's interest rate increases over the last several quarters.

      For the third quarter of 2005, net interest income increased 18.7% to $8.3 million compared to the same period in the prior year. Total interest income increased $2.5 million to $12.7 million, with interest income on loans and leases representing the largest component of the increase. Interest expense on deposits increased $1.2 million, primarily related to the increase in average interest-bearing deposits outstanding for the quarter coupled with an increase in average rates paid on deposits.

      The Company's net interest margin on a tax equivalent basis was 4.06% and 4.01% for the three- and nine-month periods ended September 30, 2005, respectively, compared to 3.85% and 3.81%, respectively, for the same periods in the prior year.

      The following table reflects the components of net interest income for the periods indicated.

                                                                              Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
(dollars in thousands)                                             2005                                     2004
                                                   ---------------------------------------   ---------------------------------------
                                                    Average      Interest       Average       Average      Interest       Average
ASSETS                                              Balance    Earned/Paid     Yield/Rate     Balance    Earned/Paid     Yield/Rate
                                                   ---------------------------------------------------------------------------------
Earning Assets:
   Investment securities (tax equivalent basis)    $ 135,647   $      4,328           4.27%  $ 148,071   $      4,410          3.98%
   Due from banks - interest-bearing                   6,996            159           3.04%      7,197            153          2.84%
   Federal funds sold                                 20,737            474           3.06%     27,060            197          0.97%
   Loans and leases, net unearned income (1)         633,618         30,860           6.51%    542,953         25,225          6.21%
                                                   ---------------------------------------               --------------------------
       Total earning assets                          796,998         35,821           6.01%    725,281         29,985          5.52%
                                                                --------------------------               --------------------------
Less: Allowance for loan and lease losses             (9,280)                                   (8,525)
All other assets                                      75,657                                    69,100
                                                   ---------                                 ---------
       Total assets                                $ 863,375                                 $ 785,856
                                                   =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
   Savings and interest-bearing checking           $ 293,199   $      2,828           1.29%  $ 266,796   $      1,461          0.73%
   Time deposits                                     202,478          4,094           2.70%    179,287          2,889          2.15%
   Federal funds and other borrowings (2)             97,032          3,502           4.83%     96,962          3,420          4.71%
   Subordinated debt                                  24,743          1,521           8.22%     24,000          1,521          8.47%
                                                   ---------------------------------------   ---------   --------------------------
       Total interest-bearing liabilities            617,452         11,945           2.59%    567,045          9,291          2.19%
                                                                --------------------------               --------------------------
Non interest-bearing deposits                        175,576                                   158,604
Other liabilities                                      9,757                                     7,329
Shareholders' equity                                  60,590                                    52,878
                                                   ---------                                 ---------
       Total liabilities and shareholders' equity  $ 863,375                                 $ 785,856
                                                   =========                                 =========

Net interest income and rate spread (tax
  equivalent basis)                                                  23,876           3.42%                    20,694          3.33%
                                                                                  ========                                 ========
Less: Tax equivalent basis adjustment                                  (195)                                     (203)
                                                               ------------                              ------------
Net interest income                                            $     23,681                              $     20,491
                                                               ============                              ============
Net interest margin (3)                                                               4.01%                                    3.81%
                                                                                  ========                                 ========

(1) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.

(2) Includes federal funds purchased, securities sold under agreements to purchase and FHLB advances.

(3) Net interest income (tax equivalent basis) divided by total earning assets.

Non-Interest Income

      Non-interest income continues to represent a considerable source of income for the Company, constituting 16.9% of total revenue (net interest income plus non-interest income) for the nine months ended September 30, 2005. Total non-interest income decreased by $265,000 for the nine-month period ended September 30, 2005 compared to the same period in the prior year. Of the total decrease, gains on sale of investment securities declined $481,000, partially offset by increases in loan fee income of $89,000, service charges on deposit accounts of $59,000 and all other income of $52,000.

      During the third quarter of 2005, non-interest income declined $220,000 compared to the same period in 2004. Gains on sale of investment securities declined $301,000, partially offset by increases of $27,000 and $29,000 in service charges on deposit accounts and all other income, respectively.

Non-Interest Expense

      Non-interest expense totaled $17.9 million, reflecting an increase of $1.4 million or 8.4% for the first nine months of 2005 compared to the same period in 2004. The largest component of non-interest expense, salaries and employee benefits, increased $767,000 or 8.2% primarily reflecting compensation adjustments. Regulatory, professional and other fees increased $200,000 due to rising accounting and audit costs. Other operating expenses increased $222,000 and occupancy and equipment expenses increased $138,000 largely in support of the overall growth of the Company.

      For the third quarter of 2005, total non-interest expense increased $546,000 from the level reported in the prior year quarter to $6.1 million. Salaries and employee benefits totaling $3.4 million increased $298,000 over the third quarter of 2004 primarily from increased compensation expense. Regulatory and professional fees increased $53,000 or 10.0% to $586,000 resulting from an increase in accounting and audit costs. Occupancy and equipment expense increased 8.2% or $72,000 over the prior year quarter. Other operating expenses reflected an increase of $103,000 or 18.0% over the same period in the prior year.

Provision for Loan and Lease Losses

      The  provision  for loan  and  lease  losses  for the  nine  months  ended
September 30, 2005 decreased by $262,000 compared to the same period in 2004. The decrease was primarily due to and consistent with a trend of improving asset quality in the loan and lease portfolio. For the three months ended September 30, 2005, the provision increased by a nominal $15,000 compared to the same period in 2004. Management continues to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolios.

Provision for Income Taxes

      The provision for income taxes for the three and nine months ended September 30, 2005 increased $237,000 and $780,000 when compared to the same periods in 2004, reflecting effective tax rates of 33.1% and 32.6% for the comparable periods. The respective increases in tax provision were primarily due to earnings growth.

FINANCIAL CONDITION

ASSETS

      Between December 31, 2004 and September 30, 2005 total assets increased by $92.4 million to $917.8 million. The 11.2% increase in assets was attributable to growth in loans and leases, complemented by growth in cash and cash equivalents. Asset growth was funded primarily by growth in deposits.

Loans and Leases

      Total loans and leases grew from December 31, 2004 to September 30, 2005 by $46.3 million to $657.5 million. The increase resulted primarily from growth in real estate loans, construction loans and lease financing receivables.

      The following table reflects the composition of the loan and lease portfolio for the periods indicated.

                                                            September 30,    December 31,
(in thousands)                                                  2005            2004
                                                            -------------   -------------
Loans secured by one-to-four family residential properties  $     159,047   $     147,557
Loans secured by multifamiy residential properties                 25,622          10,349
Loans secured by nonresidential properties                        320,032         311,568
Loans to individuals                                                3,902           5,872
Commercial loans                                                   42,506          52,973
Construction loans                                                 57,124          44,687
Lease financing receivables, net                                   49,294          37,826
Other loans                                                           823             754
                                                            -------------   -------------
     Total loans and leases                                       658,350         611,586
          Less:  Unearned income                                     (861)           (394)
                                                            -------------   -------------
     Loans and leases, net of unearned income               $     657,489   $     611,192
                                                            =============   =============

Nonperforming Assets

      Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At September 30, 2005, nonperforming loans and leases totaled $2.1 million or 0.32% of total loans and leases, decreasing 12 basis points from the level reported at December 31, 2004.

      Management believes asset quality remains sound as nonperforming assets have trended lower. The Company believes it is maintaining adequate reserves and continues to monitor the loan and lease portfolios closely.

      The   following   table   reflects  the   composition   of  the  Company's
nonperforming assets at the dates indicated.

                                                          September 30,    December 31,
(dollars in thousands)                                         2005            2004
                                                          -------------   -------------
Nonaccruing loans and leases                              $       1,944   $       2,511
Renegotiated loans                                                  167             205
                                                          -------------   -------------
     Total nonperforming loans and leases                         2,111           2,716
Loans past due 90 days and accruing                                   1              --
Other real estate owned                                             849             849
                                                          -------------   -------------
     Total nonperforming assets                           $       2,961   $       3,565
                                                          =============   =============
Nonperforming loans and leases to total loans and leases           0.32%           0.44%
Nonperforming assets to total loans and leases and
     other real estate owned                                       0.45%           0.58%
Nonperforming assets to total assets                               0.32%           0.43%

      For the nine-month periods ended September 30, 2005 and 2004, interest income of $105,000 and $149,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

Impaired Loans

      A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist primarily of nonaccruing loans. Payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal.

      As of the dates indicated, the Company's recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

                                         September 30,      December 31,
            (in thousands)                    2005              2004
                                         -------------      ------------

            Recorded investment          $       1,944      $      2,568
            Valuation allowance                    164               394

                                         Nine Months Ended September 30,
                                         -------------------------------
                                             2005               2004
                                         ------------       ------------

            Average recorded investment  $      1,619       $      1,769
            Interest income recognized            109                 30

      The valuation allowance for impaired loans is included in the allowance for loan and lease losses on the Company's consolidated balance sheets.

Allowance for Loan and Lease Losses

      Between December 31, 2004 and September 30, 2005, the allowance for loan and lease losses increased $400,000 to $9.3 million. The allowance constituted 1.42% and 1.45% of total loans and leases on September 30, 2005 and December 31, 2004, respectively. The provision for loan and lease losses added $700,000 for the nine-month period, while net charge-offs were $300,000.

      The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and leases and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at September 30, 2005 is adequate, and continues to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolio.

      The following table reflects transactions affecting the allowance for loan and lease losses for the nine-month periods indicated.

          (dollars in thousands)                   2005       2004
                                                 --------   --------
          Balance at beginning of year           $  8,918   $  8,142
          Charge-offs:
               Commercial                              --         43
               Lease financing receivables            350      1,046
               Installment loans to individuals        --          1
               Credit cards and related plans           6          8
                                                 --------   --------
                                                      356      1,098
                                                 --------   --------
          Recoveries:
               Commercial                              29        119
               Lease financing receivables             22        597
               Installment loans to individuals         5          2
               Credit cards and related plans          --         10
                                                 --------   --------
                                                       56        728
                                                 --------   --------
          Net charge-offs                             300        370
          Provision charged to operations             700        962
                                                 --------   --------
          Balance at September 30                $  9,318   $  8,734
                                                 ========   ========
          Net charge-offs for the period to
               period average loans and leases       0.05%      0.06%

Investment Securities

      At September 30, 2005, investment securities totaling $132.1 million approximated the total at December 31, 2004. Portfolio activity included $25.2 million in securities purchases and $23.0 million in prepayments, maturities and sales during the nine-month period. Change in volume mix included a $23.3 million net increase in securities held-to-maturity and a $23.2 million net decrease in securities available-for-sale.

Cash and Cash Equivalents

      Cash and cash equivalents increased $39.2 million to $71.6 million between December 31, 2004 and September 30, 2005. The increase was primarily due to an increase in total deposits, net of a decrease in federal funds purchased and net of loan growth. The increase was utilized for short-term liquidity and operating needs.

LIABILITIES

      Between December 31, 2004 and September 30, 2005, total liabilities increased $88.3 million to $855.1million. The increase was primarily attributable to a $119.6 million increase in total deposits partially offset by a $40.0 million decrease in federal funds purchased.

Deposits

      Total deposits increased $119.6 million to $723.6 million for the nine-month period ended September 30, 2005. Primary growth of $72.2 million, $39.5 million and $15.1 million occurred in interest-bearing checking, time deposits and non interest-bearing checking, respectively, offset by a $7.1 million decline in savings deposits. Approximately $18.5 million of the increase in interest-bearing checking was of a short-term, non-core nature, while deposits generated from the introduction of a new deposit product also contributed to the net growth in the period.

Liquidity

      The Company manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and other obligations. Sources of liquidity at September 30, 2005 totaled $172.4 million, or 18.8% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks.

      As of September 30, 2005, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2004.

Capital Adequacy, Regulatory Capital Ratios and Dividends

      Total shareholders' equity of $62.7 million at September 30, 2005 was 6.8% of total assets, increasing $4.1 million, compared with $58.6 million or 7.1% of total assets at December 31, 2004. The increase was attributable to net income and increases in common stock and additional paid in capital as a result of stock option exercises and dividend reinvestment, offset by dividends paid and a decrease in other comprehensive income during the nine-month period. The Company and the Bank Subsidiaries remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews expansion strategies and related capital alternatives on an ongoing basis.

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

      The following table provides selected regulatory capital ratios for the Company and the Bank Subsidiaries and the required minimum regulatory capital ratios at September 30, 2005.

                                                                                  To Be Well-Capitalized
                                                                                       Under Prompt
                                                               For Capital          Corrective Action
                                              Actual         Adequacy Purposes    Provisions
                                        ------------------   ------------------   ----------------------
(dollars in thousands)                   Amount    Ratio      Amount    Ratio      Amount        Ratio
                                        --------  --------   --------  --------   --------      --------
Total capital to risk-weighted assets
   Greater Community Bancorp            $ 84,760     12.15%  $ 55,809      8.00%       n/a           n/a
   Greater Community Bank                 45,457     10.49     34,667      8.00   $ 43,333         10.00%
   Bergen Commercial Bank                 27,605     11.15     19,806      8.00     24,758         10.00
   Rock Community Bank                     5,570     21.33      2,089      8.00      2,611         10.00

Tier 1 capital to risk-weighted assets
   Greater Community Bancorp              70,805     10.15     27,903      4.00        n/a           n/a
   Greater Community Bank                 40,043      9.24     17,335      4.00     26,002          6.00
   Bergen Commercial Bank                 24,685      9.97      9,904      4.00     14,856          6.00
   Rock Community Bank                     5,241     20.07      1,045      4.00      1,567          6.00

Tier 1 capital to average assets
   Greater Community Bancorp              70,805      8.06     35,139      4.00        n/a           n/a
   Greater Community Bank                 40,043      7.50     21,356      4.00     26,695          5.00
   Bergen Commercial Bank                 24,685      8.23     11,998      4.00     14,997          5.00
   Rock Community Bank                     5,241     10.97      1,911      4.00      2,389          5.00

n/a =  not applicable

      In the last two quarters of 2004 and the first quarter of 2005 the Company declared cash dividends at the rate of $0.12 per share, or an annual rate of $0.48 per share. During the second quarter of 2005 the Company increased the declared quarterly cash dividend to $0.13 per share, or an annual rate of $0.52 per share. The combined effect of the Company's declaration of a 2.5% stock dividend during the second quarter of 2005 and the $0.01 per share increase in the quarterly cash dividend was to increase the annual rate of return from cash dividends by 11.0%.

      The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue a policy of paying quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

      Future movement of interest rates cannot be predicted with certainty. In 2004 and during the first nine months of 2005, the Company, along with other financial institutions, has experienced a rising interest rate environment. The Company's interest rate risk profile is positioned in such a way that moderate increases in interest rates will likely have a positive impact on the results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results.

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

(b) Changes in internal controls.

      No significant change in the Company's internal control over financial reporting has occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

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

                                            Greater Community Bancorp

Date:  November 9, 2005                     /s/ Naqi A. Naqvi
                                            ----------------------
                                              Naqi A. Naqvi
                                              Senior Vice President and Chief
                                              Financial Officer

          -----------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS
                                    --------

                                       TO

                                    FORM 10-Q
                    For the quarter ended September 30, 2005

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

No.                                 Description

31.1  Certification of Chief Executive Officer dated November 9, 2005

31.2  Certification of Chief Financial Officer dated November 9, 2005

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350 dated November 9, 2005