Form 10-K
period 2005-12-31
GREATER COMMUNITY BANCORP
filed 2006-03-15
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-14294

Greater Community Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(973) 942-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.50 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
 ☐ YES   ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐ YES  ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $116,997,462. This calculation does not reflect a determination that persons are affiliates for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 28, 2006 was 8,130,639.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on April 18, 2006 is incorporated by reference into Part III, Items 10 through 13, inclusive.

PART I

Item 1.	BUSINESS

THE HOLDING COMPANY
Greater Community Bancorp (the “Company”) is a business corporation incorporated in New Jersey in 1984. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). At the end of 2001 the Company filed a declaration with the Federal Reserve to be designated as a “financial holding company” pursuant to the Gramm-Leach-Bliley Act of 1999 (the “1999 Act”). The 1999 Act permits a bank holding company to qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well managed, well capitalized and have received a “satisfactory” rating on their last Community Reinvestment Act examination. The Federal Reserve accepted the Company’s declaration. (See “SUPERVISION AND REGULATION - 1. Bank Holding Company Regulation”).

During 2005, the Company’s primary business activity was the ownership and operation of three New Jersey commercial bank subsidiaries, Greater Community Bank (“GCB”), Bergen Commercial Bank (“BCB”) and Rock Community Bank (“RCB”) (collectively the “Bank Subsidiaries”), and its nonbank subsidiaries. Effective at 11:59 p.m. on December 31, 2005, BCB and RCB merged into GCB.

During 2005, the Company continued to grow in assets in an increasingly competitive and volatile environment. As of December 31, 2005, the Company’s consolidated assets were $925.8 million, compared with consolidated assets of $825.4 million at December 31, 2004. Earnings for the year 2005 were $8.9 million or $1.11 per diluted share ($1.13 per basic share), an increase from $7.8 million or $1.00 per diluted share ($1.03 per basic share) in 2004. The Company declared total cash dividends of $0.51 per share and $0.46 per share during 2005 and 2004, respectively.

BANK SUBSIDIARIES
The Company’s three Bank Subsidiaries received their charters from the New Jersey Department of Banking and Insurance (“Department”). GCB commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. At December 31, 2005, GCB operated seven additional branches located in Passaic County and Morris County, New Jersey. GCB offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer loans. GCB also offers a variety of deposit accounts, including consumer and commercial checking accounts, NOW accounts, savings and time deposits and other customary banking services. GCB operates a securities brokerage business in its Greater Community Financial division (“GCF”). Raymond James Financial Services, Inc. acts as GCF’s registered broker-dealer. Highland Capital Corp. (“HCC”), a wholly-owned nonbank subsidiary of GCB, engages in high quality vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing.

BCB commenced banking operations in 1988. BCB concentrates its operations in commercial lending and loans secured by real estate generally involving nonresidential properties, primarily servicing Bergen County, New Jersey. BCB also offers other customary banking services. Its main office is located at Two Sears Drive in Paramus, New Jersey. BCB has five additional branch offices in Bergen County, New Jersey.

RCB commenced banking operations in 1999. Its main office is located in Little Falls, New Jersey, and it has a branch office in Glen Rock, New Jersey. RCB primarily serves Bergen County, New Jersey, offering a variety of banking services including commercial and real estate lending, revolving credit arrangements and consumer loans, as well as traditional deposit services and other customary banking services.

Effective 11:59 p.m. December 31, 2005, BCB and RCB were merged with and into GCB. The former businesses of BCB now operate under the name “Bergen Commercial Bank, a division of Greater Community Bank”, and the former businesses of RCB now operate under the name “Rock Community Bank, a division of Greater Community Bank”.

GCB and BCB each have a wholly-owned investment company nonbank subsidiary, a New Jersey corporation, formed to manage their respective investment portfolios. Each of the New Jersey investment companies in turn has a wholly-owned Delaware subsidiary that holds and manages its investment securities. Concurrent with BCB’s merger with and into GCB, BCB’s investment company and its subsidiary were merged with and into GCB’s respective investment company subsidiaries.

NONBANK SUBSIDIARIES
The Company operates seven nonbank subsidiaries in addition to those that are wholly-owned by the Bank Subsidiaries.

GCB Realty, LLC (“Realty”) was formed to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. BCB and several other tenants lease space in the building.

GCB Capital Trust II (“Trust”) was formed under the Business Trust Act of Delaware and is an unconsolidated subsidiary of the Company. The Trust’s sole purposes were to issue and sell Trust Preferred Securities (“Preferred Securities”) and Common Securities and use the sales proceeds to acquire Junior Subordinated Debentures (the “Debentures”) issued by the Company. The Company owns all of the Trust’s Common Securities. The Debentures are the Trust’s sole assets and the Company’s interest payments on the Debentures are the Trust’s sole revenue. In 2002 the Company issued, through the Trust, 2,400,000 Preferred Securities, $10 face value per security, for total proceeds of $24 million. The Preferred Securities have an annual distribution rate of 8.45% payable quarterly. The Preferred Securities mature on June 30, 2032 and are callable at the Company’s option on or after June 30, 2007. In July 2002, the Company used the net proceeds from the above transaction to call the 920,000 securities of 10% Trust Preferred Securities, $25 face value (“10% Preferreds”), that a similar trust created by the Company in 1997 had issued.

Greater Community Services, Inc. (“GCS”) provides accounting, data processing and management information systems, loan operations and various other banking-related services at cost to the Bank Subsidiaries. Effective with the Bank Subsidiaries’ mergers, GCS became inactive and GCB now provides these services internally.

REO Fairfield, LLC (“REO”), is a wholly-owned nonbank subsidiary established to manage other real estate owned by the Company. It currently holds one property located in Passaic County, New Jersey.

Greater Community Title LLC, wholly-owned by the Company, was established in 2005 and provides title insurance and settlement services and, through Greater Community 1031 Account Exchange Services LLC, its subsidiary limited liability company, provides 1031 account exchange services.

Greater Community Tax Services LLC, wholly-owned by the Company, was established in 2005 and provides personal income tax preparation services.

Greater Community Insurance Services, LLC (“Insurance”) was established in 2005 and is 50% owned by the Company. Insurance provides traditional insurance products and is a joint venture with a nonaffiliated limited liability company.

BUSINESS SEGMENTS
The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, for reporting information about operating segments in its consolidated financial statements. The Company operates its Bank Subsidiaries and nonbank subsidiaries as two reportable business segments. “Community Banking” consists of the Bank Subsidiaries and all nonbank subsidiaries with the exception of GCB’s nonbank subsidiary HCC. All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment. The Company operates HCC as a reportable business segment, “Leasing”, in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the Bank Subsidiaries’ traditional geographic market. See Note 1 of Notes to Consolidated Financial Statements for further information on the Company’s business segments.

RECENT LEGISLATION
The Sarbanes-Oxley Act of 2002 (“SOA”) is now having, and will in the future continue to have, a great impact on the corporate governance and financial statement preparation and reporting obligations of publicly held business entities such as the Company. This legislation contains far-reaching requirements relating to, among other things: certifications by an issuer’s principal officers relating to the accuracy of financial disclosures and disclosure controls and procedures; the independence of auditors; the composition, specific duties and independence of audit committees of boards of directors; the manner in which audit committees obtain and process financial and related information; an increase in the events required to be reported currently; and a dramatic acceleration of the time within which an issuer’s “insiders” must report changes in beneficial ownership of the issuer’s securities. The Company has put in place a sound program to comply with the SOA requirements and has allocated resources for continuous monitoring of the processes.

COMPETITION
The Company, through its Bank Subsidiaries, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies and credit unions. A substantial number of offices of competing financial institutions are located within the Bank Subsidiaries’ respective market areas. The past trend towards consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as the Bank Subsidiaries to compete with larger national and regional banking institutions. Several of the Bank Subsidiaries’ competitors are affiliated with major banking and financial institutions that are substantially larger and have far greater financial resources than the Bank Subsidiaries.

Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service. Rate competition can be intense in the origination of loans and the generation of deposits. The Bank Subsidiaries compete with larger institutions with respect to the interest rates they offer. From a service standpoint, the Bank Subsidiaries’ competitors, by virtue of their superior financial resources, have substantially greater lending limits than the Bank Subsidiaries. Such competitors also perform certain functions for their customers, such as trust and international services, which the Bank Subsidiaries have chosen not to provide. The Company regularly reviews its products, pricing, locations and alternative delivery channels in order to remain competitive.

SUPERVISION AND REGULATION
The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business, limit its options to deploy assets and maximize income and may significantly limit the activities of institutions that do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and the Bank Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of shares of the Company’s stock.

Following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank Subsidiaries. A number of other statutes, regulations and governmental policies have an impact on their operations. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control, new regulation or new federal or state legislation may have in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

1.  Bank Holding Company Regulation
The Company is registered as a bank holding company and is classified as a financial holding company under the Holding Company Act. As such, it is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulation by the Department.

Federal Reserve policy requires the Company to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support them. In addition, any loans by the Company to the Bank Subsidiaries would be subordinate in right of payment to deposits and certain other indebtedness of the Bank Subsidiaries. At December 31, 2005 the Company had approximately $5.7 million in financial resources in addition to its investment in the Bank Subsidiaries and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies requiring them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

2.  Holding Company Activities
With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The Company’s activities are subject to these legal and regulatory limitations under the Holding Company Act and related Federal Reserve regulations. Satisfactory capital ratios and Community Reinvestment Act (“CRA”) ratings are generally prerequisites to obtaining regulatory approval to make acquisitions.

The Federal Interstate Banking and Branching Act of 1994 permits a bank holding company to acquire banks in states other than its home state, regardless of applicable state law. The 1994 law also permits banks to create interstate branches, either by merging across state lines or by creating new branches, subject to a state’s ability to opt out of these enabling provisions. As have most states, New Jersey has enacted legislation to authorize interstate banking either by merger or by branching into New Jersey if the foreign bank already has branches in New Jersey; however, that legislation did not authorize de novo branching into New Jersey.

3.  Holding Company Dividends and Stock Repurchases
The Federal Reserve has the power to prohibit bank holding companies from paying dividends if their actions are deemed to constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. It is the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with its capital needs, asset quality and overall financial condition.

As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive or any condition imposed by or written agreement with the Federal Reserve.

4.  Financial Holding Company Regulation
The 1999 Act removed long-standing legal barriers separating banks and securities firms, and facilitates affiliations of securities firms, insurance companies and banks. As a financial holding company effective in 2002, the Company may engage in any activity that the Federal Reserve determines to be financial in nature or incidental to such financial activity, or is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The 1999 Act provides that the following activities will be considered financial in nature: (a) lending, exchanging, transferring, investing for others or safeguarding money or securities; (b) insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent or broker for purposes of the foregoing, in any State; (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; (e) underwriting, dealing in or making a market in securities; (f) engaging in any activity that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto; (g) engaging in the United States in any activity that a bank holding company may engage in outside of the United States that the Federal Reserve has determined to be usual in connection with the transaction of banking or other financial operations abroad; (h) engaging through nonbank subsidiaries in various underwriting or merchant or investment banking activities; and (i) acquiring investment assets through insurance company affiliates in the ordinary course of an insurance company business.

5.  Bank Regulation
As state-chartered banks that are not members of the Federal Reserve System, the Bank Subsidiaries are subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the “FDIA”). Prior FDIC approval is required to establish or relocate a branch office or engage in any merger, consolidation or significant purchase or sale of assets. The Bank Subsidiaries are also subject to regulation and supervision by the Department. In addition, they are subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

The FDIC and the Department regularly examine the operations of the Bank Subsidiaries and their condition, including capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank Subsidiaries’ depositors and the Bank Insurance Fund (“BIF”) and not the Company. The Bank Subsidiaries are also required to furnish quarterly and annual reports to the FDIC. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “13. Regulatory Capital Requirements.”

Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and performance under the CRA.

6.  Community Reinvestment Act
Under the CRA, the Bank Subsidiaries have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA also requires all institutions to make public disclosure of their CRA examination ratings. The Bank Subsidiaries each received a “satisfactory” CRA rating in its most recent examination. Effective with the Bank Subsidiaries’ mergers, GCB is classified as a “Large” bank under the CRA. This classification will result in a higher level of examination by the FDIC and may require GCB to put into place additional procedures to ensure CRA compliance.

7.  Dividends
New Jersey law permits the Bank Subsidiaries to declare dividends only if, after payment of the dividends, their capital would be unimpaired and their remaining surplus would equal at least 50% of their capital. Under the FDIA, the Bank Subsidiaries are prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, they would fail to meet their regulatory capital requirements. At December 31, 2005, the Bank Subsidiaries met their regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit parent companies of banks that are deemed to be “significantly undercapitalized” under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC’s permission. See “3. Holding Company Dividends and Stock Repurchases.”

8.  Restrictions on Intercompany Transactions
The Bank Subsidiaries are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates. Such restrictions prevent the Company and its affiliates from borrowing from the Bank Subsidiaries unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such transactions by each of the Bank Subsidiaries are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank Subsidiary’s capital and surplus. As to the Company and all other affiliates, such transactions are limited to an aggregate of 20% of the Bank Subsidiary’s capital and surplus. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank Subsidiaries for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

9.  Real Estate Lending Guidelines
Under FDIC regulations, state banks must adopt and maintain written policies establishing appropriate limits and standards for real estate lending activities. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, and approval and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by federal bank regulators. In addition, recent proposed guidance issued by the federal regulators focuses on concentrations in those types of commercial real estate (“CRE”) loans that are particularly vulnerable to cyclical CRE markets, proposes thresholds for determining a CRE concentration and in such case proposes heightened risk management practices.

10.  Deposit Insurance
The Bank Subsidiaries are FDIC member institutions. As such, their respective deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank Subsidiaries are required to pay deposit insurance premiums to the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts the FDIC determines necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Presently, the risk-based assessment rates range from 0.00% to 0.27% of deposits. The Bank Subsidiaries’ risk-based deposit assessment rate was 0.00% in both 2005 and 2004.

The Deposit Insurance Act of 1996 authorized the Financing Corporation (“FICO”) to levy assessments on BIF assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund (“SAIF”) through the end of 1999. Effective January 1, 2000, insured institutions are assessed at the same FICO rate for both BIF and SAIF insured deposits. The rates assessed for GCB, BCB and RCB were 0.0033% in 2005 and 0.0036% in 2004.

11.  Standards for Safety and Soundness
Under FDICIA, each federal banking agency is required to prescribe noncapital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted interagency guidelines covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution that fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes the Bank Subsidiaries meet all adopted standards.

12.  Enforcement Powers
The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Company or its Bank Subsidiaries are engaging in “unsafe or unsound banking practices.” In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties and other enforcement actions based upon the conduct of their relationships with the institutions.

The FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances. In such a capacity the FDIC also has express authority to repudiate most contracts with such an institution that the FDIC determines to be burdensome or to promote the orderly administration of the institution’s affairs. The FDIC also has authority to enforce contracts made by a depository institution notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions also are prohibited from entering into contracts for goods, products or services that would adversely affect their safety and soundness.

13.  Regulatory Capital Requirements
The Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state-chartered banks that are not members of the Federal Reserve System (“state nonmember banks”). The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

These regulations require bank holding companies and state nonmember banks to maintain a minimum leverage ratio of “Tier I capital” to total assets of 3%. Only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, are permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier I capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules require bank holding companies and state nonmember banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a Tier I or core capital requirement and a Tier II or supplementary capital requirement. Tier I capital consists primarily of common stockholders’ equity, certain perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less most intangible assets, primarily goodwill. Tier II capital elements include, subject to certain limitations, the allowance for loan and lease losses; perpetual preferred stock that does not qualify for Tier I and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

The risk-based capital regulations require banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios, supplementary capital is limited to no more than 100% of core capital, and the aggregate amount of certain types of supplementary capital is limited. These regulations also limit the allowance for loan and lease losses which may be included as capital to 1.25% of total risk-weighted assets.

At December 31, 2005, the Company’s total risk-based capital and leverage capital ratios were 12.19% and 8.35%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

Under the FDIC’s prompt corrective action regulations, a “well-capitalized” bank is one that is not subject to a regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier I risk-based capital ratio of 6% and a leverage ratio of 5%. An “adequately-capitalized” bank is one that does not qualify as “well-capitalized” but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier I risk-based capital ratio of 4% and a leverage ratio of either 4% or 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which its capital levels are below these standards. A bank falling within any of the three “undercapitalized” categories will be subject to increased monitoring by the appropriate federal banking regulator and other restrictions.

EFFECT OF GOVERNMENT MONETARY POLICIES; POSSIBLE FURTHER LEGISLATION
The Company’s earnings are and will be affected by domestic and international economic conditions and the monetary and fiscal policies of the United States and foreign governments and their agencies.

The Federal Reserve’s monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve has a major effect on the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of nonearning reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

EMPLOYEES
As of December 31, 2005, the Company employed a total of 203 employees, including 174 full-time employees. Management considers relations with employees to be satisfactory.

Item 1A.	RISK FACTORS

An investment in the Common Stock of the Company involves risks. In addition to other information contained in this Form10-K, as well as in the documents incorporated by reference into it, the following factors should be considered carefully before deciding to make an investment decision regarding the Company’s Common Stock.

Common Stock
The Common Stock of the Company is subject to fluctuations in value due to, among other things: variations in the Company’s anticipated or actual results of operation or the results of its competitors; changes in investors’ or analysts’ perceptions of the risks and condition of the Company’s business; the size of the public float of the Common Stock; regulatory developments; announcements of acquisitions, new businesses or locations by the Company or its competitors; market conditions and general economic conditions.

Although the Company owns bank subsidiaries, the Company is not itself a bank. The Common Stock is not a bank deposit and is not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other agency.

Absence of Active Trading Market for Common Stock
Historically, the Common Stock has not been actively traded. The reasons for the lack of active trading include the facts that the Common Stock is not widely distributed and the directors and executive officers of the Company and its Bank Subsidiaries own a large percentage of the outstanding shares. Accordingly, no assurances can be given that a holder will be able to sell the Common Stock when desired or that he will not incur a significant markdown in connection with such a sale.

Future Sales of Common Stock
In the future, the Company may issue additional securities to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the Common Stock. In addition, stock option holders may exercise their options at a time when the Company could otherwise be able to obtain additional equity capital on more favorable terms. The sale or availability for sale of a substantial number of shares of Common Stock in the public market could adversely affect the price of the Common Stock and could impair the Company’s ability to raise additional capital through the sale of equity securities.

Intense Competition in the Company’s Market Area
The Company’s Bank Subsidiaries and nonbank subsidiaries operate in Passaic, Bergen and Morris Counties, New Jersey. Intense competition exists in all aspects of the financial services industry in this market area, including competition from a number of major banking and financial institutions and securities brokers which have substantially greater resources, name recognition and market presence than the Company or its subsidiaries. These institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. Differences in resources, regulation, competitive advantages, and business strategy may decrease the Company’s net interest margin, increase operating costs, and make it more difficult to compete profitably.

Changes in Local Economic Conditions
The Company’s commercial and commercial real estate lending operations are concentrated in counties of northern New Jersey and success of these operations depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could impact growth in loans, impair the ability to collect on loans, increase problem loans and charge-offs, and otherwise negatively affect the Company’s performance and financial condition.

Changes in Interest Rates and Related Factors
The Company’s net income depends to a great extent upon the level of its net interest income. Net interest income is the difference between the interest income earned on loans and leases, investments, and other interest-earning assets, and the interest expense paid on interest-bearing deposits and borrowings. Changes in interest rates can increase or decrease net interest income. Net interest income is affected because different types of assets and liabilities may react differently, and at different times, to market interest rate changes based on the repricing terms and maturity characteristics of the assets and liabilities.

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in the world financial markets. The Company attempts to manage interest rate risk by adjusting the rates, repricing, maturity, and balances and mix of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid or sustained increase or decrease in interest rates could have an adverse effect on the Company’s net interest income and results of operation. Results of the Company’s interest rate sensitivity simulation model, used to assist in the management of interest rate risk, depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage its interest rate risk.

Maintenance of an Adequate Allowance for Loan and Lease Losses
The Company maintains an allowance for loan and lease losses in an amount it believes is adequate to provide for probable losses in the loan and lease portfolio. The Company strives to carefully monitor credit quality and to identify loans and leases that may become nonperforming and result in losses. The Company cannot be sure that it will be able to identify deteriorating credits before they become nonperforming, or that it will be able to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary, through provisions of expense charged to the consolidated income statement. Future additions may also be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, banking regulators periodically review the allowance and may require the Company to increase the allowance or to recognize further loan or lease charge-offs based upon their judgments, which may be different from the Company’s. An increase in the allowance for loan and lease losses could have a negative effect on the Company’s results of operation and financial condition.

Regulatory Burden
The banking industry is heavily regulated. Banking regulations are primarily intended to protect depositors, not shareholders. The Company’s Bank Subsidiaries are subject to regulation and supervision of the FDIC and the State of New Jersey Department of Banking and Insurance (“Department”). The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Department. The burden imposed by federal and state regulators puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Changes in the laws, regulations, and regulatory guidelines and practices affecting the banking industry may increase the Company’s cost of doing business and create competitive advantages for others. Regulations affecting banks and financial service companies undergo continuous change. The Company cannot predict the ultimate effect of these changes, which could have an adverse effect on profitability or financial condition.

Ability to Pay Dividends
The Company’s ability to pay dividends to shareholders largely depends on its receipt of dividends from the Bank Subsidiaries. The Company also relies on the dividends from the Bank Subsidiaries to make required payments on its subordinated debentures. The amount of dividends that the Bank Subsidiaries may pay to the Company is limited by laws and regulations. The Company also may decide to limit the payment of dividends even when it has the legal ability to pay them in order to retain earnings for use in its business.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The Company does not directly own or lease any land, buildings or equipment. One of the Company’s nonbank subsidiaries, Realty, owns a property in Bergen County, New Jersey.

GCB owns four properties in Passaic County, New Jersey. GCB leases its main office banking facility and certain other office space at 55 Union Boulevard, Totowa, New Jersey. Such space is owned by a limited liability company of which the Company’s chairman is a member. GCB also leases space for its branches located in Totowa, Little Falls, Clifton, Lincoln Park and Parsippany, New Jersey.

BCB leases its main office space at Two Sears Drive, Paramus, New Jersey, from Realty. BCB also leases space for its branches in Hackensack and Wallington, New Jersey. BCB owns four properties in Bergen County, New Jersey, including one in Englewood, New Jersey and for its branches located in Hasbrouck Heights, Little Ferry and Wood-Ridge, New Jersey.

RCB leases its main office space at 7 Center Avenue, Little Falls, New Jersey and its branch office space in Glen Rock, New Jersey. A former director of RCB owns the leased Glen Rock premises.

In the opinion of management, all such leased properties are adequately insured and leased at fair rentals. Further information about the lease obligations of the Company and its subsidiaries is contained in Note 13 of the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against the Company, which, if determined adversely, would have a material effect on the Company’s business, consolidated financial position or consolidated results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock was held by 1,005 shareholders of record on December 31, 2005. The Company’s Common Stock is traded on the NASDAQ National Market under the symbol GFLS.

The following table indicates the range of high and low market quotations of the Common Stock, as reported by NASDAQ, and the cash dividends declared per share on the Common Stock, in each case for the quarterly periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of stock dividends of 2.5% in both 2005 and 2004.

			Cash
	Market Quotations		Dividends
	High	Low	Declared
Year Ended December 31, 2005
First Quarter	$16.58	$15.22	$0.117
Second Quarter	16.59	15.42	0.130
Third Quarter	16.87	14.31	0.130
Fourth Quarter	15.25	14.04	0.130

Year Ended December 31, 2004
First Quarter	$16.76	$14.97	$0.105
Second Quarter	15.23	13.14	0.117
Third Quarter	14.16	13.42	0.117
Fourth Quarter	16.02	13.55	0.117

  The Company's ability to pay dividends on its Common Stock in the future is subject to numerous regulatory restrictions that are potentially applicable. Management does not expect any such restrictions to apply so long as the Company and the Bank Subsidiaries continue to operate profitably.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a)
Stock Option Plans	(a)	(b)	(c)

Equity compensation plans
approved by security holders	365,694	$9.58	128,991

Equity compensation plans not
approved by security holders	n/a	n/a	n/a

Total	365,694	$9.58	128,991

Item 6.      SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation, appearing elsewhere herein.

(dollars in thousands, except per share data)	Years Ended December 31,
	2005	2004	2003	2002	2001
Summary of Operations:
Interest income	$48,662	$40,250	$37,906	$40,905	$42,775
Interest expense	16,571	12,599	12,244	14,686	20,497
Net interest income	32,091	27,651	25,662	26,219	22,278
Provision for loan and lease losses	1,071	1,169	2,065	996	885
Non-interest income	6,221	6,489	7,948	7,319	6,515
Non-interest expense	23,991	21,251	22,025	21,676	18,664
Income before provision for income taxes	13,250	11,720	9,520	10,866	9,244
Provision for income taxes	4,396	3,934	2,786	3,353	3,164
Net Income	8,854	7,786	6,734	7,513	6,080
Per Common Share Data:
Earnings per share—basic[1]	$1.13	$1.03	$0.90	$0.99	$0.81
Earnings per share—diluted[1]	1.11	1.00	0.85	0.94	0.77
Cash dividend declared[1]	0.51	0.46	0.41	0.35	0.29
Stock dividend	2.50%	2.50%	2.50%	5.00%	5.00%
Dividend payout ratio	45.07%	44.22%	45.24%	35.66%	35.68%
Book value[1]	$8.08	$7.55	$6.86	$6.81	$6.07
Selected Operating Ratios:
Return on average equity	14.43%	14.28%	13.15%	15.29%	14.18%
Return on average assets	1.02%	0.98%	0.91%	1.09%	0.95%
Net interest margin [2]	4.02%	3.82%	3.81%	4.15%	3.82%
Financial Condition Data:
Total assets	$925,798	$825,363	$753,125	$719,867	$660,839
Cash and cash equivalents	65,577	32,322	29,233	37,133	46,997
Investment securities	134,197	132,045	155,239	192,195	151,906
Total loans, net of unearned income	670,391	602,274	515,657	436,044	404,250
Allowance for loan and lease losses	9,478	8,918	8,142	7,298	6,320
Total deposits	736,080	603,951	560,713	544,043	484,623
Total borrowings	113,869	155,514	134,747	115,728	115,347
Shareholders' equity	64,541	58,615	50,570	51,498	46,112
Capital Ratios:
Total risk-based capital	12.19%	11.73%	11.96%	13.77%	13.89%
Tier I risk-based capital	10.31%	9.52%	9.03%	10.58%	10.70%
Leverage ratio	8.35%	7.99%	7.09%	7.38%	7.23%
Equity to assets	6.97%	7.10%	6.71%	7.15%	6.98%

[1] Adjusted for stock dividends
[2] Tax equivalent basis

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The purpose of this analysis section (the “MD&A”) is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operation for each of the past three years and its financial condition at the end of each of the past two years. In order to appreciate this analysis fully, the reader is encouraged to review the consolidated financial statements, notes and statistical data presented in this annual report. Data is presented for the Company and its subsidiaries in the aggregate unless otherwise indicated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-K, both in this MD&A and elsewhere (including documents incorporated by reference herein), contains both historical information and “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as “projected,” “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's Bank Subsidiaries to generate deposits, loans and leases and attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies of the Company conform, in all material respects, with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses in the loan and lease portfolios. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and general amounts based on historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This SFAS modified the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. On January 1, 2002, the Company stopped amortizing goodwill, which approximated $800,000 annually. The Company did not identify any impairment of goodwill during its transitional testing of its outstanding goodwill.

Results of Operation for the Years Ended December 31, 2005 and 2004
In 2005, the Company recorded earnings of $8.9 million or $1.11 per diluted share, an increase of 13.7% from 2004. In 2004, the Company earned $7.8 million or $1.00 per diluted share, an increase of 15.6% from the $6.7 million or $0.85 per diluted share earned during 2003.

Effective 11:59 p.m. December 31, 2005, BCB and RCB were merged with and into GCB. The Company concluded that the merger is in the best interest of depositors, customers, employees and shareholders, and that by merging the Bank Subsidiaries, the Company will be able to maximize efficiencies and improve its results of operation in the coming years. In connection with the merger, the Company recorded a one-time merger and conversion charge of $297,000, the majority of which was related to conversion of the respective banks’ core and ancillary processing systems that will occur in the first half of 2006.

Average Balances and Net Interest Income
Net interest income, the primary source of the Company's results of operations, is the difference between interest, dividends and fees earned on loans and other earning assets, and interest paid on interest-bearing liabilities. Earning assets include loans to businesses and individuals, investment securities, interest-bearing deposits with banks and federal funds sold in the interbank market. Interest-bearing liabilities include interest-bearing demand, savings, time deposits and borrowings. Net interest income is determined by the difference between the yields earned on earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the years ended December 31, 2005, 2004 and 2003. Yields are reflected on a fully taxable equivalent basis.

(dollars in thousands)	For the Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
ASSETS	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate	Average Balance	Interest Earned / Paid	Average Yield / Rate

Earning Assets:
Investment securities (tax equivalent basis)	$135,973	$5,838	4.29%	$145,726	$5,844	4.01%	$186,218	$6,524	3.50%
Due from banks - interest-bearing	8,036	264	3.29%	7,060	205	2.90%	9,849	243	2.47%
Federal funds sold	18,166	584	3.21%	22,753	238	1.05%	16,060	187	1.16%
Loans and leases, net unearned income (1)	641,709	42,238	6.58%	556,111	34,233	6.16%	467,735	31,187	6.60%	%
Total earning assets	803,884	48,924	6.09%	731,650	40,520	5.54%	679,862	38,141	5.61%	%
Less: Allowance for loan and lease losses	(9,327)			(8,604)			(7,644)
All other assets	76,445			70,507			67,755
Total assets	$871,002			$793,553			$739,973

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
Savings and interest-bearing checking	$297,708	$4,230	1.42%	$269,382	$2,059	0.76%	$259,974	$2,080	0.80%
Time deposits	203,718	5,714	2.80%	177,795	3,883	2.18%	153,835	3,596	2.34%
Federal funds and other borrowings (2)	95,873	4,599	4.80%	98,841	4,629	4.68%	96,923	4,537	4.68%
Subordinated debentures	24,743	2,028	8.20%	24,000	2,028	8.45%	24,000	2,031	8.45%
Total interest-bearing liabilities	622,042	16,571	2.66%	570,018	12,599	2.21%	534,732	12,244	2.29%
Non interest-bearing deposits	177,526			161,400			146,995
Other liabilities	10,063			7,614			7,023
Shareholders' equity	61,371			54,521			51,223
Total liabilities and shareholders' equity	$871,002			$793,553			$739,973

Net interest income and rate spread (tax equivalent basis)		32,353	3.42%		27,921	3.33%		25,897	3.32%
Less: Tax equivalent basis adjustment		(262)			(270)			(235)
Net interest income		$32,091			$27,651			$25,662
Net interest margin (3)			4.02%			3.82%			3.81%

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

Net interest income was $32.1 million in 2005, a $4.4 million or 16.1% increase compared to 2004. Interest and fee income on loans increased by $8.0 million from 2004 as a result of a 15.4% increase in average total loans. Primarily due to interest rate increases during 2005, the average yield on loans increased 42 basis points to 6.58%, compared to 6.16% in 2004. Loans represented 79.8% and 76.0% of average earning assets for 2005 and 2004, respectively, reflecting a change in mix due to $85.6 million in average loan growth. Interest earned on investment securities for 2005 was $5.6 million which approximated the same amount in 2004. The average tax equivalent yield on investment securities increased by 28 basis points in 2005 over 2004, to 4.29%, and average volume declined $9.8 million during 2005. Investments represented 16.9% of average earning assets in 2005, declining from 19.9% the prior year, as some of the portfolio was used to support loan growth. Interest income on federal funds sold and deposits with banks during 2005 reflected an increase of $405,000 compared to 2004, primarily as a result of interest rate increases during 2005.

In 2004, net interest income was $27.7 million, a $2.0 million or 7.8% increase compared with 2003. Interest and fee income on loans during 2004 increased $3.0 million supporting an 18.9% increase in average total loans during the period. The average yield on loans decreased to 6.16% in 2004 compared to 6.60% in 2003 primarily as a result of loans repricing at lower prevailing rates. Loans represented 76.0% and 68.8% of average earning assets for 2004 and 2003, respectively. Interest earned on investment securities during 2004 decreased by $715,000, or 11.4% compared to 2003. Average investment securities decreased $40.5 million in 2004 over 2003 to fund loan growth, and interest income from securities decreased accordingly. The average tax equivalent yield on securities was 4.01% for 2004 compared to 3.50% for the prior year. Investments represented 19.9% of average earning assets in 2004 compared to 27.4% in 2003. Federal funds sold and deposits with banks represented 4.1% and 3.8% of average earning assets at December 31, 2004 and 2003, respectively.

Interest expense for 2005 increased by $4.0 million, or 31.5%, over 2004. Interest expense on deposits reflected the entire year-to-year increase and supported $54.2 million growth in average interest-bearing deposits during a period of rising interest rates. During 2005 the average interest rate paid on total interest-bearing liabilities increased 45 basis points compared to 2004.

Interest expense for the year ended December 31, 2004 increased $355,000 from 2003, primarily in deposit interest. The average interest rate paid on total interest-bearing liabilities decreased by 8 basis points compared to 2003 as interest rates declined in 2004.

Average interest-bearing deposits comprised 80.6% in 2005, 78.4% in 2004, and 77.4% in 2003 of the Company’s total noncapital funding sources, with the balance consisting of short- and long-term borrowings.

The Company’s tax equivalent net interest margin, the rate which measures tax equivalent net interest income as a percentage of average earning assets, was 4.02%, 3.82% and 3.81% for the years ended December 31, 2005, 2004 and 2003, respectively.

Analysis of Changes in Net Interest Income
The following table presents the changes in interest income and interest expense as they relate to changes in volume and rate for the years ended December 31, 2005 and 2004, each as compared to its respective prior year. For purposes of this table, changes that are not due solely to changes in volume or rate are allocated between such categories in proportion to the relationship of the absolute dollar amount of the change in each.

(in thousands)	2005 Compared to 2004			2004 Compared to 2003
	Due to Change in		Net	Due to Change in		Net
	Volume	Rate	Change	Volume	Rate	Change
Increase (decrease) in interest income:
Investment securities [1]	$113	$(119)	$(6)	$(1,624)	$944	$(680)
Loans and leases	5,521	2,484	8,005	5,440	(2,394)	3,046
Other earning assets	(7)	412	405	(11)	24	13
Total interest income	$5,627	$2,777	8,404	$3,805	$(1,426)	2,379
Increase (decrease) in interest expense:
Savings and interest-bearing checking	$237	$1,934	$2,171	$72	$(93)	$(21)
Time deposits	621	1,210	1,831	523	(236)	287
Borrowings [2]	(157)	127	(30)	104	(15)	89
Total interest expense	$701	$3,271	3,972	$699	$(344)	355

Increase in net interest income			$4,432			$2,024

[1] Tax equivalent basis.
[2] Includes federal funds purchased, securities sold under agreements to purchase, FHLB advances and subordinated debentures.

Provision for Loan and Lease Losses
The Company recorded a provision for loan and lease losses of $1.1 million in 2005 compared with $1.2 million in 2004. The decrease of $98,000 was a result of management’s regular evaluation of the adequacy of the allowance for loan and lease losses. A provision of $1.2 million was recorded in 2004 compared to $2.1 million in 2003. The year-to-year decrease was primarily due to a provision level required in 2003 to adequately reserve for nonperforming leases in the lease receivables portfolio.

Management of each Bank Subsidiary regularly performs an analysis to identify the inherent risk of loss in its loan portfolio, and management of GCB regularly conducts a similar review to identify risks in the lease portfolio of HCC. These analyses include evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the portfolio (including loans and leases being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

The Bank Subsidiaries and HCC monitor their allowances for loan and leases losses and may make future adjustments to the allowances through the provision for loan and lease losses as economic conditions dictate. Although the respective subsidiaries maintain their loan and lease loss allowances at levels they consider adequate to provide for the inherent risk of loss in their loan and lease portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Bank Subsidiaries’ determinations as to the amount of their allowances for possible loan and lease losses are subject to review by the FDIC and the Department as part of their respective examination processes. Such reviews may result in the establishment of an additional allowance based upon those regulators’ judgments after a review of the information available at the times of their examinations.

Non-interest Income
Non-interest income for the year 2005 was $6.2 million compared with $6.5 million for 2004, reflecting a decrease of $268,000, or 4.1% from 2004. The decrease was primarily due to a $511,000, or 45.6%, decline in gains on sales of investment securities coupled with a $155,000, or 37.4%, increase in loan fee income stemming largely from lease terminations in the period. In addition, service charges on deposit accounts, bank-owned life insurance income and other commissions and fees increased nominally. Non-interest income represented 16.2% of total income (net interest income plus non-interest income) in 2005.

Non-interest income was $6.5 million in 2004, representing 19.0% of total income, compared with $7.9 million and 23.6%, respectively, in 2003. The decrease of $1.5 million, or 18.4%, from 2003 was primarily due to a decrease of $1.1 million in gains on sales of investment securities and decreases in bank-owned life insurance income, attributed to lower interest rates, and in all other income which was primarily attributable to a non-recurring gain on sale of assets reported in 2003.

Non-interest Expense
Non-interest expense increased $2.7 million, or 12.9%, to $24.0 million in 2005 compared with 2004. Of the increase, salaries and employee benefits accounted for $1.3 million or 11.2%. Compensation costs increased from certain salary adjustments in response to competitive market conditions, staffing additions in key positions and annual salary increases. An increase in occupancy and equipment expense accounted for $211,000 and regulatory and professional fees increased by $170,000. A one-time merger and conversion charge of $297,000 was recognized pursuant to the mergers of BCB and RCB with and into GCB effective at year-end 2005, the majority of which was related to conversion of the respective banks’ core and ancillary processing systems. A valuation loss of $300,000 was recognized on other real estate owned, and a loss of $161,000 was realized on prepayment of certain FHLB advances to in order to reposition the balance sheet and improve upon the related interest cost.

Non-interest expense decreased $774,000 or 3.5% to $21.3 million in 2004 compared with 2003. Of the total decrease, salaries and employee benefits accounted for $658,000 or 5.3%. After adjusting 2003 for a one-time severance payment to a former executive, salaries and benefits decreased 2.5%. The net decrease in salaries and benefits resulted from significant deferred loan origination costs represented by capitalized compensation costs due to substantial loan originations in 2004, offset by normal salaries increases during the year. Increases in occupancy and equipment expense accounted for $200,000 as a result of increases in building and equipment maintenance costs and property taxes. Regulatory and professional fees increased by $136,000 primarily as a result of the Company’s requirements to comply with new regulatory guidelines, and other operating expenses decreased $513,000.

Income Taxes
The Company recorded income tax provisions of $4.4 million, $3.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s effective tax rates were 33.2%%, 33.6% and 29.3% for the respective years. The increase in the effective tax rate from 2003 to 2004 was the result of a shift in pre-tax income to subsidiaries which are subject to higher state income taxes as well as a change in certain tax estimates previously recorded.

Financial Condition
The Company’s performance for 2005 was highlighted by continued loan growth, particularly in the commercial mortgage and lease receivables portfolios. At December 31, 2005, the Company’s total assets were $925.8 million, an increase of $100.4 million or 12.2% over December 31, 2004. Loans and leases totaled $670.4 million and increased $59.2 million, or 9.7%, reflecting increased demand, while investment securities and federal funds sold increased by $2.1 million and $32.6 million, respectively. Interest-bearing due from banks increased $3.8 million. The increase in loans was funded primarily by growth in deposits.

A key element of the Company’s consistent performance is its strong capital base. The Company’s risk-based capital ratios at December 31, 2005, were 10.31% and 12.19% for Tier 1 capital and total risk-based capital, respectively, substantially exceeding the minimum requirements under regulatory guidelines.

At December 31, 2004, the Company’s total assets were $825.4 million, an increase of $72.2 million or 9.6% over December 31, 2003. Loans and leases increased by $87.4 million, or 16.7%, while investment securities and federal funds sold decreased by $23.2 million and $630,000, respectively. Interest-bearing due from banks increased $267,000. The increase in loans and leases was funded by proceeds from maturities of investment securities and increases in total deposits and short-term borrowings.

Investment Securities
At December 31, 2005, the investment securities portfolio totaled $134.2 million, an increase of $2.2 million or 1.6% from December 31, 2004. Investment securities at December 31, 2004 decreased by $23.2 million or 14.9% compared to December 31, 2003. The decrease in 2004 was primarily related to sales, maturities and principal paydowns and the subsequent use of proceeds to meet loan demand.

The following table presents the composition of the investment securities portfolio along with the amortized cost and fair values of those components at December 31, 2005, 2004 and 2003.

(in thousands)	December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and U.S. Government agencies securities	$17,607	$17,446	$23,698	$23,567	$27,572	$27,749
State and political subdivisions	12,170	12,088	12,744	12,754	13,272	13,241
Other debt and equity securities	34,567	33,456	20,779	24,546	23,953	28,356
Mortgage-backed securities	18,716	20,987	51,352	50,973	83,528	83,167
Total available-for-sale	83,060	83,977	108,573	111,840	148,325	152,513

Held-to-maturity:
U.S. Treasury and U.S. Government agencies securities	48,226	47,690	17,395	17,293	1,000	985
State and political subdivisions	1,975	1,975	2,786	2,786	1,689	1,689
Mortgage-backed securities	19	20	24	25	37	38
Total held-to-maturity	50,220	49,685	20,205	20,104	2,726	2,712
Total investment securities	$133,280	$133,662	$128,778	$131,944	$151,051	$155,225

During 2005, the Company realized net gains of $610,000 from the sale of $3.6 million in investment securities. In 2004, the Company realized net gains of $1.1 million from the sale of $2.5 million in investment securities. Included in shareholders’ equity at December 31, 2005 is accumulated other comprehensive income in the amount of $424,000, a decrease of $1.4 million or 76.7% from the end of 2004. The Company had no investment securities held for trading purposes at December 31, 2005 or 2004.

The following table reflects the average yields, amortized costs and fair values of the Company’s investment securities by maturity category:

(dollars in thousands)	December 31, 2005
	Average Yield	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	2.91%	$15,679	$15,557
Due after one year through five years	3.49%	3,746	3,643
Due after five years through ten years	4.22%	4,342	4,226
Due after ten years	4.69%	6,010	6,108
Mortgage-backed securities	5.04%	34,567	33,456
Other debt and equity securities	n/a	18,716	20,987
Total available-for-sale		83,060	83,977

Held-to-maturity:
Due in one year or less	3.38%	25,797	25,612
Due after five years through ten years	3.79%	24,404	24,053
Mortgage-backed securities	6.03%	19	20
Total held-to-maturity		50,220	49,685
Total investment securities		$133,280	$133,662

Loans and Leases
Loan growth during 2005 occurred primarily in loans secured by nonresidential properties and lease financing receivables. The growth reflected the Company's aggressive business development and referral programs. The loan and lease portfolio at December 31, 2005 totaled $670.4 million, an increase of $59.2 million over the December 31, 2004 reported amount. Average loans and leases for 2005 increased $85.6 million, while the average yield increased 42 basis points from 2004 as a result of increased market interest rates.

Loans and leases outstanding of $611.2 million at December 31, 2004 increased $87.4 million from year-end 2003 primarily due to increased loan demand in the Company's primary market areas.

The following table summarizes the components of the loan and lease portfolio at the dates indicated. Certain loans were reclassified in 2005 to reflect appropriate categorization of security held as collateral.

(in thousands)	December 31,
	2005	2004	2003	2002	2001

Loans secured by one-to-four family residential properties	$153,824	$147,557	$148,121	$142,677	$146,450
Loans secured by multifamily residential properties	35,563	10,349	11,619	12,861	13,039
Loans secured by nonresidential properties	323,031	311,568	260,318	203,501	181,959
Loans to individuals	3,722	5,872	5,686	8,843	8,491
Commercial loans	37,872	52,973	37,532	33,859	38,467
Construction loans	63,647	44,687	37,640	24,339	14,054
Lease financing receivables, net	53,302	37,826	23,181	17,058	7,306
Other loans	510	754	449	957	1,643
Total loans and leases	671,471	611,586	524,546	444,095	411,409
Less: Unearned income	(1,080)	(394)	(747)	(753)	(839)
Loans and leases, net of unearned income	$670,391	$611,192	$523,799	$443,342	$410,570

Most of the Company’s lending activity is focused in northern New Jersey, with the exception of the out-of-state lease receivables portfolio. At December 31, 2005, there was no concentration of loans and leases exceeding 10% of the total loan and lease portfolio other than loans that are secured by real estate. Borrower concentrations are considered to exist when there are amounts loaned or leased to borrowers engaged in similar activities which could similarly impact them should there be a change in economic condition. Efforts are made to maintain a diversified portfolio as to type of borrower to guard against a significant downturn of the economy. The Company does not engage in foreign loans and leases.

The following table reflects the contractual maturity and interest rate sensitivity of certain components of the loan portfolio at December 31, 2005. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

(in thousands)	December 31, 2005
	Within	1 - 5	Over
	1 Year	Years	5 Years	Total
Loans with predetermined interest rates:
Loans secured by nonresidential properties	$5,088	$31,013	$95,984	$132,085
Commercial loans	5,306	9,771	1,133	16,210
Lease financing receivables	18,901	33,665	736	53,302
Construction loans	10,409	-	231	10,640
Total loans with predetermined interest rates	39,704	74,449	98,084	212,237

Loans with floating interest rates:
Loans secured by nonresidential properties	15,591	10,980	164,375	190,946
Commercial loans	12,352	4,889	4,421	21,662
Construction loans	34,916	13,647	4,444	53,007
Total loans with floating interest rates	62,859	29,516	173,240	265,615
Total loans and leases	$102,563	$103,965	$271,324	$477,852

Asset Quality
Various degrees of risk are associated with substantially all investing activities. Management of the Bank Subsidiaries and HCC are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these policies and procedures. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions that reduce credit demand among qualified borrowers, are also important determinants of the risk inherent in lending.

Management’s monitoring of the loan and lease portfolio’s asset quality is assisted by the classification of nonperforming assets which include past due, nonaccruing and renegotiated loans and other real estate.

Past Due, Nonaccruing and Renegotiated Loans and Leases
Management reviews monthly all loans and leases that are past due as to principal or interest. The accrual of interest income on loans and leases is discontinued when it is determined that such loans or leases are either doubtful of collection or are involved in a protracted collection process. Uncollected interest is reversed on loans or leases placed on nonaccrual status.

The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated:

(dollars in thousands)	December 31,
	2005	2004	2003	2002	2001

Nonaccruing loans and leases	$1,359	$2,511	$2,010	$2,767	$1,373
Renegotiated loans	154	205	252	295	545
Total nonperforming loans and leases	1,513	2,716	2,262	3,062	1,918
Loans past due 90 days and accruing	-	-	313	587	34
Other real estate owned, net	549	849	824	-	175

Total nonperforming assets	$2,062	$3,565	$3,399	$3,649	$2,127

Nonperforming assets to total assets	0.22%	0.43%	0.45%	0.51%	0.32%
Nonperforming loans and leases to total loans	0.23%	0.44%	0.43%	0.69%	0.47%
Nonperforming assets to total loans and other real estate owned	0.31%	0.58%	0.65%	0.82%	0.52%

Nonperforming loans and leases decreased $1.2 million at December 31, 2005 compared to December 31, 2004, primarily in nonaccruing loans. Other real estate owned decreased $300,000 at year-end 2005 compared to the prior year-end due to a valuation loss recognized in 2005. Overall, nonperforming assets to total assets improved from 0.43% at December 31, 2004 to 0.22% at 2005 year-end. Nonperforming loans and leases increased by $454,000 at December 31, 2004 compared to December 31, 2003. The increase was primarily due to the reclassification of certain loans from current status to nonaccruing. If the nonaccruing loans in 2005, 2004 and 2003 had continued to pay interest, interest income during those years would have increased by $74,000, $156,000 and $104,000, respectively.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses was $9.5 million at December 31, 2005 compared to $8.9 million at the prior year-end and $8.1 million at December 31, 2003. The allowance for loan and lease losses is increased periodically through charges to earnings in the form of a provision for loan and lease losses. Loans and leases that are deemed uncollectible are charged against the allowance and any recoveries of such assets are credited to it. Management believes that adequate reserves have been provided for losses inherent in the portfolio as of the reporting date.

The Company maintains an allowance for loan and lease losses at an amount that management considers adequate to provide for potential credit losses based upon periodic evaluation of the risk characteristics of the loan portfolio. Management reviews the adequacy of the allowance on a monthly basis. In doing so, management takes into consideration factors such as actual versus estimated losses, regional and national economic conditions, portfolio concentration and the impact of government regulations. The Company makes specific reserve allocations for impaired loans, and an allocation to general reserves based on historical trends and qualitative factors. The Company consistently applies the following comprehensive methodology.

The first category of reserves consists of a specific allocation of the allowance for impaired loans. This allocation is established for specific commercial and industrial loans, commercial real estate and construction loans which have been identified by management as being impaired. These loans are assigned based on nonperformance according to their payment terms and there is reason to believe that repayment of principal in whole or part is unlikely. The specific allocation of the allowance is the total amount of potential unconfirmed losses for these impaired loans. To assist in determining the fair value of loan collateral for impaired and other loans, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the general allocation portion of the allowance. This is determined by taking the loan and lease portfolios outstanding and creating individual loan pools for commercial loans, real estate loans, construction loans, lease receivables and various types of loans to individuals that have similar characteristics and applying historical loss experiences to each pool. This estimate represents the potential unconfirmed losses within each pool. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan and lease portfolio performance, credit policy or management changes and other qualitative factors which may indicate future losses to deviate from historical levels.

Management must make estimates using assumptions and information which is often subjective and changing rapidly. Management believes the allowance for loan and lease losses was at an acceptable level at December 31, 2005.

The following table reflects transactions affecting the allowance for loan and lease losses for the periods indicated.

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$8,918	$8,142	$7,298	$6,320	$5,657
Charge-offs:
Commercial	(29)	(43)	(14)	(160)	(224)
Lease financing receivables	(394)	(1,142)	(1,331)	(52)	(39)
Real estate - mortgages	-	-	-	(47)	(7)
Installment loans to individuals	(1)	(8)	(16)	(3)	(8)
Credit cards and related plans	(6)	(8)	(1)	(36)	(42)
	(430)	(1,201)	(1,362)	(298)	(320)
Recoveries:
Commercial	64	120	42	66	73
Lease financing receivables	23	654	24	7	-
Real estate - mortgages	-	-	58	165	3
Installment loans to individuals	5	21	4	26	12
Credit cards and related plans	-	13	13	16	10
	92	808	141	280	98
Net charge-offs	(338)	(393)	(1,221)	(18)	(222)
Provision charged to operations	1,071	1,169	2,065	996	885
Reclassification	(173)	-	-	-	-
Balance at end of year	$9,478	$8,918	$8,142	$7,298	$6,320

Net charge-offs for the period to period average loans and leases	(0.05% )	(0.07% )	(0.26% )	0.00%	(0.07% )

A reclassification was recorded in 2005 which had the effect of reducing the allowance for loan and lease losses by $173,000. The reclassification was for a previously established reserve for lease residual losses recorded in a subaccount of the allowance for loan and lease losses.

Allocation of the Allowance for Loan and Lease Losses
The following table sets forth the allocation of the amount of allowance for loan and lease losses by loan category, the percentage of the total allowance allocated by category, and the percentage of each loan category to total loans and leases, at each of the dates indicated.

(dollars in thousands)	Years Ended December 31,
	2005			2004			2003			2002			2001
Balance at end of period allocable to:	Amount	% of Total	% of Loans to Total Loans	Amount	% of Total	% of Loans to Total Loans	Amount	% of Total	% of Loans to Total Loans	Amount	% of Total	% of Loans to Total Loans	Amount	% of Total	% of Loans to Total Loans

Commercial and non-residential properties	$5,455	58%	54%	$4,335	49%	60%	$3,712	45%	57%	$3,576	49%	55%	$3,388	53%	54%
Lease financing receivables	1,369	14	8	1,677	19	6	1,755	22	4	1,416	19	4	132	2	2
Construction	1,238	13	9	814	9	7	403	5	7	278	4	5	164	3	3
Loans secured by 1-4 and multi-family properties	802	9	28	891	10	26	893	11	31	1,521	21	35	1,918	30	39
Loans to individuals	46	-	1	102	1	1	174	2	1	47	1	1	292	5	2
Other categories	568	6	-	1,099	12	-	1,205	15	-	460	6	-	426	7	-
Total allowance for loan and lease losses	$9,478	100%	100%	$8,918	100%	100%	$8,142	100%	100%	$7,298	100%	100%	$6,320	100%	100%

Deposits
A large portion of the Company's liquidity is provided from its deposit sources. At December 31, 2005, total deposits were $736.1 million, increasing $132.1 million or 21.9% over 2004. Interest-bearing checking deposits and total time deposits accounted for $89.4 million and $41.2 million of the increase, respectively. The growth was primarily a result of successful periodic marketing promotions that generally coincided with anticipated loan fundings and other liquidity considerations. As of December 31, 2004 total deposits were $604.0 million, an increase of $43.2 million or 7.7% over 2003. Of the total increase, non interest-bearing demand deposits, interest-bearing checking deposits and time deposits less than $100,000 accounted for $13.4 million, $11.6 million and $25.9 million, respectively, while savings deposits decreased by $8.3 million. The decrease in time deposits during 2004 primarily resulted from maturity runoff.

The following table summarizes the average rates and the components of average deposits for the years indicated.

(dollars in thousands)	Years Ended December 31,
	2005	Average Rate	2004	Average Rate	2003	Average Rate

Non interest-bearing	$177,526	-	$161,400	-	$146,995	-
Savings and interest-bearing checking	297,708	1.42%	269,382	0.76%	259,974	0.80%
Time deposits	203,718	2.80%	177,795	2.18%	153,835	2.34%
Total average deposits	$678,952	1.46%	$608,577	0.97%	$560,804	1.01%

The following is a summary of time certificates of deposit $100,000 and over categorized by time remaining to maturity.

(in thousands)	December 31, 2005

Three months or less	$25,807
Over three months through six months	9,431
Over six months through twelve months	23,936
Over twelve months	3,422
Total time deposits over $100	$62,596

Short-Term Borrowings
Short-term borrowings generally have maturities of less than one year. As of December 31, 2005, securities sold under agreements to repurchase were $9.1 million, and there were no federal funds purchased outstanding due to increased deposits at year-end. Details for total short-term borrowings for the last three years are presented below:

(dollars in thousands)	December 31,
	2005	2004	2003
Securities sold under repurchase agreements and federal funds purchased:
Balance at year end	$9,126	$45,771	$25,747
Average during the year	12,258	14,620	11,198
Maximum month-end balance	22,162	45,771	25,747
Weighted average rate during the year	2.47%	1.62%	1.07%
Rate at year end	2.35%	1.88%	0.71%

Federal Home Loan Bank Advances
The Company uses Federal Home Loan Bank (“FHLB”) advances as an added source of funding and periodically executes transactions to meet its funding needs. FHLB advances are borrowings which have varying terms and interest rates. At December 31, 2005, FHLB advances totaled $80.0 million, compared with $85.0 million at year-end 2004. FHLB advances of $5.0 million matured in 2005 and were not replaced due to other available liquidity.

Subordinated Debentures
During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (the “Trust”), a Delaware business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company. The 2002 Debentures are the Trust's sole asset. The Trust issued 2,400,000 shares of trust preferred securities, $10 face value. The Company’s obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007 or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the 2002 Debentures in 2032. The ability of the Company to pay interest on the 2002 Debentures is dependent to a great extent by the ability of the Company’s Bank Subsidiaries to pay dividends to the Company. The ability of the Bank Subsidiaries to pay dividends to the Company is subject to legal and regulatory limitations.

Interest Rate Sensitivity
Banks are concerned with the extent to which they are able to match maturities and repricing of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the institution’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. The Bank Subsidiaries monitor their gaps on a monthly basis, primarily their six-month and one-year maturities, and work to maintain their gaps within a range of +10% to -25%. The Company had a negative one-year cumulative gap position within this range with respect to its exposure to interest rate risk at December 31, 2005.

The Investment Committees of the Bank Subsidiaries’ respective Boards of Directors meet quarterly and the Bank Subsidiaries’ Asset/Liability Management Committees meet quarterly or more frequently to review interest rate risk and balance sheet strategy in an attempt to mitigate interest rate risk. The Company uses simulation models to measure, among other things, the impact of potential changes in interest rates on net interest income, and the economic value and the modified duration of equity. As described below, sudden changes in interest rates should not have a material impact on the Bank Subsidiaries’ results of operations. Should the Bank Subsidiaries experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolios to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable or fixed-rate loan products as appropriate. They can also price deposit products to attract deposits with maturity characteristics that can lower their exposures to interest rate risk.

The following table summarizes as of December 31, 2005 the maturities and repricing of interest-earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

(dollars in thousands)		Due within Three Months		Four to Twelve Months		One to Two Years		Three to Five Years	Over Five Years	Total	Fair Value
Rate-sensitive assets:
Investment securities and interest- bearing due from banks	$	$18,902		$43,332		$30,284		$22,361	$30,918	$145,797	$145,225
	Rate	3.78%		3.44%	%	3.92%		4.46%	4.98%	4.07%
Federal funds sold		$42,000		-		-		-	-	42,000	42,000
	Rate	3.88%		-		-		-	-	3.88%
Loans and leases, net of unearned income		$176,064		79,072		81,376		245,804	88,075	670,391	670,310
	Rate	7.41%		6.78%		6.83%		6.34%	5.85%	6.67%
Total rate-sensitive assets		$236,966		$122,404		$111,660		$268,165	$118,993	$858,188	$857,535

Rate-sensitive liabilities:
Interest-bearing checking deposits	$	$152,104		$4,169		$25,156		$59,444	$18,851	$259,724	$259,724
	Rate	2.72%		2.76%		1.32%		1.45%	1.24%	2.19%
Savings deposits		$26,384		184		12,335		29,353	17,019	85,275	85,275
	Rate	1.07%		1.80%		1.16%		1.13%	1.11%	1.11%
Time deposits		$72,784		99,163		27,689		13,536	2	213,174	211,223
	Rate	3.01%		3.42%		3.38%		3.73%	5.30%	3.29%
Total borrowings[1]		$21,715		12,411		45,000		10,000	24,743	113,869	116,153
	Rate	3.74%		3.44%		5.18%		5.80%	8.45%	5.48%
Total rate-sensitive liabilities		$272,987		$115,927		$110,180		$112,333	$60,615	$672,042	$672,375

Interest rate sensitivity gap		$(36,021)		$6,477		$1,480		$155,832	$58,378	$186,146
Interest rate sensitivity gap as a percentage of total rate-sensitive assets		(4.20%	)	0.75%		0.17%		18.16%	6.80%
Cumulative interest rate sensitivity gap		$(36,021)		$(29,544)		$(28,064)		$127,768	$186,146
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets		(4.20%	)	(3.44%	)	(3.27%	)	14.89%	21.69%

1 Includes FHLB advances, federal funds purchased, securities sold under agreements to repurchase and subordinated debentures.

Liquidity
The Company actively manages its liquidity under the direction of the Asset/Liability Management Committees of the Bank Subsidiaries. Sources of liquidity at December 31, 2005 totaled $161.2 million or 17.4% of total assets, consisting of available-for-sale investment securities of $84.0 million and $77.2 million in cash and cash equivalents and interest-bearing due from banks. By comparison, liquidity at December 31, 2004 totaled $152.0 million or 18.4% of total assets, consisting of available-for-sale investment securities of $111.8 million and $40.1 million in cash and cash equivalents and interest-bearing due from banks.

The following table sets forth the Company’s contractual obligations and other commitments requiring potential cash outflows as of December 31, 2005:

(in thousands)	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
Remaining contractual maturities of time deposits	$171,947	$27,689	$13,536	$2	$213,174
Total borrowings	34,126	45,000	10,000	24,743	113,869
Minimum annual rental payments	741	747	1,720	467	3,675
Loan commitments	126,807	-	74,750	-	201,557
Standby letters of credit	3,065	-	-	-	3,065
Total	$336,686	$73,436	$100,006	$25,212	$535,340

Capital Resources
The Company’s primary regulator, the Federal Reserve Board (the “Federal Reserve”), which regulates bank holding companies, has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I capital, which includes tangible shareholders’ equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan and lease losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2005, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy purposes were 4% and 8%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires that a bank holding company which meets that regulator’s highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. The Federal Reserve evaluates minimum leverage ratios for each entity through the ongoing regulatory examination process. The Bank Subsidiaries’ primary regulator, the FDIC, has also issued regulations establishing similar risk-based and leverage capital ratios that apply separately to each bank.

Management regularly reviews the Company’s and Banks Subsidiaries’ capital resources relative to capital adequacy, expansion strategy and capital alternatives.

The following table presents the risk-based and leverage capital ratios for the Company and each Bank Subsidiary as of December 31, 2005 and 2004.

(dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk-weighted assets
Greater Community Bancorp	$87,127	12.19%	$57,179	8.00%	n/a	n/a
Greater Community Bank	46,604	10.53	35,406	8.00	$44,258	10.00%
Bergen Commercial Bank	28,365	11.79	19,247	8.00	24,058	10.00
Rock Community Bank	5,733	19.19	2,390	8.00	2,987	10.00

Tier 1 capital to risk-weighted assets
Greater Community Bancorp	73,668	10.31	28,581	4.00	n/a	n/a
Greater Community Bank	41,088	9.28	17,710	4.00	26,566	6.00
Bergen Commercial Bank	25,358	10.54	9,624	4.00	14,435	6.00
Rock Community Bank	5,357	17.93	1,195	4.00	1,793	6.00

(dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets
Greater Community Bancorp	73,668	8.35%	35,290	4.00%	n/a	n/a
Greater Community Bank	41,088	7.50	21,914	4.00	27,392	5.00%
Bergen Commercial Bank	25,358	8.55	11,863	4.00	14,829	5.00
Rock Community Bank	5,357	9.45	2,268	4.00	2,834	5.00

As of December 21, 2004
Total capital to risk-weighted assets
Greater Community Bancorp	$79,031	11.73	$53,900	8.00	n/a	n/a
Greater Community Bank	41,617	10.08	33,030	8.00	$41,287	10.00
Bergen Commercial Bank	24,883	10.83	18,381	8.00	22,976	10.00
Rock Community Bank	5,859	20.88	2,245	8.00	2,806	10.00

Tier 1 capital to risk-weighted assets
Greater Community Bancorp	64,157	9.52	26,957	4.00	n/a	n/a
Greater Community Bank	36,448	8.82	16,530	4.00	24,795	6.00
Bergen Commercial Bank	22,178	9.66	9,183	4.00	13,775	6.00
Rock Community Bank	5,506	19.62	1,123	4.00	1,684	6.00

Tier 1 capital to average assets
Greater Community Bancorp	64,157	7.99	32,118	4.00	n/a	n/a
Greater Community Bank	36,448	7.28	20,026	4.00	25,033	5.00
Bergen Commercial Bank	22,178	8.45	10,498	4.00	13,123	5.00
Rock Community Bank	5,506	16.01	1,376	4.00	1,720	5.00

New Accounting Pronouncements
In March 2004, the Financial Accounting Standards Board (FASB) released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided guidance for determining when an investment is impaired and whether the impairment is other than temporary. In September 2004, the FASB approved for issuance a FASB Staff Position on EITF Issue 03-1-1. This issue delayed the effective date for the measurement and recognition guidance contained in paragraph 10-20 of Issue 03-1. However, it did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. In November 2005, the FASB issued Staff Position FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which effectively nullified the requirements of Issue 03-1 except for required disclosures. This FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP became effective for the Company with the reporting period ending December 31, 2005.

In 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) became effective for the Company on January 1, 2006. Since the Company, on December 20, 2005, accelerated the vesting of all unvested stock options outstanding so that all such options became fully vested and exercisable on that date, the Company’s adoption of SFAS No. 123(R) will be effective for stock-based compensation that may be granted in 2006 or later.

On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements will become effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

Impact of Inflation and Changing Prices
The Company’s consolidated financial statements and notes thereto presented elsewhere in this Form 10-K have been prepared in accordance with US GAAP. US GAAP requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$23,577	$22,952
FEDERAL FUNDS SOLD	42,000	9,370
Total cash and cash equivalents	65,577	32,322
DUE FROM BANKS - Interest-bearing	11,600	7,806
INVESTMENT SECURITIES - Available-for-sale	83,977	111,840
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair value of $49,685 and $20,104 at December 31, 2005 and 2004, respectively)	50,220	20,205
Total investment securities	134,197	132,045
LOANS AND LEASES, net of unearned income	670,391	611,192
Allowance for loan and lease losses	(9,478)	(8,918)
Net loans and leases	660,913	602,274
PREMISES AND EQUIPMENT, net	10,341	10,023
ACCRUED INTEREST RECEIVABLE	3,894	2,835
OTHER REAL ESTATE OWNED, net	549	849
BANK-OWNED LIFE INSURANCE	15,005	14,503
GOODWILL	11,574	11,574
OTHER ASSETS	12,148	11,132
TOTAL ASSETS	$925,798	$825,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$177,907	$167,850
Interest-bearing checking	259,724	170,343
Savings	85,275	93,844
Time deposits less than $100	150,578	136,144
Time deposits $100 and over	62,596	35,770
Total deposits	736,080	603,951
FHLB ADVANCES	80,000	85,000
FEDERAL FUNDS PURCHASED	-	40,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	9,126	5,771
ACCRUED INTEREST PAYABLE	2,420	1,637
OTHER LIABILITIES	8,888	5,646
SUBORDINATED DEBENTURES	24,743	24,743
Total liabilities	861,257	766,748
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.50 per share, 20,000,000 shares authorized, 7,988,182 and 7,570,278 shares outstanding at December 31, 2005 and 2004, respectively	3,994	3,785
Additional paid-in capital	53,907	48,538
Retained earnings	6,216	4,475
Accumulated other comprehensive income	424	1,817
Total shareholders’ equity	64,541	58,615
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$925,798	$825,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
INTEREST INCOME:
Loans and leases, including fees	$42,238	$34,233	$31,187
Investment securities	5,576	5,574	6,289
Federal funds sold and deposits with banks	848	443	430
Total interest income	48,662	40,250	37,906
INTEREST EXPENSE:
Deposits	9,944	5,942	5,676
Short-term borrowings	4,599	4,629	4,537
Long-term borrowings	2,028	2,028	2,031
Total interest expense	16,571	12,599	12,244
NET INTEREST INCOME	32,091	27,651	25,662
PROVISION FOR LOAN AND LEASE LOSSES	1,071	1,169	2,065
Net interest income after provision for loan and lease losses	31,020	26,482	23,597
NON-INTEREST INCOME:
Service charges on deposit accounts	2,889	2,862	2,789
Other commissions and fees	1,276	1,206	1,075
Loan fee income	569	414	492
Gain on sale of investment securities, net	610	1,121	2,174
Gain on sale of leases	-	51	115
Bank-owned life insurance	502	477	578
All other income	375	358	725
Total non-interest income	6,221	6,489	7,948
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,112	11,788	12,446
Occupancy and equipment	3,778	3,567	3,367
Regulatory, professional and other fees	2,299	2,129	1,993
Computer services	625	577	510
Office expenses	1,122	1,082	1,088
Merger and conversion charges	297	-	-
Loss on debt prepayment	161	-	-
Loss on other real estate owned	300	-	-
Other operating expenses	2,297	2,108	2,621
Total non-interest expense	23,991	21,251	22,025
INCOME BEFORE PROVISION FOR INCOME TAXES	13,250	11,720	9,520
PROVISION FOR INCOME TAXES	4,396	3,934	2,786
NET INCOME	$8,854	$7,786	$6,734
Net income per share — basic	$1.13	$1.03	$0.90
Net income per share — diluted	$1.11	$1.00	$0.85

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Comprehensive Income	Total Shareholders’ Equity
	Shares	Par Value

BALANCE: Jan. 1, 2003	7,021	$3,511	$42,856	$1,721	$3,410	$-		$51,498
Net income - 2003	-	-	-	6,734	-	-	$6,734	6,734
2.5% stock dividend	177	88	2,591	(2,679)	-	-		-
Exercise of stock options	86	43	714	-	-	-		757
Cash dividends, $0.43 per share	-	-	-	(3,041)	-	-		(3,041)
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(865)	-	(865)	(865)
Total comprehensive income	-	-	-	-	-	-	$5,869	-
Purchase of treasury stock	-	-	-	-	-	(4,513)		(4,513)
Retirement of treasury stock	(280)	(140)	(4,373)	-	-	4,513		-

BALANCE: Dec. 31, 2003	7,004	$3,502	$41,788	$2,735	$2,545	$-		$50,570
Net income - 2004	-	-	-	7,786	-	-	$7,786	7,786
2.5% stock dividend	180	90	2,484	(2,574)	-	-		-
Exercise of stock options	342	171	3,659	-	-	-		3,830
Issuance of common stock	44	22	607	-	-	-		629
Cash dividends, $0.47 per share	-	-	-	(3,472)	-	-		(3,472)
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(728)	-	(728)	(728)
Total comprehensive income	-	-	-	-	-	-	$7,058

BALANCE: Dec. 31, 2004	7,570	$3,785	$48,538	$4,475	$1,817	$-		$58,615
Net income - 2005	-	-	-	8,854	-	-	$8,854	8,854
2.5% stock dividend	192	96	3,009	(3,105)	-	-		-
Exercise of stock options	170	85	1,485	-	-	-		1,570
Acceleration of stock
option vesting	-	-	11	-	-	-		11
Issuance of common stock	56	28	864	-	-	-		892
Cash dividends, $0.51 per share	-	-	-	(4,008)	-	-		(4,008)
Other comprehensive (loss), net of reclassification adjustment and taxes	-	-	-	-	(1,393)	-	(1,393)	(1,393)
Total comprehensive income	-	-	-	-	-	-	$7,461

BALANCE: Dec. 31, 2005	7,988	$3,994	$53,907	$6,216	$424	$-		$64,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,854	$7,786	$6,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,204	1,243	1,280
Amortization of premium on securities, net	138	624	2,867
Provision for loan and lease losses	1,071	1,169	2,065
(Gain) on sale of assets	-	(51)	(270)
(Gain) on sale of securities, net	(610)	(1,121)	(2,174)
Loss on debt prepayment	161	-	-
Deferred income tax provision (benefit)	(122)	316	(790)
(Increase) decrease in accrued interest receivable	(1,059)	(200)	496
(Increase) in bank-owned life insurance and other assets	(563)	(2,013)	(379)
Increase (decrease) in accrued interest and other liabilities	4,025	188	(1,503)
Net cash provided by operating activities	13,099	7,941	8,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
Purchases	(2,491)	(45,166)	(108,498)
Sales	3,658	2,493	11,307
Maturities and principal paydowns	24,095	82,838	128,166
Held-to-maturity investment securities
Purchases	(33,867)	(21,216)	-
Maturities and principal paydowns	3,939	3,749	2,595
Net (increase) decrease in interest-bearing deposits with banks	(3,794)	(267)	1,900
Net (increase) in loans	(58,639)	(87,786)	(79,613)
Capital expenditures	(1,522)	(3,721)	(1,316)
Proceeds from sale of assets	-	-	341
(Increase) in other real estate owned	-	(25)	-
Net cash (used in) investing activities	(68,621)	(69,101)	(45,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	132,129	43,238	16,670
Increase (decrease) in federal funds purchased	(40,000)	24,300	-
Increase (decrease) in securities sold under agreement to repurchase	3,355	(4,276)	14,019
Proceeds from (prepayment of) FHLB advances	(5,161)	-	5,000
Dividends paid	(4,008)	(3,472)	(3,041)
Proceeds from exercise of stock options	1,570	3,830	757
Proceeds from issuance of common stock	892	629	-
Purchase of treasury stock	-	-	(4,513)
Net cash provided by financing activities	88,777	64,249	28,892
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$33,255	$3,089	$(7,900)
CASH AND CASH EQUIVALENTS, beginning of year	32,322	29,233	37,133
CASH AND CASH EQUIVALENTS, end of year	$65,577	$32,322	$29,233

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$15,783	$12,442	$12,623
Cash paid during the year for federal and state income taxes	3,762	3,697	3,594

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Greater Community Bancorp (“the Company”), through its subsidiary banks Greater Community Bank (“GCB”), Bergen Commercial Bank (“BCB”) and Rock Community Bank (“RCB”) (collectively the “Bank Subsidiaries”), offers a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units primarily through fifteen full service offices located in Bergen, Passaic and Morris Counties, New Jersey. The Bank Subsidiaries compete with other banking and financial institutions in their primary market communities, including financial institutions with resources substantially greater than their own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.

Effective 11:59 p.m. December 31, 2005, BCB and RCB were merged with and into GCB. The former businesses of BCB now operate under the name “Bergen Commercial Bank, a division of Greater Community Bank”, and the former businesses of RCB now operate under the name “Rock Community Bank, a division of Greater Community Bank”.

Highland Capital Corp. (“HCC”), a wholly-owned nonbank subsidiary of GCB, engages in commercial equipment leasing focusing on small to medium ticket and lower or middle market leases. GCB also operates a securities brokerage business in its Greater Community Financial division (“GCF”). An unaffiliated company is the registered broker-dealer for GCF.

BASIS OF FINANCIAL PRESENTATION
The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GCB, BCB, RCB, GCB Realty, LLC, Greater Community Services, Inc., REO Fairfield, LLC, Greater Community Tax Services LLC, Greater Community Title LLC (“Title”), the wholly-owned direct and indirect subsidiaries of GCB, BCB and Title (HCC, GCB’s and BCB’s investment companies and Greater Community 1031 Exchange Services, LLC, respectively), and the 50%-owned subsidiary Greater Community Insurance Services, LLC. The Company adopted the provisions under the revised interpretation under FIN 46(R) in 2004, which required the Company to deconsolidate GCB Capital Trust II. See the discussion on Variable Interest Entities later in this Note. All significant intercompany accounts and transactions have been eliminated.

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

Substantially all outstanding goodwill resulted from the 1999 acquisition of First Savings Bancorp of Little Falls, Inc. (“First Savings”), a Passaic County institution which had developed a compelling, if not predominant, market position of being the small business bank in Passaic County. As a result of First Savings’ market penetration, the Company had formulated its own strategy to create such a “market role.” Accordingly, implicit in the Company’s purchase of the First Savings franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan or is subject to certain events or circumstances since its last fair value determination, a charge for goodwill impairment may be recognized.

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

The Company applies the aggregation criteria set forth under SFAS No.131 for its Bank Subsidiaries, with the exception of GCB’s nonbank subsidiary HCC, to create a reportable segment, “Community Banking.” All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. For example, Community Banking’s commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment. The Company regards HCC as a reportable segment, “Leasing”, in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the Bank Subsidiaries’ traditional geographic market. Leasing is funded by a credit facility with GCB.

The following tables present revenues, expenses and net income for the years 2005, 2004 and 2003 and total assets at the respective year-ends for both business segments. All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and For the Year Ended December 31, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$32,091	$29,752	$2,339	$-
Non-interest income[1]	5,611	5,284	387	(60)
Total revenue	37,702	35,036	2,726	(60)
Provision for loan and lease losses	1,071	835	236	-
Gain on sale of investment securities	610	610	-	-
Non-interest expense	23,991	22,320	1,731	(60)
Income before provision for income taxes	13,250	12,491	759	-
Provision for income taxes	4,396	4,137	259	-
Net income	$8,854	$8,354	$500	$-
Period-end total assets	$925,798	$920,910	$52,286	$(47,398)

(in thousands)	At and For the Year Ended December 31, 2004
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$27,651	$25,812	$1,839	$-
Non-interest income[1]	5,317	5,118	262	(63)
Total revenue	32,968	30,930	2,101	(63)
Provision for loan and lease losses (recovery)	1,169	(874)	2,043	-
Gain on sale of investment securities	1,121	1,121	-	-
Gain on sale of leases	51	-	51	-
Non-interest expense	21,251	19,616	1,698	(63)
Income (loss) before provision for income taxes	11,720	13,309	(1,589)	-
Provision for income taxes (recovery)	3,934	4,435	(501)	-
Net income (loss)	$7,786	$8,874	$(1,088)	$-
Period-end total assets	$825,363	$821,746	$36,371	$(32,754)

(in thousands)	At and For the Year Ended December 31, 2003
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$25,662	$24,284	$1,378	$-
Non-interest income[1]	5,659	5,628	99	(68)
Total revenue	31,321	29,912	1,477	(68)
Provision for loan and lease losses	2,065	789	1,276	-
Gain on sale of investment securities	2,174	2,174	-	-
Gain on sale of leases	115	-	115	-
Non-interest expense	22,025	20,070	2,023	(68)
Income (loss) before provision for income taxes	9,520	11,227	(1,707)	-
Provision for income taxes (recovery)	2,786	3,418	(632)	-
Net income (loss)	$6,734	$7,809	$(1,075)	$-
Period-end total assets	$753,125	$753,414	$23,281	$(23,570)

  1 Excludes non-recurring gains which are reported separately.
  2 Includes intersegment eliminations.

INVESTMENT SECURITIES
The Company accounts for its investment securities in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to shareholders’ equity. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

As of December 31, 2005 and 2004, the Company did not have any foreign investment securities or securities designated as trading account investments.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company’s adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company did not have any derivatives at December 31, 2005 and 2004.

The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003.  EITF 03-1 includes certain required quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized.  In November 2005, the FASB issued Staff Position FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted FSP FAS 115-1 and FAS 124-1 as of December 31, 2005. The disclosures required under EITF 03-1 and FSP FAS 115-1 and FAS 124-1 are included in these financial statements.

At December 31, 2005 and 2004, the Company identified investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Company’s asset/liability management strategy and possibly sold in response to changes in interest rates, changes in prepayment risk and similar factors. These securities are classified as available-for-sale. These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of the related income tax effect. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value, and are included in non-interest income in the consolidated statements of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans and leases that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan and lease origination costs and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of principal is unlikely. The allowance for loan and lease losses is maintained at a level that management considers adequate to provide for credit losses inherent in the loan and lease portfolios at the reporting date. The level of the allowance is based on management’s evaluation of losses in the loan and lease portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year management makes credit reviews of the loan and lease portfolios designed to identify potential charges to the allowance.

Interest income on loans and leases is credited to operations based upon the principal amount outstanding. The net amounts of origination fees, origination costs and commitment fees are deferred and recognized over the lives of the related loans and leases as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan and lease, the accrual of applicable interest is discontinued. A loan or lease is generally classified as nonaccrual when principal and interest have consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans and leases past due 90 days or more and still accruing interest are loans and leases that are generally well-secured and expected to be restored to a current status in the near future.

The Company follows SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company also follows SEC Staff Accounting Bulletin (SAB) No.102, Selected Loan Loss Allowance Methodology and Documentation Issue. This SAB provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP.

The Company accounts for its transfers and servicing assets in accordance with SFAS No.140, Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No.140 revised the accounting for the securitization of other transfers of financial assets and collateral.

The Company adopted FASB Interpretation 45 (FIN45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies after 2002.

The Company adopted SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No.149 clarifies and amends SFAS No.133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS 149 also amends SFAS No.133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No.149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers which it intends to sell in the future. The adoption of SFAS No.149 did not have a material impact on the Company’s financial position or results of operations. The Company also follows the provisions of SAB No.105, Application of Accounting Principles to Loan Commitments, which was issued in March, 2004.

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

BANK-OWNED LIFE INSURANCE
The Company invests in bank-owned life insurance (BOLI). BOLI involves the Company’s purchase of insurance on the lives of certain employees and nonemployee directors. The Company’s Bank Subsidiaries are owners and beneficiaries of the policies. Investment returns on the policies, which increase or decrease the policies’ cash surrender values (i.e., carrying amounts) are dependent on market rates.

GOODWILL
Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all of the Company’s outstanding goodwill resulted from the acquisition of First Savings in 1999. In 2002 the Company adopted SFAS No.142, Goodwill and Intangible Assets. This pronouncement modified the accounting for all purchased goodwill and intangible assets and includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company evaluates goodwill for potential impairment annually and between annual tests in certain circumstances in accordance with provisions of SFAS No. 142 and has determined that no impairment loss existed as of December 31, 2005. Goodwill at December 31, 2005 and 2004 was approximately $11.6 million, net of accumulated amortization of $1.1 million.

DEFERRED FINANCING COSTS
Deferred financing costs related to the issuance of subordinated debentures are being amortized over the life of the instruments and are included in other assets. The unamortized balances at December 31, 2005 and 2004 were approximately $857,000 and $929,000, respectively.

INCOME TAXES
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense and income is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax bases of assets acquired and net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

STATEMENTS OF CASH FLOWS
Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. Reserve balances required to be maintained at the Federal Reserve Bank were $828,000 and $219,000 at December 31, 2005 and 2004, respectively.

Cash paid for federal and state income taxes was $3.8 million, $3.7 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash paid for interest on deposits and borrowings was $15.8 million, $12.4 million and $12.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

OTHER REAL ESTATE OWNED
Other real estate owned is recorded at lower of cost or market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, holding costs and gains and losses on subsequent sale are included in the consolidated statements of income. At December 31, 2005, the Company held other real estate owned in the net amount of $549,000 after recognizing a valuation loss of $300,000 in its 2005 consolidated statements of income.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $239,000, $245,000 and $240,000, respectively.

EARNINGS PER SHARE
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

STOCK-BASED COMPENSATION
The Company follows the disclosure provisions for its stock options under SFAS No.123, Accounting for Stock-Based Compensation. This standard contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At December 31, 2005, the Company had four stock-based employee and director compensation plans, which are more fully described in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, except in 2005 as described below, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee and director compensation.

(in thousands, except per share amounts)		Years Ended December 31,
		2005	2004	2003

Net income as reported		$8,854	$7,786	$6,734
Plus: stock-based compensation expense, net of income taxes,
included in reported net income		7	-	-
Less: total stock-based compensation costs, net of income taxes,
determined under fair value-based method for all awards		(1,220)	(247)	(255)
Pro forma net income		$7,641	$7,539	$6,479

Earnings per share - basic	As reported	$1.13	$1.03	$0.90
	Pro forma	0.97	1.00	0.87

Earnings per share - diluted	As reported	$1.11	$1.00	$0.85
	Pro forma	0.95	0.97	0.82

The Company granted 20,500 stock options during 2005 and 108,650 stock options during 2004. No options were granted in 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: dividend yields of 2.98% and 3.06%; expected volatility of 55.82% and 61.35%; risk-free interest rates of 4.18% and 4.15%; and expected lives of seven and ten years.

On December 20, 2005, the Company accelerated the vesting of 162,930 shares of stock options, which consisted of all unvested stock options in the Company’s four stock option plans, so that all such options became fully vested and exercisable on that date. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, a FASB interpretation of APB Opinion No. 25, compensation expense must be recorded for certain modifications of share-based payments. In the case of stock options, the acceleration of vesting is considered a modification that results in the recording of expense when, as a result of the modification, a grantee is able to vest in an award that, under the original terms, would not have vested. The Company recognized $7,000 in stock-compensation expense, net of income taxes, in 2005 in accordance with FIN 44. The total 2005 stock-based compensation costs of $1.2 million, net of income taxes, determined under the fair value-based method included $315,000 of pro forma costs for 2005 and $905,000 of future period pro forma costs attributed to the acceleration of vesting and exercisability of all unvested stock options. The acceleration of vesting and exercisability of all unvested stock options will provide the Company with a benefit to its future results of operation by an avoidance of expense that would have been required to be recorded on outstanding stock options starting January 1, 2006, in accordance with the Company’s adoption of SFAS No. 123(R), Share-Based Compensation.

COMPREHENSIVE INCOME
The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes net income as well as certain other items that result in a change to shareholders’ equity during the period.

The income tax effects allocated to comprehensive income are as follows:

(in thousands)	December 31, 2005			December 31, 2004			December 31, 2003
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during period	$(1,740)	$713	$(1,027)	$200	$(255)	$(55)	$763	$(323)	$440
Less: reclassification adjustment for gains included in net income	610	(244)	366	1,121	(448)	673	2,174	(869)	1,305
Other comprehensive (loss), net	$(2,350)	$957	$(1,393)	$(921)	$193	$(728)	$(1,411)	$546	$(865)

VARIABLE INTEREST ENTITIES
The Company adopted the provisions of FASB’s FIN 46(R) in 2004, which required the Company to deconsolidate GCB Capital Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of GCB Capital Trust II’s expected residual returns. The deconsolidation of GCB Capital Trust II in 2004 resulted in a $743,000 increase in the Company’s other assets and a corresponding increase in subordinated debentures.

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

RECLASSIFICATIONS
Certain reclassifications have been made in the 2004 and 2003 financial statements to conform to the classifications used in 2005.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of the Company’s investment securities available-for-sale and held-to-maturity are as follows:

(in thousands)	December 31,
	2005				2004
Description of securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury and U.S. Government agency securities	$17,607	$1	$(162)	$17,446	$23,698	$11	$(142)	$23,567
State and political subdivisions	12,170	114	(196)	12,088	12,744	141	(131)	12,754
Mortgage-backed securities:
FHLMC	9,218	39	(301)	8,956	13,453	132	(168)	13,417
FNMA	23,673	45	(911)	22,807	34,217	168	(563)	33,822
Other	1,676	22	(5)	1,693	3,682	58	(6)	3,734
Total mortgage-backed securities	34,567	106	(1,217)	33,456	51,352	358	(737)	50,973
Other debt and equity securities	18,716	2,383	(112)	20,987	20,779	3,850	(83)	24,546
Total available-for-sale	83,060	2,604	(1,687)	83,977	108,573	4,360	(1,093)	111,840

Held-to-maturity:
U.S. Treasury and U.S. Government agency securities	48,226	-	(536)	47,690	17,395	-	(102)	17,293
State and political subdivisions	1,975	-	-	1,975	2,786	-	-	2,786
Mortgage-backed securities:
FHLMC	19	1	-	20	24	1	-	25
Total mortgage-backed securities	19	1	-	20	24	1	-	25
Total held-to-maturity	50,220	1	(536)	49,685	20,205	1	(102)	20,104
Total investment securities	$133,280	$2,605	$(2,223)	$133,662	$128,778	$4,361	$(1,195)	$131,944

      The amortized cost and fair value of investment securities at December 31, 2005 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

(in thousands)	December 31, 2005
Description of securities	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$15,679	$15,557
Due after one year through 5 years	3,746	3,643
Due after five years through 10 years	4,342	4,226
Due after ten years	6,010	6,108
Mortgage-backed securities	34,567	33,456
Other debt and equity securities	18,716	20,987
Total available-for-sale	83,060	83,977

Held-to-maturity:
Due in one year or less	25,797	25,612
Due after five years through ten years	24,404	24,053
Mortgage-backed securities	19	20
Total held-to-maturity	50,220	49,685
Total investment securities	$133,280	$133,662

Proceeds from sales of available-for-sale securities for the years ended December 31, 2005, 2004 and 2003 were $3.6 million, $2.5 million and $11.3 million, respectively. Net gains of $610,000, $1.1 million and $2.2 million were realized on these sales for the respective years. Gross losses were not significant for such years.

Securities totaling $74.9 million and $67.9 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, FHLB advances and repurchase agreements and for other purposes required by law.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

(in thousands)	December 31, 2005
	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$-	$-	$-	$-	$-	$-
Federal agency securities	2,424	(33)	46,234	(130)	48,658	(163)
State and political subdivisions	684	(4)	3,332	(192)	4,016	(196)
Mortgage-backed securities	7,556	(107)	18,912	(1,110)	26,468	(1,217)
Other debt securities	2,346	(40)	2,286	(16)	4,632	(56)
Total debt securities	13,010	(184)	70,764	(1,448)	83,774	(1,632)
Equity securities	499	(6)	2,750	(50)	3,249	(56)
Total available-for-sale	13,509	(190)	73,514	(1,498)	87,023	(1,688)

Held-to-maturity:
Federal agency securities	31,545	(258)	16,145	(277)	47,690	(535)
Total held-to-maturity	31,545	(258)	16,145	(277)	47,690	(535)
Total temporarily impaired securities - combined	$45,054	$(448)	$89,659	$(1,775)	$134,713	$(2,223)

(in thousands)	December 31, 2004
	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$1,244	$(4)	$-	$-	$1,244	$(4)
Federal Agency securities	7,688	(83)	6,453	(52)	14,141	(135)
State and political subdivisions	-	-	7,497	(59)	7,497	(59)
Mortgage-backed securities	12,832	(305)	20,803	(488)	33,635	(793)
Other debt securities	-	-	3,892	(94)	3,892	(94)
Total debt securities	21,764	(392)	38,645	(693)	60,409	(1,085)
Equity securities	-	-	1,967	(8)	1,967	(8)
Total available-for-sale	21,764	(392)	40,612	(701)	62,376	(1,093)

Held-to-maturity:
Federal agency securities	16,303	(92)	990	(10)	17,293	(102)
Total held-to-maturity	16,303	(92)	990	(10)	17,293	(102)
Total temporarily impaired securities - combined	$38,067	$(484)	$41,602	$(711)	$79,669	$(1,195)

The Company does not believe that any individual unrealized loss as of December 31, 2005 and 2004 represents an other-than-temporary impairment. As of these dates, a total of 191 and 128 securities, respectively, were in a continuous unrealized loss position, of which 141 and 106, respectively, were in the available-for-sale category. For 2005 and 2004, the majority of the unrealized losses were 12 months or longer in duration and consisted primarily of mortgage-backed securities issued by the FHLMC, FNMA and other similar institutions. The unrealized losses in both periods were primarily due to changes in interest rates.

NOTE 3 - LOANS AND LEASES

Major classifications of loans and leases are as follows:

(in thousands)	December 31,
	2005	2004

Loans secured by one-to-four family residential properties	$153,824	$147,557
Loans secured by multifamily residential properties	35,563	10,349
Loans secured by nonresidential properties	323,031	311,568
Loans to individuals	3,722	5,872
Commercial loans	37,872	52,973
Construction loans	63,647	44,687
Lease financing receivables, net	53,302	37,826
Other loans	510	754
Total loans and leases	671,471	611,586
Less: Unearned income	(1,080)	(394)
Loans and leases, net of unearned income	$670,391	$611,192

The following table presents information related to loans which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans contractually past due ninety days or more as to interest or principal payments and still accruing.

(in thousands)	December 31,
	2005	2004

Nonaccruing loans and leases	$1,359	$2,511
Renegotiated loans	154	205
Total nonperforming loans and leases	$1,513	$2,716

Loans past due 90 days and accruing	$-	$-

Gross interest income which would have been recorded under original terms	$74	$156

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

As of the dates and for the years indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	December 31,
	2005	2004

Recorded investment	$1,175	$2,568
Valuation allowance	-	394

	For the Years Ended December 31,
	2005	2004	2003

Average recorded investment	$1,387	$1,769	$2,133
Interest income recognized	233	30	118

The valuation allowance for impaired loans is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

The Bank Subsidiaries extend credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2005, loans outstanding to these related parties amounted to $24.5 million. During 2005 there were new loans to related parties of $12.4 million and repayments of $2.9 million. All related party loans were current as to principal and interest payments at December 31, 2005.

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

An analysis of the activity in the allowance for loan and lease losses is as follows:

(in thousands)	December 31,
	2005	2004	2003

Balance at beginning of year	$8,918	$8,142	$7,298

Charge-offs	(430)	(1,201)	(1,362)
Recoveries	92	808	141
Provision charged to operations	1,071	1,169	2,065
Reclassification	(173)	-	-

Balance at end of year	$9,478	$8,918	$8,142

A reclassification was recorded in 2005 which had the effect of reducing the allowance for loan and lease losses by $173,000. The reclassification was for a previously established reserve for lease residual losses recorded in a subaccount of the allowance for loan and lease losses.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(in thousands)		December 31,
	Estimated Useful Lives	2005	2004

Land	Indefinite	$3,777	$2,636
Buildings and improvements	5 to 20 years	6,117	6,126
Furniture, fixtures and equipment	3 to 10 years	8,501	7,899
Leasehold improvements	3 to 40 years	2,604	2,631
Capital assets in progress	-	146	423
		21,145	19,715
Less: accumulated depreciation and amortization		(10,804)	(9,692)
Total premises and equipment, net		$10,341	$10,023

Depreciation and amortization expense were $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6 - DEPOSITS

At December 31, 2005, the schedule of maturities of certificates of deposit was as follows:

(in thousands)

2006	$171,947
2007	27,689
2008	8,814
2009	4,251
2010	473
Total certificates of deposit	$213,174

NOTE 7 - DEBT

Short-Term Borrowings

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase that generally mature within 30 days from the date of the transaction. The Bank Subsidiaries have an overnight line of credit for $64.2 million with the Federal Home Loan Bank (“FHLB”) which is available upon maintaining an appropriate level of pledged collateral. The Bank Subsidiaries also have unsecured lines of credit with certain correspondent banks. Borrowings under such arrangements are for short-term liquidity purposes and have interest rates that fluctuate based on market conditions. As of December 31, 2005, there were no outstanding balances categorized as federal funds purchased.

Details of short-term borrowings are presented in the following table:

(dollars in thousands)	December 31,
	2005	2004	2003
Securities sold under repurchase agreements and federal funds purchased:
Balance at year end	$9,126	$45,771	$25,747
Average during the year	12,258	14,620	11,198
Maximum month-end balance	22,162	45,771	25,747
Weighted average rate during the year	2.47%	1.62%	1.07%
Rate at year end	2.35%	1.88%	0.71%

Federal Home Loan Bank Advances

At December 31, 2005 the Bank Subsidiaries had $80.0 million of FHLB advances compared with $85.0 million at December 31, 2004. The advances are collateralized by certain residential and commercial mortgage loans and investment securities. The weighted average interest rate on advances during 2005 was 5.10%. Of the total outstanding at December 31, 2005, $70 million of advances are callable on a quarterly basis at the option of the FHLB contingent on changes in interest rates. The FHLB advances mature as follows:

(in thousands)

2006	$-
2007	5,000
2008	5,000
2009	20,000
2010	20,000
Thereafter	30,000
Total FHLB advances	$80,000

Subordinated Debentures

During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (the “ Trust”), a Delaware business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company. The 2002 Debentures are the Trust's sole asset. The Trust issued 2,400,000 shares of trust preferred securities, $10 face value. The Company’s obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007 or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the 2002 Debentures in 2032.

The Company adopted the provisions under the revised interpretation of FASB’s FIN 46(R) in 2004, which required the Company to deconsolidate GCB Capital Trust II. Accordingly, the Company no longer consolidates Trust in its financial statements. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of Trust’s expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust to be included in other assets and a corresponding increase in subordinated debentures of $743,000.

NOTE 8 - INCOME TAXES

The provision for income taxes was as follows:

(in thousands)	Years Ended December 31,
	2005	2004	2003
Federal
Current	$4,184	$3,401	$3,449
Deferred	(108)	269	(678)
State
Current	334	217	127
Deferred	(14)	47	(112)
Provision for income taxes	$4,396	$3,934	$2,786

The reconciliation of the provision for income taxes computed at the statutory federal rate was as follows:

(in thousands)	Years Ended December 31,
	2005	2004	2003

Tax at statutory federal rate	$4,571	$3,985	$3,237
Increase (reduction) in tax resulting from:
Tax-exempt income	(428)	(423)	(413)
State income tax, net of federal benefits	210	175	10
Other	43	197	(48)
Provision for income taxes	$4,396	$3,934	$2,786

      The net deferred tax asset consisted of the following:

(in thousands)	December 31,
	2005	2004

Allowance for loan and lease losses	$3,365	$3,197
Interest income on nonaccrual loans	49	4
Depreciation and amortization	551	714
Acquired net operating loss carryforward	176	249
Unrealized holding (gains) on investment securities available-for-sale	(493)	(1,424)
Other	968	810
Total net deferred tax asset (included in other assets)	$4,616	$3,550

NOTE 9 - SHAREHOLDERS’ EQUITY

On July 29, 2005, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2005. On July 30, 2004, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2004. On July 29, 2003, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2003.

NOTE 10 - EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No.128, Earnings Per Share, is as follows (per share amounts have been adjusted for the effect of stock dividends):

	December 31, 2005
(in thousands, except per share data)		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$8,854	7,869	$1.13
Effect of Dilutive Securities
Stock options	-	144	(0.02)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$8,854	8,013	$1.11

	December 31, 2004
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$7,786	7,550	$1.03
Effect of Dilutive Securities
Stock options	-	237	(0.03)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$7,786	7,787	$1.00

	December 31, 2003
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$6,734	7,486	$0.90
Effect of Dilutive Securities
Stock options	-	454	(0.05)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$6,734	7,940	$0.85

NOTE 11 - STOCK BASED COMPENSATION

The 2001 Employee Stock Option Plan (the “2001 Employee Plan”) provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. The Company’s Stock Option Committee determines the dates after which stock options and/or stock appreciation rights may be exercised, in whole or in part, and may establish a vesting schedule that must be satisfied before stock options and/or stock appreciation rights may be exercised. Options to purchase a total of 356,182 shares were authorized to be granted under the 2001 Employee Plan. Options to acquire 157,658 and 158,975 shares were outstanding under this Plan at December 31, 2005 and 2004, respectively.

The 2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”) provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries, which, when granted, vest at a rate of 20% commencing on the date of the grant and continuing on each January 1 thereafter on which the grantee remains a director. Options to purchase a total of 66,487 shares were authorized to be granted under the 2001 Directors Plan. Options to acquire 32,794 and 44,172 shares were outstanding at December 31, 2005 and 2004, respectively. No further options may be granted under the 2001 Directors Plan.

The 1996 Employee Stock Option Plan (the “1996 Employee Plan”) provides for the granting of incentive stock options, nonqualified stock options and stock appreciation rights to employees of the Company and its subsidiaries. The Company’s Stock Option Committee determines the time or times when each stock option and/or stock appreciation right becomes exercisable, the duration of the exercise period, and any other restrictions on the exercise of stock options and/or stock appreciation rights issued. Options to purchase a total of 633,540 shares were authorized to be granted under the 1996 Employee Plan. At December 31, 2005 and 2004, options to purchase a total of 92,405 and 192,389 shares, respectively, were outstanding under this Plan. No further options may be granted under the 1996 Employee Plan.

The 1996 Stock Option Plan for Nonemployee Directors (the “1996 Directors Plan”) provides for the granting of nonqualified stock options to nonemployee directors of the Bank Subsidiaries, which, when granted, vest at a rate of 20% commencing on the date of the grant and continuing on each January 1 thereafter on which the grantee remains a director. Options to purchase a total of 300,932 shares were authorized to be granted under the 1996 Directors Plan. At December 31, 2005 and 2004, options to purchase 82,837 and 134,893 shares, respectively, were outstanding under this Plan. No further options may be granted under the 1996 Directors Plan.

On December 20, 2005, the Company accelerated the vesting of 162,930 shares of stock options, which consisted of all unvested stock options in the Company’s four stock option plans, so that all such options became fully vested and exercisable on that date.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003 and the changes during the years ending on those dates is represented below.

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	530,429	$8.27	778,400	$6.69	888,278	$6.76
Granted	20,500	15.71	108,650	15.13	-	-
Exercised	(171,725)	5.98	(343,611)	6.83	(80,449)	6.99
Terminated	(13,510)	13.13	(13,010)	8.29	(29,428)	8.18
Outstanding, end of year	365,694	$9.58	530,429	$8.26	778,401	$6.69
Options exercisable at year-end	365,694		330,154		524,319
Weighted average fair value of options granted during the year		$7.12		$7.20		$0.00

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$5.32 to $8.42	208,036	1.37 years	$5.86	208,036	$5.86
$12.02 to $15.71	157,658	6.25 years	14.49	157,658	14.49
	365,694			365,694

NOTE 12 - BENEFIT PLANS

EMPLOYEE 401(k) PLAN
The Company has a 401(k) savings plan covering substantially all employees. Under the plan the Company matches 50% of employee contributions for all participants with less than 5 years employment, not to exceed 2% of their salary, 75% of employee contributions for all participants with 6 years through 10 years of employment, not to exceed 3% of their salary, and 100% of employee contributions for all participants with more than 10 years of employment, not to exceed 4% of their salary. The Company contributed approximately $763,000, $726,000 and $583,000 for 2005, 2004 and 2003, respectively. Included in the Company’s contribution is a profit sharing percentage which is determined on an annual basis in addition to the matched employee contribution.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
The Company adopted three Supplemental Executive Retirement Plans (“SERPs”), two of which became effective in 1999 and the third of which became effective in 2004. The SERPs are designed to provide key executives with a benefit equal to the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective Bank Subsidiary’s funding of tax-qualified retirement plans (such as the 401(k) Plan). The aggregate annual amount of the SERPs pre-tax benefit upon retirement at age 65 was actuarially determined to be $322,913. The benefits will be paid over 15 years. The Company intends to fund its obligations under the SERPs with the proceeds of insurance policies it purchased on the lives of these key executives. The Company contributed $254,000, $290,000 and $115,000 to the SERPs for 2005, 2004 and 2003, respectively.

DIRECTORS' RETIREMENT PLAN
The Company maintains a noncontributory nonqualified retirement plan for nonemployee directors of the Company, GCB and BCB (“Directors’ Retirement Plan”). The Directors’ Retirement Plan is designed to provide a benefit to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on their respective Board(s).

All nonemployee directors of BCB became nonemployee directors of GCB effective with BCB’s merger with and into GCB at year-end 2005 and continue as participants in the Directors’ Retirement Plan. All nonemployee directors of the Company except for one were participants in the Directors’ Retirement Plan at the end of 2005.

If the participating directors continue to serve as directors and retire at their benefit eligibility dates, the estimated annual pensions payable to them under the plan would be $92,028. These amounts are payable in monthly installments over a period of ten years. Other actuarially equivalent forms of payment are optionally permitted.

In January 2004, the Board of Directors approved a plan to implement an optional secular trust program for all directors that choose to participate.  As of December 31, 2005, only one director’s secular trust had been implemented, for which the Company has contributed $12,300 since inception.

The components of net periodic plan costs for the Directors’ Retirement Plan were as follows:

(in thousands)	Years Ended December 31,
	2005	2004

Service cost	$38	$48
Interest cost	27	23

Net periodic benefit expense	$65	$71

DEFERRED COMPENSATION PLAN
Effective January 1, 1999, the Company established a deferred compensation plan for nonemployee directors of the Company, GCB and BCB (“Deferred Compensation Plan”). A participating director was permitted to defer payment of a specified amount up to 100% of his monthly board fees and/or stipend as a director of both the Company and a subsidiary bank using fees actually earned in 1997 for a 5-year period commencing January 1999 and ending December 2003. Deferred amounts earn interest at the rate of 10% per annum. At benefit eligibility date, the benefit under the Deferred Compensation Plan is payable in the form of a monthly annuity for 10 years. If a director becomes disabled before attaining his benefit eligibility date, he may ask the Board to permit him to receive an immediate disability benefit equal to the annuitized value of his deferral account, payable monthly over a 10-year period. If a director dies before reaching his benefit eligibility date, the director’s beneficiary is entitled to a monthly survivor benefit payable over a 10-year period. The Deferred Compensation Plan also provides a $10,000 death benefit payable to the director’s beneficiary. A majority of nonemployee directors of the Company are participating in the Deferred Compensation Plan.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options. Rent expenses charged to operations approximated $837,000, $794,000 and $788,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in these amounts were $263,000 in 2005, $275,000 in 2004 and $255,000 in 2003 paid to a limited liability company of which the Company's chairman is a member. As of December 31, 2005, future approximate minimum annual rental payments under these leases are as follows:

(in thousands)
2006	$741
2007	747
2008	616
2009	600
2010	504
Thereafter	467
Total	$3,675

LITIGATION

The Company and its subsidiaries may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of their business. In management’s judgment, the consolidated financial position of the Company will not be affected materially by the final outcome of any present legal proceedings or other contingent liabilities and commitments.

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

Unless noted otherwise, the Bank Subsidiaries do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

(in thousands)	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$201,557	$176,539
Standby letters of credit and financial guarantees written	3,065	1,604

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank Subsidiaries upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by the Bank Subsidiaries to guarantee a customer's performance to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank Subsidiaries hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005 varies up to 100%.

The Company defines the initial fair value of standby letters of credit as the fee received from the customer. The maximum potential undiscounted amount of potential future payments of these letters of credit as of December 31, 2005 was $3.1 million. Generally these letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No.107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No.107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

The Company has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are outlined below.

For cash and cash equivalents, the carrying values of $65.6 million and $32.3 million at December 31, 2005 and 2004, respectively, approximate fair values. For interest-bearing deposits with banks, the carrying amounts of $11.6 million and $7.8 million at December 31, 2005 and 2004, respectively, approximate fair values.

The estimated fair values of investment securities are based on quoted market prices if available or on quoted market prices of comparable instruments if quoted market prices are not available. The net loan and lease portfolio is valued using a present value discounted cash flow method where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying amounts of accrued interest receivable and BOLI approximate fair value.

The following table presents the carrying amounts and estimated fair values of investment securities and loans and leases at December 31, 2005 and 2004.

(in thousands)	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Investment securities available-for-sale	$83,977	$83,977	$111,840	$111,840
Investment securities held-to-maturity	50,220	49,685	20,205	20,104
Net loans and leases	660,913	670,310	602,274	611,778

The estimated fair values of non interest-bearing demand deposits, interest-bearing checking deposits, savings and certain types of money market accounts are, by their definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate deposit accounts and federal funds purchased approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates fair value. The fair value of securities sold under agreements to repurchase and FHLB advances are based on the discounted value of estimated cash flows.  The discounted rate is estimated using the rates currently offered for similar instruments. The estimated fair value of subordinated debentures is based on quoted market prices.

The following table presents the carrying amounts and estimated fair values of time deposits and borrowed funds at December 31, 2005 and 2004.

(in thousands)	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Time deposits	$213,174	$211,223	$171,914	$173,278
Securities sold under agreements to repurchase	9,126	9,094	5,771	5,771
Federal funds purchased	-	-	40,000	40,000
FHLB Advances	80,000	81,079	85,000	85,001
Subordinated debentures	24,743	25,980	24,743	26,945

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

NOTE 16 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

New Jersey state law permits a bank subsidiary to pay dividends to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 2005 and 2004, respectively, GCB had $21.8 million and $20.0 million, BCB had $10.9 million and $9.6 million, and RCB had $1.1 million and $1.3 million, of funds available for the payment of dividends to the Company.

The Company and the Bank Subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies including the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank Subsidiaries and the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets. Management believes the Company and the Bank Subsidiaries met all capital adequacy requirements to which they were subject as of December 31, 2005.

  As of December 31, 2005 the FDIC categorized the Bank Subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank Subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes no conditions or events have occurred since the most recent FDIC notification that has changed the category of the Company or any of the Bank Subsidiaries.

( dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk-weighted assets
Greater Community Bancorp	$87,127	12.19%	$57,179	8.00%	n/a	n/a
Greater Community Bank	46,604	10.53	35,406	8.00	$44,258	10.00%
Bergen Commercial Bank	28,365	11.79	19,247	8.00	24,058	10.00
Rock Community Bank	5,733	19.19	2,390	8.00	2,987	10.00

Tier 1 capital to risk-weighted assets
Greater Community Bancorp	73,668	10.31	28,581	4.00	n/a	n/a
Greater Community Bank	41,088	9.28	17,710	4.00	26,566	6.00
Bergen Commercial Bank	25,358	10.54	9,624	4.00	14,435	6.00
Rock Community Bank	5,357	17.93	1,195	4.00	1,793	6.00

Tier 1 capital to average assets
Greater Community Bancorp	73,668	8.35	35,290	4.00	n/a	n/a
Greater Community Bank	41,088	7.50	21,914	4.00	27,392	5.00
Bergen Commercial Bank	25,358	8.55	11,863	4.00	14,829	5.00
Rock Community Bank	5,357	9.45	2,268	4.00	2,834	5.00

As of December 21, 2004
Total capital to risk-weighted assets
Greater Community Bancorp	$79,031	11.73%	$53,900	8.00%	n/a	n/a
Greater Community Bank	41,617	10.08	33,030	8.00	$41,287	10.00%
Bergen Commercial Bank	24,883	10.83	18,381	8.00	22,976	10.00
Rock Community Bank	5,859	20.88	2,245	8.00	2,806	10.00

Tier 1 capital to risk-weighted assets
Greater Community Bancorp	64,157	9.52	26,957	4.00	n/a	n/a
Greater Community Bank	36,448	8.82	16,530	4.00	24,795	6.00
Bergen Commercial Bank	22,178	9.66	9,183	4.00	13,775	6.00
Rock Community Bank	5,506	19.62	1,123	4.00	1,684	6.00

Tier 1 capital to average assets
Greater Community Bancorp	64,157	7.99	32,118	4.00	n/a	n/a
Greater Community Bank	36,448	7.28	20,026	4.00	25,033	5.00
Bergen Commercial Bank	22,178	8.45	10,498	4.00	13,123	5.00
Rock Community Bank	5,506	16.01	1,376	4.00	1,720	5.00

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information of the parent company (Greater Community Bancorp) only is as follows:

CONDENSED BALANCE SHEETS

(in thousands)	December 31,
	2005	2004
ASSETS:
Cash	$1,902	$1,560
Investment securities available-for-sale	3,771	5,214
Investment in subsidiaries	84,021	77,441
Other assets	894	958
Total assets	$90,588	$85,173

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debentures	$24,743	$24,743
Other liabilities	1,304	1,815
Shareholders’ equity	64,541	58,615
Total liabilities and shareholders’ equity	$90,588	$85,173

CONDENSED STATEMENTS OF INCOME

(in thousands)	Years Ended December 31,
	2005	2004	2003
INCOME:
Dividends from Bank Subsidiaries	$2,500	$-	$2,291
Interest income	200	241	334
Gain on sale of investment securities	554	1,120	2,116
	10,384	9,645	9,111
EXPENSES:
Interest on subordinated debentures	2,028	2,028	2,030
Other expenses	221	230	403
	2,249	2,258	2,433

Income before income tax benefit	8,135	7,387	6,678
Income tax benefit	(721)	(399)	(56)
Equity in undistributed income of Bank Subsidiaries	7,130	8,284	4,370
Net income	$8,854	$7,786	$6,734

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,854	$7,786	$6,734
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of investment securities available-for-sale	(554)	(1,120)	(2,116)
Increase in other assets	64	54	112
(Decrease) increase in other liabilities	(120)	(568)	576
Equity in undistributed income of subsidiaries	(7,130)	(8,284)	(4,370)
Net cash provided by (used in) operating activities	1,114	(2,132)	936
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	-	(352)	(2,425)
Proceeds from the sale of investment securities available-for-sale	928	3,564	7,782
Payments from investments in and advances to subsidiaries	(154)	(2,823)	(1,541)
Proceeds from advances to subsidiaries	-	1,736	-
Net cash provided by investing activities	774	2,125	3,816
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	892	629	-
Proceeds from exercise of stock options	1,570	3,830	757
Dividends paid	(4,008)	(3,472)	(3,041)
Purchase of treasury stock	-	-	(4,513)
Net cash provided by (used in) financing activities	(1,546)	987	(6,797)

Net Increase (Decrease) in Cash and Cash Equivalents	$342	$980	$(2,045)
CASH AND CASH EQUIVALENTS, beginning of year	1,560	580	2,625
CASH AND CASH EQUIVALENTS, end of year	$1,902	$1,560	$580

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following reflects summarized 2005 and 2004 quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

		Quarters Ended
(in thousands, except per share data)		December 31	September 30	June 30	March 31

2005
	Interest income	$13,036	$12,706	$11,890	$11,030
	Interest expense	4,626	4,382	4,011	3,551
	Net interest income	8,410	8,324	7,879	7,479
	Provision for loan and lease losses	371	260	229	211
	Non-interest income	1,399	1,379	1,658	1,786
	Non-interest expense	6,163	6,053	6,039	5,854
	Income before provision for income taxes	3,275	3,390	3,269	3,200
	Provision for income taxes	1,063	1,122	1,058	1,037
	Net income	2,212	2,268	2,211	2,163

	Earnings per common share—basic	$0.28	$0.29	$0.28	$0.28
	Earnings per common share—diluted	0.27	0.28	0.28	0.27

	Average common shares outstanding—basic	7,972	7,894	7,831	7,775
	Average common shares outstanding—diluted	8,104	8,061	8,036	8,013

2004
	Interest income	$10,411	$10,181	$9,705	$9,953
	Interest expense	3,328	3,167	3,122	2,982
	Net interest income	7,083	7,014	6,583	6,971
	Provision for loan and lease losses	207	245	356	361
	Non-interest income	1,469	1,599	1,861	1,560
	Non-interest expense	4,690	5,507	5,484	5,570
	Income before provision for income taxes	3,655	2,861	2,604	2,600
	Provision for income taxes	1,499	885	769	781
	Net income	2,156	1,976	1,835	1,819

	Earnings per common share—basic	$0.28	$0.26	$0.24	$0.25
	Earnings per common share—diluted	0.27	0.25	0.24	0.23

	Average common shares outstanding—basic	7,750	7,564	7,540	7,401
	Average common shares outstanding—diluted	7,787	7,875	7,883	7,769

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
                                                612 Township Line Road
                                                Blue Bell, PA 19422-2700
                                                O 215-641-8600 F 215-641-8680

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Greater Community Bancorp
Totowa, New Jersey

We have audited the consolidated balance sheets of Greater Community Bancorp and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Community Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
February 28, 2006

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

                                        McGladrey & Pullen, LLP
                                        One Valley Square, Ste. 250
                                        512 Township Line Road
                                        Blue Bell, PA 15422-2700
                                        O 215-641-6600 F 215-641-8650

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Greater Community Bancorp
Totowa, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Greater Community Bancorp and Subsidiaries (the “Company’) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that Greater Community Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, are fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Greater Community Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of Greater Community Bancorp and Subsidiaries and our report dated February 28, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
February 28, 2006

Grant Thornton
Accountants and Business Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM

Board of Directors and
Greater Community Bancorp

We have audited the accompanying related consolidated statements of income, shareholders’ equity, and cash flows of Greater Community Bancorp for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Greater Community Bancorp and subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 16, 2004

2001 Market Street
31st Floor
Two Commerce Square
Philadelphia, PA 19103
T 215.561.4200
F 215.561.1066
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this report has been made known to them in a timely manner.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: Information required by Items 401, 405 and 406 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Other Significant Employees: Not applicable.

Family Relationships: Anthony M. Bruno, Jr., Chairman and CEO of the Company, Chairman, President and CEO of GCB and Chairman of BCB (Chairman and CEO of the Company and GCB effective with the Bank Subsidiaries’ mergers). C. Mark Campbell, a director, President and COO of the Company and President and CEO of BCB (a director, President and COO of the Company and President and COO of GCB effective with the Bank Subsidiaries’ mergers), is Mr. Bruno's brother-in-law. Robert C. Soldoveri, a director of the Company, is Mr. Bruno’s first cousin.

Involvement in Certain Legal Proceedings: Not applicable.

Item 11.	EXECUTIVE COMPENSATION

Information required by Item 402 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Authorized for Issuance Under Equity Compensation Plans: Information required by Item 201(d) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Security Ownership of Certain Beneficial Owners: Information required by Item 403(a) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Security Ownership of Management: Information required by Item 403(b) of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be furnished to the Commission pursuant to Regulation 14A.

Changes in Control: Not applicable. The registrant knows of no contractual arrangements of a nature described in Item 403(c) of Reg. S-K that may, at a future date, result in a change of control of the registrant.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Reg. S-K is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A is contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   This report includes financial statements for the Company's fiscal year ended December 31, 2005.

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

Greater Community Bancorp (“registrant”)

Date: March 15, 2006	BY:	/s/ Anthony M. Bruno, Jr.
Anthony M. Bruno, Jr
.Chairman and Chief Executive Officer

Date: March 15, 2006	BY:	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2006	BY:	/s/ Anthony M. Bruno, Jr.
Anthony M. Bruno, Jr
.Chairman and Chief Executive Officer

Date: March 15, 2006	BY:	/s/ C. Mark Campbell
C. Mark Campbell
Director, President & COO

Date: March 15, 2006	BY:	/s/ Charles J. Volpe
Charles J. Volpe
Director

Date: March 15, 2006	BY:	/s/ M. A. Bramante
M. A. Bramante
Director

Date: March 15, 2006	BY:	/s/ Alfred R. Urbano
Alfred R. Urbano
Director

Date: March 15, 2006	BY:	/s/ Robert C. Soldoveri
Robert C. Soldoveri
Director

Date: March 15, 2006	BY:	/s/ William T. Ferguson
William T. Ferguson
Director

Date: March 15, 2006	BY:	/s/ David Waldman
David Waldman
Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K
For the fiscal year ended December 31, 2005

Commission File No. 0-14294

Greater Community Bancorp

Exhibit Index

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Greater Community Bancorp (“registrant”) under the Securities Act of 1933, as amended, or to reports or registration statements filed by registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), respectively, and are hereby incorporated by reference to such statements or reports. Registrant’s Exchange Act filing number is 0-14294.

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

10.10	Amended Employment Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on December 22, 2004)

10.11	Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)

10.12	Employment Agreement of C. Mark Campbell dated March 2, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on March 8, 2005)

10.13	Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)

E-1

Exhibit Index (continued)

Exhibit

No.	Description

21	Subsidiaries of Registrant

23.1	Consent of McGladrey and Pullen, LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer dated March 15, 2006

31.2	Certification of Chief Financial Officer dated March 15, 2006

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350 dated March 15, 2006

E-2