Form 10-Q
period 2006-03-31
GREATER COMMUNITY BANCORP
filed 2006-05-05
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-14294

Greater Community Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

(973) 942-1111
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: Common Stock, $0.50 par value, 8,134,446 outstanding shares at April 28, 2006.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$26,354	$23,577
FEDERAL FUNDS SOLD	26,300	42,000
Total cash and cash equivalents	52,654	65,577
DUE FROM BANKS - Interest-bearing	7,522	11,600
INVESTMENT SECURITIES - Available-for-sale	81,049	83,977
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
$46,728 and $49,685 at March 31, 2006 and December 31, 2005, respectively)	47,257	50,220
Total investment securities	128,306	134,197
LOANS AND LEASES, net of unearned income	665,370	670,391
Less: Allowance for loan and lease losses	(9,402)	(9,478)
Net loans and leases	655,968	660,913
PREMISES AND EQUIPMENT, net	10,283	10,341
ACCRUED INTEREST RECEIVABLE	4,235	3,894
OTHER REAL ESTATE OWNED	549	549
BANK-OWNED LIFE INSURANCE	15,126	15,005
GOODWILL	11,574	11,574
OTHER ASSETS	12,281	12,148
TOTAL ASSETS	$898,498	$925,798

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$174,665	$177,907
Interest-bearing checking	266,271	259,724
Savings	82,930	85,275
Time deposits less than $100	123,879	150,578
Time deposits $100 and over	61,903	62,596
Total deposits	709,648	736,080
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	11,762	9,126
FHLB ADVANCES	75,000	80,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	2,463	2,420
OTHER LIABILITIES	8,118	8,888
Total liabilities	831,734	861,257
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,133,023 and
7,988,182 shares outstanding at March 31, 2006 and December 31, 2005, respectively	4,067	3,994
Additional paid-in capital	54,464	53,907
Retained earnings	7,611	6,216
Accumulated other comprehensive income	622	424
Total shareholders' equity	66,764	64,541
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$898,498	$925,798

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Loans and leases, including fees	$11,609	$9,639
Investment securities	1,406	1,298
Federal funds sold and deposits with banks	318	93
Total interest income	13,333	11,030

INTEREST EXPENSE:
Deposits	3,477	1,853
Short-term borrowings	1,057	1,191
Long-term borrowings	507	507
Total interest expense	5,041	3,551

NET INTEREST INCOME	8,292	7,479

PROVISION FOR LOAN AND LEASE LOSSES	-	211
Net interest income after provision for loan and lease losses	8,292	7,268

NON-INTEREST INCOME:
Service charges on deposit accounts	679	730
Other commission and fees	279	158
Loan fee income	116	96
Gain on sale of investment securities	28	440
Bank-owned life insurance	120	127
All other income	106	235
Total non-interest income	1,328	1,786

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,399	3,363
Occupancy and equipment	920	950
Regulatory, professional and other fees	602	517
Computer services	155	150
Office expenses	331	306
Other operating expenses	552	568
Total non-interest expense	5,959	5,854

INCOME BEFORE PROVISION FOR INCOME TAXES	3,661	3,200

PROVISION FOR INCOME TAXES	1,200	1,037

NET INCOME	$2,461	$2,163

Weighted average shares outstanding - Basic	8,104	7,775
Weighted average shares outstanding - Diluted	8,135	8,013

Earnings per share - Basic	$0.30	$0.28
Earnings per share - Diluted	$0.30	$0.27

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders' Equity

Three Months Ended March 31, 2006

BALANCE: January 1, 2006	$3,994	$53,907	$6,216	$424		$64,541

Net income	-	-	2,461	-	$2,461	2,461
Exercise of stock options	65	329	-	-		394
Issuance of common stock	8	228	-	-		236
Cash dividends, $0.13 per share	-	-	(1,066)	-		(1,066)
Other comprehensive income,
net of reclassification
adjustments and taxes	-	-	-	198	198	198
Total comprehensive income					$2,659
BALANCE: March 31, 2006	$4,067	$54,464	$7,611	$622		$66,764

Three Months Ended March 31, 2005

BALANCE: January 1, 2005	$3,785	$48,538	$4,475	$1,817		$58,615

Net income	-	-	2,163	-	$2,163	2,163
Exercise of stock options	13	158	-	-		171
Issuance of common stock	7	211	-	-		218
Cash dividends, $0.12 per share	-	-	(913)	-		(913)
Other comprehensive income (loss),
net of reclassification
adjustments and taxes	-	-	-	(1,063)	(1,063)	(1,063)
Total comprehensive income					$1,100
BALANCE: March 31, 2005	$3,805	$48,907	$5,725	$754		$59,191

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,461	$2,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	319
Amortization of premium and (accretion of discount) on securities, net	(10)	63
Provision for loan and lease losses	-	211
(Gain) on sale or conversion of securities, net	(28)	(440)
(Increase) in accrued interest receivable	(341)	(525)
(Increase) in bank-owned life insurance and other assets	(173)	(582)
(Decrease) in accrued expenses and other liabilities	(727)	(327)
Net cash provided by operating activities	1,460	882

CASH FLOWS FROM INVESTING ACTIVITIES:

Available-for-sale investment securities
Purchases	(1,042)	-
Sales	42	1,888
Maturities and principal paydowns	4,045	6,790
Held-to-maturity investment securities
Purchases	-	(15,898)
Maturities and principal paydowns	3,001	971
Net decrease in interest-bearing deposits with banks	4,078	1,956
Net (increase) decrease in loans	4,945	(14,324)
Capital expenditures	(220)	(91)
Net cash provided by (used in) investing activities	14,849	(18,708)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts	(26,432)	59,698
(Decrease) in federal funds purchased	-	(36,000)
Increase in securities sold under agreements to repurchase	2,636	510
Calls of FHLB advances	(5,000)	-
Dividends paid to common shareholders	(1,066)	(913)
Proceeds from exercise of stock options	394	171
Proceeds from issuance of common stock	236	218
Net cash (used in) provided by financing activities	(29,232)	23,684

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,923)	$5,858

CASH AND CASH EQUIVALENTS, beginning of period	65,577	32,322

CASH AND CASH EQUIVALENTS, end of period	$52,654	$38,180

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2. Dividends

On March 21, 2006, the Company’s Board of Directors declared a cash dividend of $0.13 per share on the Company’s common stock. The record date of the dividend was April 14, 2006 and the payment date was April 28, 2006.

3. Earnings Per Share (EPS)

The Company’s reported diluted earnings per share of $0.30 and $0.27 for the three-month periods ended March 31, 2006 and 2005, respectively, take into consideration the dilutive effects of the Company’s outstanding common stock equivalents, namely, stock options.

	Three Months Ended March 31, 2006
		Weighted
	Income	Average Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,461	8,104	$0.30
Effect of Dilutive Securities
Stock options	-	31	-
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,461	8,135	$0.30

	Three Months Ended March 31, 2005
		Weighted
	Income	Average Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,163	7,775	$0.28
Effect of Dilutive Securities
Stock options	-	238	(0.01)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,163	8,013	$0.27

4. Stock-Based Compensation

At March 31, 2006, the Company had four stock-based employee and director compensation plans. In December 2005, the Company accelerated the vesting of all unvested stock options in the four plans, so that all such options became fully vested and exercisable on that date. Effective January 1, 2006 the Company is required to account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The Company’s adoption of SFAS No. 123(R) is effective for stock-based compensation that may be granted or modified after December 31, 2005.

The Company did not grant or modify any stock-based compensation during the three-month period ended March 31, 2006. Since the Company’s adoption of SFAS No. 123(R) is effective for stock-based compensation that may be granted, modified or settled after December 31, 2005, and since all prior awards were applied with the fair value recognition provisions of SFAS No.123 and disclosed in accordance with APB No. 25, the Company has determined that, under SFAS No. 123(R), it will apply the modified prospective transition method for awards that may be granted subsequent to December 31, 2005.

5. Business Segments

The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three-month periods ending March 31, 2006 and 2005 and total assets as of the respective period-ends for the Company’s business segments. All significant intersegment accounts and transactions have been eliminated.

	At and for the Three Months Ended March 31, 2006
(in thousands)	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$8,292	$7,622	$670	$-
Non-interest income [1]	1,300	1,231	84	(15)
Total revenue	9,592	8,853	754	(15)
Provision for loan and lease losses	-	-	-	-
Gain on sale of investment securities	28	28	-	-
Non-interest expense	5,959	5,495	479	(15)
Income before provision for income taxes	3,661	3,386	275	-
Provision for income taxes	1,200	1,106	94	-
Net income	$2,461	$2,280	$181	$-

Period-end total assets	$898,498	$890,349	$57,284	$(49,135)

	At and for the Three Months Ended March 31, 2005
(in thousands)	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$7,479	$6,949	$530	$-
Non-interest income [1]	1,346	1,309	52	(15)
Total revenue	8,825	8,258	582	(15)
Provision for loan and lease losses	211	165	46	-
Gain on sale of investment securities	440	440	-	-
Non-interest expense	5,854	5,435	434	(15)
Income before provision for income taxes	3,200	3,098	102	-
Provision for income taxes	1,037	1,002	35	-
Net income	$2,163	$2,096	$67	$-

Period-end total assets	$852,120	$848,280	$39,817	$(35,977)

[1] Excludes non-recurring gains which are reported separately.
[2] Includes intersegment eliminations.

6. Directors’ Retirement Plan

The Company has a noncontributory nonqualified directors’ retirement plan for substantially all of the nonemployee directors of the Company and Greater Community Bank. The directors’ retirement plan is designed to provide retirement benefits to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service on their respective Board(s). The components of net periodic plan costs for the directors’ retirement plan were as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Service cost	$8	$14
Interest cost	13	7

Net periodic benefit expense	$21	$21

The Company expects to incur approximately $72,000 in net periodic benefit expense in 2006 relative to the directors’ retirement plan. The Company made a contribution of approximately $21,000 to plan expense for the three months ended March 31, 2006.

7. New Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) became effective for the Company on January 1, 2006. Since the Company, on December 20, 2005, accelerated the vesting of all unvested stock options outstanding so that all such options became fully vested and exercisable on that date, the Company’s adoption of SFAS No. 123(R) is effective for stock-based compensation that may be granted after December 31, 2005.

Accounting Changes and Error Corrections

On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2005, and the other information therein. The consolidated balance sheet as of March 31, 2006 and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GCB" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2006. In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2005.

Statements Regarding Forward-Looking Information

The information disclosed in this document, both in this MD&A section and elsewhere, includes forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts. They include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an asterisk (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of GCB to generate deposits, loans and leases and attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, as well as the effects of economic conditions, legal and regulatory barriers and structure, and competition. Actual results may differ materially from such forward-looking statements. The Company is not obligated to update and does not undertake to update any such forward-looking statement made herein.

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

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss in the event of default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolios. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company and is designated by the Federal Reserve Board as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its wholly-owned New Jersey chartered bank subsidiary, GCB. GCB offers commercial and retail banking products and services, and securities brokerage services are offered through a third party provider. Highland Capital Corp., a wholly-owned leasing subsidiary of GCB, is engaged in the business of leasing equipment to small and mid-sized businesses on a national basis.

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

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and nonbanks compete for customers with a broad array of banking, investment and capital market products. Despite the challenges and competition, key strengths of personalized service and local delivery continue to attract high-quality business to the Company. Highly focused personalized customer service provides a basis for differentiation in today’s environment where banks and other financial service providers target the same customer. The Company is enthusiastic about its business opportunities due to its focus on building relationships and delivering quality service to the community banking market.

Earnings Summary

Consolidated

Net income for the first three months of 2006 was $2.5 million, an increase of $298,000 or 13.8% compared to $2.2 million reported for the first three months of 2005. Diluted earnings per share for the period were $0.30, an 11.1% increase over the $0.27 per share reported for the same period in the prior year.

The annualized returns on average equity (ROE) and average assets (ROA) for the first three months of 2006 were 15.14% and 1.11%, respectively, compared with 14.90% and 1.06% for the same period in the prior year.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing. Community Banking and Leasing contributed $2.3 million and $181,000, respectively, to the Company’s net income for the first three months of 2006, compared to net income of $2.1 million and $67,000, respectively, for the same period in 2005.

Net Interest Income

Net interest income for the three months ended March 31, 2006 increased $813,000, or 10.9%, to $8.3 million compared to the three months ended March 31, 2005. The net interest rate spread between average earning assets and average interest-bearing liabilities declined 10 basis points to 3.36%, from 3.46%, between the three-month periods ended March 31, 2006 and 2005, respectively, as the increase in the cost of deposits and short-term borrowings margined the increase in the earning asset yield. The increases in the average yield on earning assets and the average interest rate paid on interest-bearing liabilities were primarily a result of several Federal Reserve Bank interest rate increases over the past year. The net interest margin on a tax equivalent basis was 4.09% and 4.00% for the three months ended March 31, 2006 and 2005, respectively, largely due to the effect of an increase in average net non-interest bearing sources of funds.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated. Yields are reflected on a fully taxable equivalent basis.

	Three Months Ended March 31,
(dollars in thousands)	2006			2005
	Average	Interest	Average	Average	Interest	Average
ASSETS	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Earning Assets:
Investment securities (tax equivalent basis)	$132,447	$1,467	4.49%	$132,592	$1,364	4.17%
Due from banks - interest-bearing	9,957	98	3.99%	6,591	44	2.71%
Federal funds sold	20,241	220	4.41%	8,058	49	2.47%
Loans and leases, net unearned income [1]	665,410	11,609	7.08%	617,872	9,639	6.33%
Total earning assets	828,055	13,394	6.56%	765,113	11,096	5.88%
Less: Allowance for loan and lease losses	(9,571)			(9,155)
All other assets	76,928			72,520
Total assets	$895,412			$828,478

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
Savings and interest-bearing checking	$328,663	$1,820	2.25%	$275,584	$678	1.00%
Time deposits	196,123	1,657	3.43%	192,334	1,175	2.48%
Federal funds and other borrowings [2]	89,431	1,057	4.79%	103,546	1,191	4.66%
Subordinated debentures	24,743	507	8.31%	24,743	507	8.31%
Total interest-bearing liabilities	638,960	5,041	3.20%	596,207	3,551	2.42%
Non interest-bearing deposits	179,653			165,414
Other liabilities	10,884			7,992
Shareholders' equity	65,915			58,865
Total liabilities and shareholders' equity	$895,412			$828,478

Net interest income and rate spread (tax equivalent basis)		8,353	3.36%		7,545	3.46%
Less: Tax equivalent basis adjustment		(61)			(66)
Net interest income		$8,292			$7,479
Net interest margin [3]			4.09%			4.00%

[1] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[2] Includes federal funds purchased, securities sold under agreements to repurchase and FHLB advances.
[3] Net interest income (tax equivalent basis) divided by total earning assets.

Non-Interest Income

Non-interest income totaled $1.3 million for the three months ending March 31, 2006, decreasing $458,000 from the same prior-year period. Of the total decrease, gains on sale of investment securities declined $412,000 and all other income declined $129,000, partially offset by an increase in other commissions and fees of $121,000 which was primarily due to a rate increase on wire transfers and various other increases in commissions and fees.

Non-Interest Expense

Non-interest expense totaled $6.0 million, reflecting an increase of $105,000 or 1.8% for the first three months of 2006 compared to the same period in 2005. The largest component of non-interest expense, salaries and employee benefits, accounted for $36,000 of the increase, while regulatory, professional and other fees increased $85,000 due to rising audit, legal and consulting costs.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2006 decreased by $211,000, to an amount of $0, compared to the same period in 2005. Consistent with a continuing trend of improving asset quality in the loan and lease portfolio, coupled with less loan demand in the first three months of 2006, management determined that no provision was necessary. Management continues to evaluate the rate of provision for loan and lease losses.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2006 increased $163,000 compared to the same period in 2005, reflecting effective tax rates of 32.8% and 32.4% for the comparable periods. The increase in tax provision was primarily due to earnings growth.

FINANCIAL CONDITION

ASSETS

Between December 31, 2005 and March 31, 2006 total assets decreased $27.3 million to $898.5 million. The decrease in assets was attributable to declines in cash and cash equivalent balances and interest-bearing due from banks, maturities of investment securities and a net decline in the loan portfolio. The liquidity was used primarily to fund deposit runoff, largely in time deposits, totaling $26.4 million. Deposits were allowed to runoff due to a December 2005 pre-funding of early 2006 time deposit maturities coupled with less loan demand in the first quarter of 2006.

Loans and Leases

Loans and leases, net of unearned income, declined from December 31, 2005 to March 31, 2006 by $5.0 million to $665.4 million. Decreases occurred in real estate and construction loans, while an increase was reflected in lease receivables.

The following table reflects the composition of the loan and lease portfolio as of the period-end dates indicated.

	March 31,	December 31,
(in thousands)	2006	2005

Loans secured by one-to-four family residential properties	$149,310	$153,824
Loans secured by multifamily residential properties	35,683	35,563
Loans secured by nonresidential properties	325,308	323,031
Loans to individuals	4,372	3,722
Commercial loans	35,912	37,872
Construction loans	56,627	63,647
Lease financing receivables, net	58,214	53,302
Other loans	900	510
Total loans and leases	666,326	671,471
Less: Unearned income	(956)	(1,080)
Loans and leases, net of unearned income	$665,370	$670,391

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At March 31, 2006, nonperforming loans and leases totaled $1.19 million or 0.18% of total loans and leases, decreasing 5 basis points from the level reported at December 31, 2005.

The following table reflects the composition of the Company’s nonperforming assets at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2006	2005

Nonaccruing loans and leases	$1,049	$1,359
Renegotiated loans	140	154
Total nonperforming loans and leases	1,189	1,513
Loans past due 90 days and accruing	-	-
Other real estate owned, net	549	549
Total nonperforming assets	$1,738	$2,062

Nonperforming assets to total assets	0.19%	0.22%
Nonperforming loans and leases to total loans and leases	0.18%	0.23%
Nonperforming assets to total loans and leases and
other real estate owned	0.26%	0.31%

For the three-month periods ended March 31, 2006 and 2005, interest income of $16,000 and $40,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the periods.

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

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	March 31,	December 31,
	2006	2005

Recorded investment	$942	$1,175
Valuation allowance	-	-

	Three Months Ended March 31,
	2006	2005

Average recorded investment	$869	$1,387
Interest income recognized	24	233

The valuation allowance for impaired loans is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

Allowance for Loan and Lease Losses

Between December 31, 2005 and March 31, 2006, the allowance for loan and lease losses declined $76,000 to $9.4 million. The provision for loan and lease losses was $0 for the three-month period, while net charge-offs were $76,000. No provision was made in the first quarter of 2006 due to lessened loan activity and the present adequacy of the allowance level. The allowance constituted 1.41% of total loans and leases on March 31, 2006 and December 31, 2005.

The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at March 31, 2006 is adequate, and continues to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolio.

The following table reflects transactions affecting the allowance for loan and lease losses for the three-month periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005

Balance at January 1	$9,478	$8,918
Charge-offs:
Commercial	(25)	-
Lease financing receivables	(89)	(41)
Installment loans to individuals	(3)	-
Credit cards and related plans	-	(5)
	(117)	(46)
Recoveries:
Commercial	1	14
Lease financing receivables	40	5
Installment loans to individuals	-	4
	41	23
Net charge-offs	(76)	(23)
Provision charged to operations	-	211
Balance at March 31	$9,402	$9,106

Net charge-offs for the period to
period average loans and leases, annualized	(0.05% )	(0.02% )

Investment Securities

At March 31, 2006, investment securities totaling $128.3 million declined $5.9 million from December 31, 2005. Portfolio activity included approximately $1.0 million in securities purchases and $7.1 million in prepayments, maturities and sales during the three-month period. Change in volume mix included a $3.0 million net decrease in securities held-to-maturity and a $2.9 million net decrease in securities available-for-sale.

Cash and Cash Equivalents

Cash and cash equivalents decreased $12.9 million to $52.7 million between December 31, 2005 and March 31, 2006. The decrease was used to partially fund a decline in total deposits during the period.

LIABILITIES

Between December 31, 2005 and March 31, 2006, total liabilities decreased $29.5 million to $831.7 million. The decrease was primarily attributable to a $26.4 million decrease in total deposits and a $5.0 million reduction in FHLB Advances.

Deposits

Total deposits declined $26.4 million to $709.6 million for the three-month period ended March 31, 2006, primarily in time deposits less than $100,000. Time deposits were allowed to runoff due to a December 2005 time deposit promotion which had the effect of pre-funding early 2006 maturities, coupled with less loan demand in the first quarter of 2006.

Liquidity

The Company manages its liquidity primarily under the direction of GCB’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand and the possible outflow of deposits and other obligations. Sources of liquidity at March 31, 2006 totaled $141.2 million, or 15.7% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks.

As of March 31, 2006, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2005.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $66.8 million at March 31, 2006 was 7.4% of total assets, increasing $2.2 million, compared with $64.5 million or 7.0% of total assets at December 31, 2005. The increase was largely attributable to retained earnings and increases in common stock and additional paid-in capital as a result of stock option exercises.

The Company is subject to regulation by the Federal Reserve. GCB is subject to regulation by both the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Such regulators have promulgated risk-based capital guidelines that require the Company and GCB to meet those guidelines that involve quantitative measures of assets, and certain off-balance sheet items, calculated as risk-adjusted assets under regulatory accounting practices.

The Company and GCB remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews expansion strategies and related capital alternatives on an ongoing basis.

The following table provides selected regulatory capital ratios for the Company and GCB and the required minimum regulatory capital ratios at March 31, 2006.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Greater Community Bancorp	$89,154	12.62%	$56,516	8.00%	n/a	n/a
Greater Community Bank	83,431	11.85%	56,325	8.00%	$70,406	10.00%

Tier 1 capital to risk-weighted assets
Greater Community Bancorp	75,871	10.74%	28,257	4.00%	n/a	n/a
Greater Community Bank	74,655	10.60%	28,172	4.00%	42,258	6.00%

Tier 1 capital to average assets
Greater Community Bancorp	75,871	8.58%	35,371	4.00%	n/a	n/a
Greater Community Bank	74,655	8.49%	35,382	4.00%	44,227	5.00%

n/a = not applicable

In the last two quarters of 2005 and the first quarter of 2006 the Company declared cash dividends at the rate of $0.13 per share, or an annual rate of $0.52 per share. The Company's Board of Directors believes that cash dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue a policy of paying quarterly cash dividends to its shareholders.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. Since 2004, the Company, along with other financial institutions, has experienced a rising interest rate environment. The Company’s interest rate risk profile is positioned in such a way that moderate increases in interest rates will likely have a positive impact on the results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company manages interest rate risk and market risk by identifying interest rate risk exposures using simulation analysis, economic value at risk and gap analysis models. There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in its 2005 Form 10-K filed with Securities and Exchange Commission.

Item 4. Controls and Procedures.

(a)  Disclosure controls and procedures.

Management of the Company evaluated the Company’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (“1934 Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that all information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)  Changes in internal controls.

No significant change in the Company’s internal control over financial reporting has occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There has been no material change in the Company’s risk factors from that which was presented in the Company’s 2005 Form 10-K filed with Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders for 2006 (the "2006 Annual Meeting") on April 18, 2006. The only items of business before the 2006 Annual Meeting were the election of Directors and approval of the Greater Community Bancorp 2006 Long-Term Stock Compensation Plan (the “2006 Plan”).

In accordance with the nominations described in the Company's definitive 2006 Proxy Statement filed with the Securities and Exchange Commission, the four nominees were all elected as directors for the respective terms described in the 2006 Proxy Statement and until the election and qualification of their respective successors. The voting was as follows:

Name of Nominee	Votes For	Votes Withheld

M. A. Bramante	6,042,931	321,133
William T. Ferguson	6,242,260	121,804
Angelo J. Genova	6,138,751	225,313
David Waldman	6,243,310	120,754

The names of the Company's other Directors whose terms of office as Director continued after the 2006 Annual Meeting and the year in which their respective terms will expire are as follows: Anthony M. Bruno, Jr. (2007); Alfred R. Urbano (2007); C. Mark Campbell (2008); Robert C. Soldoveri (2008); and Charles J. Volpe (2008).

The 2006 Plan was approved by a majority of the votes cast at the 2006 Annual Meeting and has become effective. The voting was as follows:

Votes for: 3,777,461
Votes Against: 591,736
Abstain: 115,656
Broker Nonvotes: 1,879,211

Item 5. Other Information.

None.

Item 6. Exhibits.

An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greater Community Bancorp
(registrant)

Date: May 5, 2006	/s/ Stephen J. Mauger
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

10.10	Amended Employment and Waiver Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on December 22, 2004)

10.11	Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)

10.12	Employment Agreement of C. Mark Campbell dated March 2, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on March 8, 2005)

10.13	Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)

E-1

Exhibit Index (continued)

Exhibit

No.	Description

31.1	Certification of Chief Executive Officer dated May 5, 2006
31.2	Certification of Chief Financial Officer dated May 5, 2006
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350 dated May 5, 2006

E-2