Form 10-Q
period 2006-06-30
GREATER COMMUNITY BANCORP
filed 2006-08-08
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-14294

Greater Community Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.50 par value, 8,348,699 shares outstanding at July 31, 2006.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$23,713	$23,577
FEDERAL FUNDS SOLD	500	42,000
Total cash and cash equivalents	24,213	65,577
DUE FROM BANKS - Interest-bearing	5,699	11,600
INVESTMENT SECURITIES - Available-for-sale	68,594	83,977
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
$47,737 and $49,685 at June 30, 2006 and December 31, 2005, respectively)	48,269	50,220
Total investment securities	116,863	134,197
LOANS AND LEASES, net of unearned income	692,356	670,391
Less: Allowance for loan and lease losses	(9,681)	(9,478)
Net loans and leases	682,675	660,913
PREMISES AND EQUIPMENT, net	10,186	10,341
ACCRUED INTEREST RECEIVABLE	3,896	3,894
OTHER REAL ESTATE OWNED	549	549
BANK-OWNED LIFE INSURANCE	15,241	15,005
GOODWILL	11,574	11,574
OTHER ASSETS	12,231	12,148
TOTAL ASSETS	$883,127	$925,798

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$167,894	$177,907
Interest-bearing checking	246,633	259,724
Savings	78,167	85,275
Time deposits less than $100	126,421	150,578
Time deposits $100 and over	77,702	62,596
Total deposits	696,817	736,080
FEDERAL FUNDS PURCHASED	4,500	-
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	9,063	9,126
FHLB ADVANCES	70,000	80,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	2,583	2,420
OTHER LIABILITIES	8,134	8,888
Total liabilities	815,840	861,257
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,348,699 and
7,988,182 shares outstanding at June 30, 2006 and December 31, 2005, respectively	4,174	3,994
Additional paid-in capital	57,547	53,907
Retained earnings	5,331	6,216
Accumulated other comprehensive income	235	424
Total shareholders' equity	67,287	64,541
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$883,127	$925,798

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans and leases	$11,851	$10,192	$23,459	$19,831
Investment securities	1,361	1,442	2,756	2,740
Federal funds sold and deposits with banks	167	256	496	349
Total interest income	13,379	11,890	26,711	22,920

INTEREST EXPENSE:
Deposits	3,740	2,359	7,217	4,212
Short-term borrowings	1,074	1,145	2,132	2,336
Long-term borrowings	507	507	1,014	1,014
Total interest expense	5,321	4,011	10,363	7,562

NET INTEREST INCOME	8,058	7,879	16,348	15,358

PROVISION FOR LOAN AND LEASE LOSSES	314	229	314	440
Net interest income after provision for loan and lease losses	7,744	7,650	16,034	14,918

NON-INTEREST INCOME:
Service charges on deposit accounts	739	731	1,417	1,461
Commissions and fees	323	334	600	616
Loan fee income	165	174	282	269
Gain on sale of investment securities	-	200	28	640
Bank-owned life insurance	115	133	236	260
All other income	199	86	310	197
Total non-interest income	1,541	1,658	2,873	3,443

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,910	3,410	7,308	6,773
Occupancy and equipment	916	925	1,827	1,869
Regulatory, professional and other fees	547	574	1,109	1,060
Computer services	201	233	443	456
Office expenses	211	301	529	550
Other operating expenses	435	596	964	1,184
Total non-interest expense	6,220	6,039	12,180	11,892

INCOME BEFORE PROVISION FOR INCOME TAXES	3,065	3,269	6,727	6,469
PROVISION FOR INCOME TAXES	951	1,058	2,151	2,095

NET INCOME	$2,114	$2,211	$4,576	$4,374

Weighted average shares outstanding - Basic	8,341	8,025	8,322	7,997
Weighted average shares outstanding - Diluted	8,378	8,241	8,357	8,215

Earnings per share - Basic	$0.25	$0.28	$0.55	$0.55
Earnings per share - Diluted	$0.25	$0.27	$0.55	$0.53

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders' Equity

Six Months Ended June 30, 2006

BALANCE: January 1, 2006	$3,994	$53,907	$6,216	$424		$64,541
Net income	-	-	4,576	-	$4,576	4,576
Exercise of stock options	68	202	-	-		270
Issuance of common stock	11	320	-	-		331
Cash dividends, $0.27 per share	-	-	(2,242)	-		(2,242)
2.5% stock dividend	101	3,118	(3,219)	-		-
Other comprehensive (loss), net of
reclassification adjustments and
net of tax benefit of $292	-	-	-	(189)	(189)	(189)
Total comprehensive income					$4,387
BALANCE: June 30, 2006	$4,174	$57,547	$5,331	$235		$67,287

Six Months Ended June 30, 2005

BALANCE: January 1, 2005	$3,785	$48,538	$4,475	$1,817		$58,615
Net income	-	-	4,374	-	$4,374	4,374
Exercise of stock options	43	463	-	-		506
Issuance of common stock	13	419	-	-		432
Cash dividends, $0.25 per share	-	-	(1,937)	-		(1,937)
2.5% stock dividend	96	3,009	(3,105)	-		-
Other comprehensive (loss), net of
reclassification adjustments and
net of tax benefit of $1,157	-	-	-	(630)	(630)	(630)
Total comprehensive income					$3,744
BALANCE: June 30, 2005	$3,937	$52,429	$3,807	$1,187		$61,360

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,576	$4,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	540	440
Amortization of premium (accretion of discount) on securities, net	(15)	96
Provision for loan and lease losses	314	440
(Gain) on sale of securities, net	(28)	(640)
Recognized loss on impaired securities	23	-
(Increase) in accrued interest receivable	(2)	(457)
(Increase) in bank-owned life insurance and other assets	(319)	(501)
Increase (decrease) in accrued expenses and other liabilities	(591)	4,140
Net cash provided by operating activities	4,498	7,892

CASH FLOWS FROM INVESTING ACTIVITIES:

Available-for-sale investment securities
Purchases	(1,547)	-
Sales	42	2,211
Maturities and principal paydowns	16,339	13,360
Held-to-maturity investment securities
Purchases	(6,896)	(24,206)
Maturities and principal paydowns	8,913	980
Net decrease in interest-bearing deposits with banks	5,901	1,185
Net (increase) in loans and leases	(21,762)	(27,569)
Capital expenditures	(385)	(1,023)
Net cash provided by (used in) investing activities	605	(35,062)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts	(39,263)	108,929
Increase (decrease) in federal funds purchased	4,500	(40,000)
Increase (decrease) in securities sold under agreements to repurchase	(63)	3,662
Calls of FHLB advances, net	(10,000)	-
Dividends paid to common shareholders	(2,242)	(1,937)
Proceeds from exercise of stock options	270	506
Proceeds from issuance of common stock	331	432
Net cash (used in) provided by financing activities	(46,467)	71,592

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(41,364)	$44,422

CASH AND CASH EQUIVALENTS, beginning of period	65,577	32,322

CASH AND CASH EQUIVALENTS, end of period	$24,213	$76,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at June 30, 2006, the consolidated results of operations for the six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.  Dividends

On June 20, 2006, the Company’s Board of Directors declared a declared a 2.5% stock dividend and a quarterly cash dividend of $0.14 per share on the Company’s common stock. The record date of the dividend was July 14, 2006 and the payment date was July 31, 2006. Accordingly, on July 31, 2006 the Company issued 203,255 shares of common stock, increasing the number of shares outstanding to 8,348,699. Applicable financial information in this Form 10-Q has been restated retroactively to reflect the 2.5% stock dividend.

3.  Earnings Per Share (EPS)

The Company’s reported diluted earnings per share of $0.25 and $0.27 for the three-month periods and $0.55 and $0.53 for the six-month periods ended June 30, 2006 and 2005, respectively, take into consideration the dilutive effects of the Company’s outstanding common stock equivalents, namely, stock options.

(in thousands, except per share data)	Three Months Ended June 30, 2006
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,114	8,341	$0.25
Effect of Dilutive Securities
Stock options	-	37	-
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,114	8,378	$0.25

(in thousands, except per share data)	Three Months Ended June 30, 2005
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,211	8,025	$0.28
Effect of Dilutive Securities
Stock options	-	216	(0.01)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,211	8,241	$0.27

(in thousands, except per share data)	Six Months Ended June 30, 2006
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$4,576	8,322	$0.55
Effect of Dilutive Securities
Stock options	-	35	-
Diluted EPS
Net income available to common stockholders plus assumed conversions	$4,576	8,357	$0.55

(in thousands, except per share data)	Six Months Ended June 30, 2005
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$4,374	7,997	$0.55
Effect of Dilutive Securities
Stock options	-	218	(0.02)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$4,374	8,215	$0.53

4.  Stock-Based Compensation

At June 30, 2006, the Company had five stock-based employee and director compensation plans. In December 2005, the Company accelerated the vesting of all unvested stock options in four of the plans, so that all such options became fully vested and exercisable at that time. In April 2006, the Company’s shareholders approved the 2006 Long-Term Stock Compensation Plan for officers and key employees of the Company (“2006 Plan”). The effect of the adoption and approval of the 2006 Plan is that no further stock options may be granted under prior stock-based plans.

The Company did not grant or modify any stock-based compensation during the six-month period ended June 30, 2006. Since the Company’s adoption of SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R))” is effective for stock-based compensation that may be granted, modified or settled after December 31, 2005, and since all prior awards were applied with the fair value recognition provisions of SFAS No.123 and disclosed in accordance with APB No. 25, the Company has determined that, under SFAS No. 123(R), it will apply the modified prospective transition method for awards that may be granted under the 2006 Plan.

5. Business Segments

The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three- and six-month periods ending June 30, 2006 and 2005 and total assets as of the respective period-ends for the Company’s business segments. All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and for the Three Months Ended June 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$8,058	$7,321	$737	$-
Non-interest income [1]	1,541	1,461	95	(15)
Total revenue	9,599	8,782	832	(15)
Provision for loan and lease losses	314	189	125	-
Non-interest expense	6,220	5,784	451	(15)
Income before provision for income taxes	3,065	2,809	256	-
Provision for income taxes	951	863	88	-
Net income	$2,114	$1,946	$168	$-

Period-end total assets	$883,127	$877,504	$63,382	$(57,759)

(in thousands)	At and for the Three Months Ended June 30, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,879	$7,314	$565	$-
Non-interest income [1]	1,458	1,359	114	(15)
Total revenue	9,337	8,673	679	(15)
Provision for loan and lease losses	229	160	69	-
Gain on sale of investment securities	200	200	-	-
Non-interest expense	6,039	5,635	419	(15)
Income before provision for income taxes	3,269	3,078	191	-
Provision for income taxes	1,058	993	65	-
Net income	$2,211	$2,085	$126	$-

Period-end total assets	$904,839	$900,956	$44,730	$(40,847)

(in thousands)	At and for the Six Months Ended June 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$16,348	$14,941	$1,407	$-
Non-interest income [1]	2,845	2,696	179	(30)
Total revenue	19,193	17,637	1,586	(30)
Provision for loan and lease losses	314	189	125	-
Gain on sale of investment securities	28	28	-	-
Non-interest expense	12,180	11,280	930	(30)
Income before provision for income taxes	6,727	6,196	531	-
Provision for income taxes	2,151	1,969	182	-
Net income	$4,576	$4,227	$349	$-

Period-end total assets	$883,127	$877,504	$63,382	$(57,759)

(in thousands)	At and for the Six Months Ended June 30, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$15,358	$14,263	$1,095	$-
Non-interest income [1]	2,803	2,667	166	(30)
Total revenue	18,161	16,930	1,261	(30)
Provision for loan and lease losses	440	325	115	-
Gain on sale of investment securities	640	640	-	-
Non-interest expense	11,892	11,069	853	(30)
Income before provision for income taxes	6,469	6,176	293	-
Provision for income taxes	2,095	1,995	100	-
Net income	$4,374	$4,181	$193	$-

Period-end total assets	$904,839	$900,956	$44,730	$(40,847)

1 Excludes non-recurring gains which are reported separately.
2 Includes intersegment eliminations.

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

(in thousands)	Six Months Ended
	June 30,
	2006	2005

Service cost	$16	$27
Interest cost	25	14
Net periodic benefit expense	$41	$41

The Company expects to incur approximately $72,000 in net periodic benefit expense in 2006 relative to the directors’ retirement plan. The Company incurred expense of $41,000 for the six months ended June 30, 2006.

7.  New Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123(R) replaces previous requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The Company’s adoption of SFAS No. 123(R) is effective for stock-based compensation that may be granted or modified after December 31, 2005.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of June 30, 2006 and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2005, and the other information therein. The consolidated balance sheet as of June 30, 2006 and the consolidated statements of income and cash flows for the six-month periods ended June 30, 2006 and 2005 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GCB" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three and six months ended June 30, 2006. In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2005.

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

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company and is designated by the Federal Reserve Board as a financial holding company. Its primary business is banking, which it conducts in northern New Jersey through its wholly-owned New Jersey chartered bank subsidiary, GCB. GCB offers commercial and retail banking products and services, and securities brokerage services are offered through a third party provider. Highland Capital Corp., a wholly-owned subsidiary of GCB, is engaged in the business of leasing equipment to small and mid-sized businesses on a national basis.

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

Earnings Summary

Consolidated

Net income for the first six months of 2006 was $4.6 million, increasing $202,000 or 4.6% compared to $4.4 million reported for the first six months of 2005. Diluted earnings per share for the period were $0.55, a 3.8% increase over the $0.53 per share reported for the same period in the prior year.

The annualized returns on average equity (ROE) and average assets (ROA) for the first six months of 2006 were 13.85% and 1.04%, respectively, compared with 14.72% and 1.04% for the same period in the prior year.

For the second quarter of 2006, net income was $2.1 million or $0.25 per diluted share, representing a 4.4% decrease in net income from the $2.2 million or $0.27 per diluted share earned in the second quarter of 2005.

Earnings for the three and six months ending June 30, 2006 were affected by an incremental charge of $294,000, net of tax provision, taken in connection with the previously announced resignation of an executive officer. The charge equated to a reduction in diluted earnings of $0.04 per share in the second quarter of 2006.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing.

Community Banking and Leasing contributed $4.2 million and $349,000, respectively, to the Company’s net income for the first six months of 2006, compared to net income of $4.2 million and $193,000, respectively, for the first six months of 2005.

For the most recent three-month period, Community Banking and Leasing contributed net income of $1.9 million and $168,000, respectively, compared to net income of $2.1 million and $126,000, respectively, for the same period in 2005.

Net Interest Income

Net interest income for the six months ended June 30, 2006 increased $990,000, or 6.4%, to $16.3 million compared to the six months ended June 30, 2005. The net interest rate spread between average earning assets and average interest-bearing liabilities declined 11 basis points to 3.31%, from 3.42%, between the six-month periods ended June 30, 2006 and 2005, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. Increases in the average yield on earning assets and the average interest rate paid on interest-bearing liabilities were primarily a result of several Federal Reserve Bank interest rate increases over the past year.

For the second quarter of 2006, net interest income increased $179,000, or 2.3%, to $8.1 million primarily as a result of an increase in average loans and leases compared to the same period in the prior year.

The net interest margin on a tax equivalent basis was 4.02% and 4.05% for the three and six months ended June 30, 2006, respectively, compared to 3.96% and 3.98%, respectively, for the same periods in 2005.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated. Yields are reflected on a fully taxable equivalent basis.

(dollars in thousands)	Six Months Ended June 30,
	2006			2005
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities [1]	$126,535	$2,890	4.61%	$135,667	$2,871	4.27%
Due from banks - interest-bearing	8,192	186	4.58%	6,232	89	2.88%
Federal funds sold	13,644	310	4.58%	18,588	260	2.82%
Loans and leases, net unearned income [2]	671,731	23,459	7.04%	624,747	19,831	6.40%
Total earning assets	820,102	26,845	6.60%	785,234	23,051	5.92%
Less: Allowance for loan and lease losses	(9,553)			(9,253)
All other assets	76,087			74,563
Total assets	$886,636			$850,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Savings and interest-bearing checking	$329,833	$3,875	2.37%	$288,013	$1,653	1.16%
Time deposits	191,402	3,342	3.52%	199,110	2,559	2.59%
Federal funds and other borrowings [3]	88,449	2,132	4.86%	98,578	2,336	4.78%
Subordinated debentures	24,743	1,014	8.26%	24,743	1,014	8.26%
Total interest-bearing liabilities	634,427	10,363	3.29%	610,444	7,562	2.50%
Non interest-bearing deposits	175,613			171,247
Other liabilities	9,957			8,914
Shareholders' equity	66,639			59,939
Total liabilities and shareholders' equity	$886,636			$850,544

Net interest income and rate spread [1]		16,482	3.31%		15,489	3.42%
Less: Tax equivalent basis adjustment		(134)			(131)
Net interest income		$16,348			$15,358
Net interest margin [1,4]			4.05%			3.98%

[1] Tax equivalent basis.
[2] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[3] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[4] Net interest income divided by total earning assets.

Non-Interest Income

Non-interest income totaled $2.9 million for the six months ending June 30, 2006, decreasing $570,000 from the same prior-year period. Of the total decrease, gains on sale of investment securities declined $612,000, which was partially offset by growth in all other income of $113,000 consisting primarily of increases of $45,000 in brokerage commissions and advisory fees and $55,000 in title insurance fee income.

For the second quarter of 2006, non-interest income declined $117,000 compared to the same period in 2005. Included in the total, gains on sale of investment securities declined $200,000 compared with the first three months of 2005. All other income increased $113,000, primarily in title insurance fee income.

Non-Interest Expense

Non-interest expense totaled $12.2 million for the first six months of 2006, increasing $288,000 or 2.4% over the same period in 2005. Salaries and employee benefits increased $535,000, primarily due to a charge taken in connection with the previously announced executive officer resignation. This was partially offset by decreases of $105,000 in advertising costs and $47,000 in correspondent bank service charges. Additionally, occupancy and equipment expense declined $42,000 for the six months compared to the same period a year ago.

For the second quarter of 2006, total non-interest expense of $6.2 million increased $181,000, or 3.0%, from the level reported in the prior year quarter. Salaries and employee benefits totaling $3.9 million increased $500,000 over the second quarter of 2005 as a result of the charge taken in connection with the previously announced executive officer resignation. Decreases of $129,000 in advertising expense and $90,000 in office expense, as well as declines in several other expense categories, partially offset the charge.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three and six months ended June 30, 2006 was $314,000. There was no provision in the first quarter of 2006. The provision increased $85,000 in the three-month period and decreased $126,000 in the six-month period as compared to those respective periods a year ago, generally following the pattern of loan and lease growth and consistent with asset quality. Management continues to evaluate the rate of provision for loan and lease losses.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2006, when compared to the same periods in 2005, decreased $107,000 and increased $56,000, respectively. Change in the tax provisions from the prior year periods were directly related to the respective changes in pre-tax earnings. Effective tax rates were 31.0% and 32.4% for the respective 2006 periods, compared with 32.0% and 32.4% for the respective 2005 periods.

FINANCIAL CONDITION

ASSETS

Between December 31, 2005 and June 30, 2006 total assets decreased $42.7 million to $883.1 million. The decrease was attributable to declines in cash and cash equivalent balances and interest-bearing due from banks, and maturities of investment securities. The liquidity from these sources was used primarily to fund loan growth and deposit runoff.

Loans and Leases

Loans and leases, net of unearned income, increased from December 31, 2005 to June 30, 2006 by $22.0 million, or 3.3%, to $692.4 million. Increases occurred in commercial real estate loans and in lease receivables, while decreases occurred in residential real estate and construction loans.

The following table reflects the composition of the loan and lease portfolio as of the dates indicated.

	June 30,	December 31,
(in thousands)	2006	2005

Loans secured by one-to-four family residential properties	$146,135	$153,824
Loans secured by multifamily residential properties	35,216	35,563
Loans secured by nonresidential properties	348,014	323,031
Loans to individuals	3,820	3,722
Commercial loans	38,266	37,872
Construction loans	57,111	63,647
Lease financing receivables, net	64,190	53,302
Other loans	643	510
Total loans and leases	693,395	671,471
Less: Unearned income	(1,039)	(1,080)
Loans and leases, net of unearned income	$692,356	$670,391

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At June 30, 2006, nonperforming loans and leases totaled $1.2 million or 0.17% of total loans and leases, decreasing 6 basis points from the level reported at December 31, 2005.

The following table reflects the composition of the Company’s nonperforming assets at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2006	2005

Nonaccruing loans and leases	$1,040	$1,359
Renegotiated loans	127	154
Total nonperforming loans and leases	1,167	1,513
Loans past due 90 days and accruing	-	-
Other real estate owned, net	549	549
Total nonperforming assets	$1,716	$2,062

Nonperforming assets to total assets	0.19%	0.22%
Nonperforming loans and leases to total loans and leases	0.17%	0.23%
Nonperforming assets to total loans and leases and
other real estate owned	0.25%	0.31%

For the six-month periods ended June 30, 2006 and 2005, interest income of $35,000 and $54,000, respectively, would have been recorded on nonaccrual loans if the loans had been current throughout the periods.

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

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	June 30,	December 31,
	2006	2005

Recorded investment	$892	$1,175
Valuation allowance	-	-

	Six Months Ended June 30,
	2006	2005

Average recorded investment	$828	$1,387
Interest income recognized	41	74

The valuation allowance for impaired loans, if any, is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

Allowance for Loan and Lease Losses

Between December 31, 2005 and June 30, 2006, the allowance for loan and lease losses increased $203,000 to $9.7 million. The provision for loan and lease losses totaled $314,000 for the six-month period, while net charge-offs were $111,000. The allowance constituted 1.40% and 1.41% of total loans and leases on June 30, 2006 and December 31, 2005, respectively.

The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at June 30, 2006 is adequate, and continues to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolio.

The following table reflects transactions affecting the allowance for loan and lease losses for the six-month periods indicated.

(dollars in thousands)	Six Months Ended June 30,
	2006	2005

Balance at January 1	$9,478	$8,918
Charge-offs:
Commercial	(25)	-
Lease financing receivables	(164)	(269)
Credit cards and related plans	(3)	(6)
	(192)	(275)
Recoveries:
Commercial	-	28
Lease financing receivables	79	7
Installment loans to individuals	-	5
Credit cards and related plans	2	-
	81	40
Net charge-offs	(111)	(235)
Provision charged to operations	314	440
Balance at June 30	$9,681	$9,123

Net charge-offs to average loans and leases (annualized)	(0.03% )	(0.08% )

Investment Securities

At June 30, 2006, investment securities totaling $116.9 million declined $17.3 million from December 31, 2005. Portfolio activity included approximately $8.4 million in securities purchases and $25.3 million in principal paydowns, maturities and sales during the six-month period. Change in volume mix included a $2.0 million net decrease in securities held-to-maturity and a $15.4 million net decrease in securities available-for-sale.

Cash and Cash Equivalents

Cash and cash equivalents decreased $41.4 million to $24.2 million between December 31, 2005 and June 30, 2006. The decrease was used primarily to fund loan and lease growth and a decline in total deposits during the period.

LIABILITIES

Between December 31, 2005 and June 30, 2006, total liabilities decreased $45.4 million to $815.8 million. The decrease was primarily attributable to a $39.3 million decrease in total deposits and a $10.0 million reduction in FHLB Advances.

Deposits

Total deposits declined $39.3 million to $696.8 million for the six-month period ended June 30, 2006, decreasing primarily in non-interest bearing deposits, interest-bearing checking and time deposits less than $100,000. Time deposits less than $100,000, decreasing $24.2 million in the period, were allowed to runoff due to a December 2005 time deposit promotion which had the effect of pre-funding early 2006 maturities, coupled with less loan demand in early 2006.

Liquidity

The Company manages its liquidity primarily under the direction of GCB’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and for other obligations. Primary sources of liquidity at June 30, 2006 totaled $98.5 million, or 11.2% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks, compared to $161.2 million, or 17.4% of total assets, at December 31, 2005.

As of June 30, 2006, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2005.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $67.3 million at June 30, 2006 was 7.6% of total assets, increasing $2.8 million, compared with $64.5 million or 7.0% of total assets at December 31, 2005. The increase was primarily attributable to retained earnings, proceeds from the exercise of stock options and proceeds from the issuance of stock pursuant to the Company’s Dividend Reinvestment Plan during the period.

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

The following table provides selected regulatory capital ratios and required minimum regulatory capital ratios for the Company and GCB at June 30, 2006.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital
Greater Community Bancorp	$90,286	12.46%	$57,969	8.00%	n/a	n/a
Greater Community Bank	84,876	11.76%	57,739	8.00%	$72,173	10.00%

Tier 1 risk-based capital
Greater Community Bancorp	77,104	10.64%	28,986	4.00%	n/a	n/a
Greater Community Bank	75,960	10.53%	28,855	4.00%	43,282	6.00%

Tier 1 leverage capital
Greater Community Bancorp	77,104	8.89%	34,692	4.00%	n/a	n/a
Greater Community Bank	75,960	8.82%	34,449	4.00%	43,061	5.00%

n/a = not applicable

In the last two quarters of 2005 and the first quarter of 2006 the Company declared cash dividends at the rate of $0.13 per share, or an annual rate of $0.52 per share. During the second quarter of 2006 the Company increased the declared quarterly cash dividend to $0.14 per share, or an annual rate of $0.56 per share. The combined effect of the Company’s declaration of a 2.5% stock dividend during the second quarter of 2006 and the $0.01 per share increase in the quarterly cash dividend was to increase the annual return from cash dividends by 10.2%.

The Company's Board of Directors believes that dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue a policy of regularly declaring dividends to shareholders.

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

(b)  Changes in internal controls.

No significant change in the Company’s internal control over financial reporting has occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on April 18, 2006. The results of voting on matters coming before the stockholders were reported in Part II, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greater Community Bancorp
(registrant)

Date: August 8, 2006	/s/ Stephen J. Mauger
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

4.1
Junior Subordinated Indenture between the Company and Deutsche Bank Trust Company Americas as Trustee, dated May 24, 2002 (incorporated by reference to Exhibit 4.1 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

4.4
Amended and Restated Trust among Greater Community Bancorp as Depositor, Deutsche Bank Trust Company Americas as Property Trustee, and Deutsche Bank Trust (Delaware) as Delaware Trustee, dated May 24, 2002 (incorporated by reference to Exhibit 4.4 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

4.6
Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) dated May 24, 2002 (incorporated by reference to Exhibit 4.6 of Exhibits to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

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

10.10	Amended Employment and Waiver Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on December 22, 2004)

10.11	Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)

10.12	Employment Agreement of C. Mark Campbell dated March 2, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on March 8, 2005)

10.13	Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)

E-1

Exhibit Index (continued)

Exhibit

No.	Description

10.14	Employment Agreement of C. Mark Campbell as of July 31, 2006 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 11, 2006)

31.1	Certification of Chief Executive Officer dated August 8, 2006

31.2	Certification of Chief Financial Officer dated August 8, 2006

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350 dated August 8, 2006

99
Greater Community Bancorp 2006 Long-Term Stock Compensation Plan Adopted April 18, 2006 (incorporated by reference to Exhibit 99 of Exhibits to Form S-8 Registration Statement filed by Greater Community Bancorp under the Securities Act of 1933, Registration No. 333-134205, filed May 17, 2006)

E-2