Form 10-Q
period 2006-09-30
GREATER COMMUNITY BANCORP
filed 2006-11-08
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-14294

Greater Community Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.50 par value, 8,352,696 shares outstanding at October 31, 2006.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$20,968	$23,577
FEDERAL FUNDS SOLD	12,000	42,000
Total cash and cash equivalents	32,968	65,577
DUE FROM BANKS - Interest-bearing	6,965	11,600
INVESTMENT SECURITIES - Available-for-sale	67,810	83,977
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
$47,011 and $49,685 at September 30, 2006 and December 31, 2005, respectively)	47,303	50,220
Total investment securities	115,113	134,197
LOANS AND LEASES, net of unearned income	699,532	670,391
Less: Allowance for loan and lease losses	(9,828)	(9,478)
Net loans and leases	689,704	660,913
PREMISES AND EQUIPMENT, net	10,178	10,341
ACCRUED INTEREST RECEIVABLE	4,321	3,894
OTHER REAL ESTATE OWNED	549	549
BANK-OWNED LIFE INSURANCE	15,357	15,005
GOODWILL	11,574	11,574
OTHER ASSETS	12,241	12,148
TOTAL ASSETS	$898,970	$925,798

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$157,387	$177,907
Interest-bearing checking	88,233	94,255
Money market	184,454	165,469
Savings	71,083	85,275
Time deposits less than $100	124,848	150,578
Time deposits $100 and over	81,769	62,596
Total deposits	707,774	736,080
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	10,175	9,126
FHLB ADVANCES	75,000	80,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	3,978	2,420
OTHER LIABILITIES	8,143	8,888
Total liabilities	829,813	861,257
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,352,696 and
7,988,182 shares outstanding at September 30, 2006 and December 31, 2005, respectively	4,176	3,994
Additional paid-in capital	57,581	53,907
Retained earnings	6,564	6,216
Accumulated other comprehensive income	836	424
Total shareholders' equity	69,157	64,541
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$898,970	$925,798

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans and leases	$12,245	$11,029	$35,704	$30,860
Investment securities	1,353	1,393	4,109	4,133
Federal funds sold and deposits with banks	257	284	753	633
Total interest income	13,855	12,706	40,566	35,626

INTEREST EXPENSE:
Deposits	4,526	2,709	11,743	6,922
Short-term borrowings	1,060	1,166	3,191	3,502
Long-term borrowings	507	507	1,521	1,521
Total interest expense	6,093	4,382	16,455	11,945

NET INTEREST INCOME	7,762	8,324	24,111	23,681

PROVISION FOR LOAN AND LEASE LOSSES	177	260	491	700
Net interest income after provision for loan and lease losses	7,585	8,064	23,620	22,981

NON-INTEREST INCOME:
Service charges on deposit accounts	686	742	2,103	2,203
Commissions and fees	305	380	907	1,124
Loan fee income	223	114	505	383
Gain on sale of investment securities	137	-	165	640
Bank-owned life insurance	117	120	352	380
All other income	146	23	454	92
Total non-interest income	1,614	1,379	4,486	4,822

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,204	3,380	10,512	10,154
Occupancy and equipment	907	941	2,742	2,814
Regulatory, professional and other fees	503	601	1,613	1,787
Computer services	201	251	644	707
Office expenses	252	288	781	881
Other operating expenses	566	592	1,520	1,603
Total non-interest expense	5,633	6,053	17,812	17,946

INCOME BEFORE PROVISION FOR INCOME TAXES	3,566	3,390	10,294	9,857
PROVISION FOR INCOME TAXES	1,164	1,122	3,316	3,215

NET INCOME	$2,402	$2,268	$6,978	$6,642

Weighted average shares outstanding - Basic	8,351	8,088	8,332	8,028
Weighted average shares outstanding - Diluted	8,383	8,265	8,365	8,206

Earnings per share - Basic	$0.29	$0.28	$0.84	$0.83
Earnings per share - Diluted	$0.29	$0.27	$0.83	$0.81

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders' Equity

Nine Months Ended September 30, 2006

BALANCE: January 1, 2006	$3,994	$53,907	$6,216	$424		$64,541
Net income	-	-	6,978	-	$6,978	6,978
Exercise of stock options	70	234	-	-		304
Issuance of common stock	11	320	-	-		331
Stock-based compensation	-	2	-	-		2
Cash dividends, $0.41 per share	-	-	(3,411)	-		(3,411)
2.5% stock dividend	101	3,118	(3,219)	-		-
Other comprehensive income, net
of reclassification adjustments
and net of tax expense of $78	-	-	-	412	412	412
Total comprehensive income					$7,390
BALANCE: September 30, 2006	$4,176	$57,581	$6,564	$836		$69,157

Nine Months Ended September 30, 2005

BALANCE: January 1, 2005	$3,785	$48,538	$4,475	$1,817		$58,615
Net income	-	-	6,642	-	$6,642	6,642
Exercise of stock options	72	763	-	-		835
Issuance of common stock	20	644	-	-		664
Cash dividends, $0.38 per share	-	-	(2,969)	-		(2,969)
2.5% stock dividend	96	3,009	(3,105)	-		-
Other comprehensive (loss), net of
reclassification adjustments
and net of tax benefit of $948	-	-	-	(1,075)	(1,075)	(1,075)
Total comprehensive income					$5,567
BALANCE: September 30, 2005	$3,973	$52,954	$5,043	$742		$62,712

The accompanying notes to consolidated financial statements are an integral part of these statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,978	$6,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	797	923
Amortization of premium (accretion of discount) on securities, net	(24)	130
Provision for loan and lease losses	491	700
(Gain) on sale of securities, net	(165)	(640)
Stock-based compensation	2	-
Recognized loss on impaired securities	23	-
(Increase) in accrued interest receivable	(427)	(1,112)
(Increase) in bank-owned life insurance and other assets	(521)	(443)
Increase in accrued expenses and other liabilities	813	4,890
Net cash provided by operating activities	7,967	11,090

CASH FLOWS FROM INVESTING ACTIVITIES:

Available-for-sale investment securities
Purchases	(1,547)	(999)
Sales	228	1,572
Maturities and principal paydowns	18,040	20,419
Held-to-maturity investment securities
Purchases	(6,883)	(24,206)
Maturities and principal paydowns	9,900	978
Net (increase) decrease in interest-bearing deposits with banks	4,635	(4,372)
Net (increase) in loans and leases	(29,282)	(45,897)
Capital expenditures	(634)	(1,302)
Net cash (used in) investing activities	(5,543)	(53,807)

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts	(28,306)	119,637
(Decrease) in federal funds purchased	-	(40,000)
Increase in securities sold under agreements to repurchase	1,049	3,654
(Decrease) in FHLB advances	(5,000)	-
Dividends paid to common shareholders	(3,411)	(2,845)
Proceeds from exercise of stock options	304	835
Proceeds from issuance of common stock	331	664
Net cash provided by (used in) financing activities	(35,033)	81,945

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(32,609)	$39,228

CASH AND CASH EQUIVALENTS, beginning of period	65,577	32,322

CASH AND CASH EQUIVALENTS, end of period	$32,968	$71,550

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of equity and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2. Dividends

On September 19, 2006, the Company’s Board of Directors declared a declared a quarterly cash dividend of $0.14 per share on the Company’s common stock. The record date of the dividend was October 13, 2006 and the payment date was October 31, 2006.

3. Earnings Per Share (EPS)

The Company’s reported diluted earnings per share of $0.29 and $0.27 for the three-month periods and $0.83 and $0.81 for the nine-month periods ended September 30, 2006 and 2005, respectively, take into consideration the dilutive effects of the Company’s outstanding common stock equivalents, namely, stock options.

(in thousands, except per share data)	Three Months Ended September 30, 2006
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,402	8,351	$0.29
Effect of Dilutive Securities
Stock options	-	32	-
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,402	8,383	$0.29

(in thousands, except per share data)	Three Months Ended September 30, 2005
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,268	8,088	$0.28
Effect of Dilutive Securities
Stock options	-	177	(0.01)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,268	8,265	$0.27

(in thousands, except per share data)	Nine Months Ended September 30, 2006
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$6,978	8,332	$0.84
Effect of Dilutive Securities
Stock options	-	33	(0.01)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$6,978	8,365	$0.83

(in thousands, except per share data)	Nine Months Ended September 30, 2005
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$6,642	8,028	$0.83
Effect of Dilutive Securities
Stock options	-	178	(0.02)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$6,642	8,206	$0.81

4. Stock-Based Compensation

The Company has five stock-based employee and director compensation plans (“Plans”), including the 2006 Plan (as defined below) which was approved by shareholders on April 18, 2006:
▪	1996 Stock Option Plan for Nonemployee Directors (the “1996 Directors Plan”)
▪	1996 Employee Stock Option Plan (the “1996 Employee Plan”)
▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)
▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)
▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amount of cumulatively granted awards, net of cancellations, through September 30, 2006. Authorized awards and grants are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.
	Authorized Stock Option Awards	Authorized Restricted Stock Awards	Total	Cumulative Granted, Net of Cancellations (1)	Awards Available for Grant
1996 Directors Plan	308,455	-	308,455	306,074	-
1996 Employee Plan	649,379	-	649,379	573,878	-
2001 Directors Plan	68,149	-	68,149	61,290	-
2001 Employee Plan	365,086	-	365,086	238,637	-
2006 Plan	410,000	102,500	410,000(2)	10,000	400,000

(1) Non-qualified options.
(2) The Company may award up to a total of 410,000 shares of which a maximum of 102,500 shares may be in restricted stock awards.

Generally under all Plans, the option exercise price equals the market price on the date of the grant. Except for the 2006 Plan, the option is generally vested over a 5 year period and has a 10 year contractual term. The 2006 Plan allows the Board of Directors to grant awards under varying vesting schedules and contractual terms.

In December 2005, the Company accelerated the vesting of all unvested stock options in the two 1996 Plans and the two 2001 Plans, so that all such options became fully vested and exercisable at that time. In April 2006, the Company’s shareholders approved the 2006 Plan for officers and key employees of the Company. The 2006 Plan provides for awards of non-qualified stock options and restricted stock.

Prior to January 1, 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No compensation cost was recognized for stock options in the consolidated statements of income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. However, there was compensation expense of approximately $11,000 before tax recorded in the year ended December 31, 2005 related to the accelerated vesting of all unvested stock options (discussed above) in accordance with Financial Standards Accounting Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R))” for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized includes compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company granted no options in the first half of 2006. Because at the time all of the Company’s stock options were fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share for the six months ending June 30, 2006 from adopting SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS No. 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method).

The Company granted 10,000 stock options under the 2006 Plan during the three-month period ended September 30, 2006, at an exercise price of $15.12. The grants vest in 4 years and have an 8-year contractual term. The fair value of each grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: expected dividend yield 3.80%; expected volatility 45%; risk-free interest rate 4.77%; and expected life 5.3 years. The fair value of each grant was estimated to be $5.09. The following is a description of the weighted-average assumptions used to estimate fair value:

▪
Expected dividend yield is an annualized rate calculated using the most recent declared dividend at time of grant and the Company’s average trailing twelve-month adjusted daily stock price at date of grant.

▪
Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

▪	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.
▪	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, vesting period and historical exercise/forfeiture behavior, if any.

The total compensation expense before tax recognized in earnings in the three and nine months ended September 30, 2006 was approximately $2,000.

The following table presents the impact of the adoption of SFAS No. 123(R) on the Company’s consolidated statements of income for the three and nine months ended September 30, 2006:

(in thousands, except per share data)	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Under			Under
	SFAS	Under		SFAS	Under
	123(R)	APB 25	Difference	123(R)	APB 25	Difference
Income before provision for income taxes	$3,566	$3,568	($2)	$10,294	$10,296	($2)
Net income	$2,402	$2,403	($1)	$6,978	$6,979	($1)

Earnings per share - basic	$0.29	$0.29	$0.00	$0.84	$0.84	$0.00
Earnings per share - diluted	$0.29	$0.29	$0.00	$0.83	$0.83	$0.00

As of September 30, 2006, there was approximately $49,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock-based plans. That cost is expected to be recognized over a remaining requisite service period of 3.8 years.

For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options was amortized into expense over the vesting period of the options. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation.

(in thousands, except per share data)		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	As reported	$2,268	$6,642
Less: stock-based compensation costs determined
under fair value-based method for all awards		(73)	(221)
	Pro forma	$2,195	$6,421

Earnings per share - basic	As reported	$0.28	$0.83
	Pro forma	0.27	0.80
Earnings per share - diluted	As reported	0.27	0.81
	Pro forma	0.27	0.78

Transactions under the Company’s Plans for the nine months ended September 30, 2006 are summarized in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	374,840	$9.35
Granted	10,000	15.12
Exercised	(185,154)	5.88
Terminated	(1,119)	14.49
Outstanding at September 30, 2006	198,567	$12.84	4.8	$525,721
Exercisable at September 30, 2006	188,567	$12.72	4.7	$522,021

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated by multiplying the number of shares of in-the-money options times the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $1,638,420 and $1,391,041, respectively. The aggregate intrinsic value of the stock options exercised during the three months ended September 30, 2006 and 2005 was $28,641 and $548,797, respectively. Exercise of stock options during the nine months ended September 30, 2006 and 2005 resulted in cash receipts of approximately $469,000 and $835,000, respectively.

The Company’s present policy is to issue new shares upon share option exercise.

On July 31, 2006, the Company paid a 2.5% stock dividend to all shareholders of record as of July 14, 2006 and, accordingly, all share amounts have been restated to include the effect of the distribution.

5. Business Segments

The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three- and nine-month periods ending September 30, 2006 and 2005 and total assets as of the respective period-ends for the Company’s business segments. All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and for the Three Months Ended September 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,762	$7,101	$661	$-
Non-interest income [1]	1,477	1,394	101	(18)
Total revenue	9,239	8,495	762	(18)
Provision for loan and lease losses	177	99	78	-
Gain on sale of investment securities	137	137	-
Non-interest expense	5,633	5,184	467	(18)
Income before provision for income taxes	3,566	3,349	217	-
Provision for income taxes	1,164	1,074	90	-
Net income	$2,402	$2,275	$127	$-

Period-end total assets	$898,970	$893,174	$65,700	$(59,904)

(in thousands)	At and for the Three Months Ended September 30, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$8,324	$7,754	$570	$-
Non-interest income [1]	1,379	1,321	73	(15)
Total revenue	9,703	9,075	643	(15)
Provision for loan and lease losses	260	200	60	-
Non-interest expense	6,053	5,643	425	(15)
Income before provision for income taxes	3,390	3,232	158	-
Provision for income taxes	1,122	1,068	54	-
Net income	$2,268	$2,164	$104	$-

Period-end total assets	$917,764	$913,487	$48,097	$(43,820)

(in thousands)	At and for the Nine Months Ended September 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$24,111	$22,043	$2,068	$-
Non-interest income [1]	4,321	4,087	281	(47)
Total revenue	28,432	26,130	2,349	(47)
Provision for loan and lease losses	491	288	203	-
Gain on sale of investment securities	165	165	-	-
Non-interest expense	17,812	16,461	1,398	(47)
Income before provision for income taxes	10,294	9,546	748	-
Provision for income taxes	3,316	3,044	272	-
Net income	$6,978	$6,502	$476	$-

Period-end total assets	$898,970	$893,174	$65,700	$(59,904)

(in thousands)	At and for the Nine Months Ended September 30, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$23,681	$22,016	$1,665	$-
Non-interest income [1]	4,182	3,988	239	(45)
Total revenue	27,863	26,004	1,904	(45)
Provision for loan and lease losses	700	525	175	-
Gain on sale of investment securities	640	640	-	-
Non-interest expense	17,946	16,713	1,278	(45)
Income before provision for income taxes	9,857	9,406	451	-
Provision for income taxes	3,215	3,061	154	-
Net income	$6,642	$6,345	$297	$-

Period-end total assets	$917,764	$913,487	$48,097	$(43,820)

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

(in thousands)	Nine Months Ended
	September 30,
	2006	2005
Service cost	$23	$34
Interest cost	39	20
Net periodic benefit expense	$62	$54

The Company expects to incur approximately $72,000 in net periodic benefit expense in 2006 relative to the directors’ retirement plan.

7. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets of liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This Statement

requires an employer to recognize the overfunded or underfunded status of a defined postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the fiscal year-end statement of financial position. Requirements for the recognition of the funded status of a defined postretirement plan and to provide the required disclosures are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of September 30, 2006 and the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2005, and the other information therein. The consolidated balance sheet as of September 30, 2006, the consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of equity and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data. As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GCB" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three and nine months ended September 30, 2006. In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2005.

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

Earnings Summary

Consolidated
Net income for the first nine months of 2006 was $7.0 million, increasing $336,000 or 5.1% compared to $6.6 million reported for the first nine months of 2005. Diluted earnings per share for the period were $0.83, a 2.5% increase over the $0.81 per share reported for the same period in the prior year.

Earnings for the nine months ending September 30, 2006 were affected by an incremental charge of $294,000, net of tax provision, taken in the second quarter of 2006 in connection with the resignation of an executive officer. The charge equated to a reduction in diluted earnings of $0.04 per share in that period.

The annualized returns on average equity (ROE) and average assets (ROA) for the first nine months of 2006 were 13.92% and 1.05%, respectively, compared with 14.66% and 1.03% for the same period in the prior year.

For the third quarter of 2006, net income was $2.4 million or $0.29 per diluted share, representing a 5.9% increase in net income from the $2.3 million or $0.27 per diluted share earned in the third quarter of 2005.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing.

Community Banking and Leasing contributed $6.5 million and $476,000, respectively, to the Company’s net income for the first nine months of 2006, compared to net income of $6.3 million and $297,000, respectively, for the first nine months of 2005.

For the most recent three-month period, Community Banking and Leasing contributed net income of $2.3 million and $127,000, respectively, compared to net income of $2.2 million and $104,000, respectively, for the same period in 2005.

Net Interest Income

Net interest income for the nine months ended September 30, 2006 increased $430,000, or 1.8%, to $24.1 million compared to the nine months ended September 30, 2005. The net interest rate spread between average earning assets and average interest-bearing liabilities declined 24 basis points to 3.18%, from 3.42%, between the nine-month periods ended September 30, 2006 and 2005, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. Increases in the average yield on earning assets and the average interest rate paid on interest-bearing liabilities were primarily a result of several Federal Reserve Bank interest rate increases over the past nine months.

For the third quarter of 2006, net interest income decreased $562,000, or 6.8%, to $7.8 million primarily as a result of an increase in the cost of deposits. A flat, and often inverted, yield curve emerged during the quarter which caused heightened competition for deposit acquisition at higher interest rates.

The net interest margin on a tax equivalent basis was 3.74% and 3.95% for the three and nine months ended September 30, 2006, respectively, compared to 4.06% and 4.01%, respectively, for the same periods in 2005.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated. Yields are reflected on a fully taxable equivalent basis.

(dollars in thousands)	Nine Months Ended September 30,
	2006			2005
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities [1]	$122,895	$4,313	4.69%	$135,647	$4,328	4.27%
Due from banks - interest-bearing	7,473	258	4.62%	6,996	159	3.04%
Federal funds sold	13,861	495	4.77%	20,737	474	3.06%
Loans and leases, net unearned income [2]	679,527	35,704	7.02%	633,618	30,860	6.51%
Total earning assets	823,756	40,770	6.62%	796,998	35,821	6.01%
Less: Allowance for loan and lease losses	(9,641)			(9,280)
All other assets	75,843			75,657
Total assets	$889,958			$863,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$331,599	$6,294	2.54%	$293,199	$2,828	1.29%
Time deposits	196,309	5,449	3.71%	202,478	4,094	2.70%
Federal funds and other borrowings [3]	86,861	3,191	4.91%	97,032	3,502	4.83%
Subordinated debentures	24,743	1,521	8.22%	24,743	1,521	8.22%
Total interest-bearing liabilities	639,512	16,455	3.44%	617,452	11,945	2.59%
Non interest-bearing deposits	173,285			175,576
Other liabilities	10,123			9,757
Shareholders' equity	67,038			60,590
Total liabilities and shareholders' equity	$889,958			$863,375

Net interest income and rate spread [1]		24,315	3.18%		23,876	3.42%
Less: tax equivalent basis adjustment		(204)			(195)
Net interest income		$24,111			$23,681
Net interest margin [1,4]			3.95%			4.01%

[1] Yield/rate on a tax equivalent basis.
[2] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[3] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[4] Net interest income divided by total earning assets.

Non-Interest Income

Non-interest income totaled $4.5 million for the nine months ending September 30, 2006, decreasing $336,000 from the same prior-year period. Of the total decrease, gains on sale of investment securities declined $475,000. Service charges on deposit accounts decreased $100,000 from a reduction in overdraft fee income, and commissions and fees decreased $217,000 primarily in brokerage commissions and advisory fees and ATM surcharge fees. The decreases were partially offset by a $362,000 increase in all other income, primarily from title insurance fee income and wire transfer fees. Loan fee income increased $122,000, primarily from fees on sales of mortgage loans held for sale and from leasing late fees.

For the third quarter of 2006, non-interest income increased $235,000 compared to the same period in 2005. Included in the total, gains on sale of investment securities increased $137,000 compared with the third quarter of 2005. Loan fee income increased $109,000, and all other income increased $123,000 primarily in title insurance fees and wire transfer fees. Decreases in non-interest income for the third quarter compared with the same quarter a year ago occurred primarily in service charges on deposit accounts and commissions and fees.

Non-Interest Expense

Non-interest expense totaled $17.8 million for the first nine months of 2006, decreasing $134,000 or 0.7% from the same period in 2005. Regulatory, professional and other fees decreased $174,000, consisting primarily of audit and examination expenses, and office expenses decreased $100,000. Additionally, advertising expense decreased $100,000 in the current nine months compared with the same period a year ago. The expense decreases were partially offset by an increase in salaries and employee benefits of $358,000, which was primarily due to a charge taken in the second quarter of 2006 in connection with a previously announced executive officer resignation.

For the third quarter of 2006, total non-interest expense of $5.6 million decreased $420,000 or 6.9% from the level reported in the prior-year same quarter. Salaries and employee benefits totaling $3.2 million decreased $176,000 primarily due to reductions in healthcare and 401(k) expenses. Regulatory, professional and other fees decreased $98,000 primarily in audit and examination expenses. Decreases in computer services and office expenses, as well as declines in several other expense categories, comprised the change in non-interest expense in the quarter compared with the same quarter a year ago.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three and nine months ended September 30, 2006 was $177,000 and $491,000, respectively. The provision decreased $83,000 in the three-month period and $209,000 in the nine-month period as compared to the respective periods a year ago, generally following the pattern of loan and lease growth and consistent with asset quality. Management continues to evaluate the rate of provision for loan and lease losses.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2006, when compared to the same periods in 2005, increased $42,000 and $101,000, respectively. Changes in the tax provisions from the prior year periods were directly related to the respective changes in pre-tax earnings. Effective tax rates were 32.6% and 32.2% for the respective 2006 periods, compared with 33.1% and 32.6% for the respective 2005 periods.

FINANCIAL CONDITION

ASSETS

Between December 31, 2005 and September 30, 2006 total assets decreased $26.8 million to $899.0 million. The decrease was attributable to declines in cash and cash equivalent balances and interest-bearing due from banks, and maturities of investment securities. The liquidity from these sources was used primarily to fund loan growth and deposit runoff.

Loans and Leases

Loans and leases, net of unearned income, increased from December 31, 2005 to September 30, 2006 by $29.1 million, or 4.3%, to $699.5 million. Increases occurred in commercial real estate loans and in lease receivables, while decreases occurred in residential real estate and construction loans. Due primarily to business focus and market conditions, the Company continues to grow its commercial real estate and lease receivables portfolios.

The following table reflects the composition of the loan and lease portfolio as of the dates indicated.

(in thousands)	September 30,	December 31,
	2006	2005
Loans secured by one-to-four family residential properties	$145,446	$153,824
Loans secured by multifamily residential properties	34,956	35,563
Loans secured by nonresidential properties	359,687	323,031
Loans to individuals	3,725	3,722
Commercial loans	37,599	37,872
Construction loans	52,089	63,647
Lease financing receivables, net	66,517	53,302
Other loans	603	510
Total loans and leases	700,622	671,471
Less: Unearned income	(1,090)	(1,080)
Loans and leases, net of unearned income	$699,532	$670,391

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At September 30, 2006, nonperforming loans and leases totaled $905,000 or 0.13% of total loans and leases, decreasing 10 basis points from the level reported at December 31, 2005.

The following table reflects the composition of the Company’s nonperforming assets at the dates indicated.

(dollars in thousands)	September 30,	December 31,
	2006	2005
Nonaccruing loans and leases	$793	$1,359
Renegotiated loans	112	154
Total nonperforming loans and leases	905	1,513
Loans past due 90 days and accruing	29	-
Other real estate owned, net	549	549
Total nonperforming assets	$1,483	$2,062

Nonperforming assets to total assets	0.16%	0.22%
Nonperforming loans and leases to total loans and leases	0.13%	0.23%
Nonperforming assets to total loans and leases and
other real estate owned	0.21%	0.31%

For the nine-month periods ended September 30, 2006 and 2005, interest income of $49,000 and $105,000, respectively, would have been recorded on nonaccrual loans if the loans had been current throughout the periods.

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

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	September 30,	December 31,
	2006	2005
Recorded investment	$679	$1,175
Valuation allowance	-	-

	Nine Months Ended September 30,
	2006	2005
Average recorded investment	$741	$1,619
Interest income recognized	45	109

The valuation allowance for impaired loans, if any, is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

Allowance for Loan and Lease Losses

Between December 31, 2005 and September 30, 2006, the allowance for loan and lease losses increased $350,000 to $9.8 million. The provision for loan and lease losses totaled $491,000 for the nine-month period, while net charge-offs were $141,000. The allowance constituted 1.40% and 1.41% of total loans and leases on September 30, 2006 and December 31, 2005, respectively.

The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at September 30, 2006 is adequate, and continues to evaluate the rate of provisioning relative to the soundness of asset quality and performance trends of the loan and lease portfolio.

The following table reflects transactions affecting the allowance for loan and lease losses for the nine-month periods indicated.

(dollars (in thousands)	Nine Months Ended September 30,
	2006	2005
Balance at January 1	$9,478	$8,918
Charge-offs:
Commercial	(25)	-
Lease financing receivables	(272)	(350)
Credit cards and related plans	(5)	(6)
	(302)	(356)
Recoveries:
Commercial	1	29
Lease financing receivables	158	22
Installment loans to individuals	-	5
Credit cards and related plans	2	-
	161	56
Net charge-offs	(141)	(300)
Provision charged to operations	491	700
Balance at September 30	$9,828	$9,318

Net charge-offs to average loans and leases (annualized)	(0.03% )	(0.06% )

Investment Securities

At September 30, 2006, investment securities totaling $115.1 million declined $19.1 million from December 31, 2005. The decrease was used to partially fund loan and lease growth and a decline in total deposits during the period. Portfolio activity included approximately $8.4 million in securities purchases and $28.2 million in principal paydowns, maturities and sales during the nine-month period. Change in volume mix included a $2.9 million net decrease in securities held-to-maturity and a $16.2 million net decrease in securities available-for-sale.

Cash and Cash Equivalents

Cash and cash equivalents decreased $32.6 million to $33.0 million between December 31, 2005 and September 30, 2006. The decrease was used primarily to fund loan and lease growth and a decline in total deposits during the period.

LIABILITIES

Between December 31, 2005 and September 30, 2006, total liabilities decreased $31.4 million to $829.8 million. The decrease was primarily attributable to a $28.3 million decrease in total deposits and a $5.0 million reduction in FHLB Advances.

Deposits

Total deposits declined $28.3 million to $707.8 million for the nine-month period ended September 30, 2006, decreasing primarily in non-interest bearing deposits, savings and time deposits less than $100,000. Time deposits less than $100,000 decreased $25.7 million in the period, largely due to runoff in connection with a December 2005 time deposit promotion which had the effect of pre-funding early 2006 maturities.

Liquidity

The Company manages its liquidity primarily under the direction of GCB’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and for other obligations. Primary sources of liquidity at September 30, 2006 totaled $107.7 million, or 12.0% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks, compared to $161.2 million, or 17.4% of total assets, at December 31, 2005.

As of September 30, 2006, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2005.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $69.2 million at September 30, 2006 was 7.7% of total assets, increasing $4.6 million, compared with $64.5 million or 7.0% of total assets at December 31, 2005. The increase was primarily attributable to retained earnings, proceeds from the exercise of stock options and proceeds from the issuance of stock pursuant to the Company’s Dividend Reinvestment Plan during the period.

The Company is subject to regulation by the Federal Reserve Board. GCB is subject to regulation by both the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Such regulators have promulgated risk-based capital guidelines that require the Company and GCB to meet those guidelines that involve quantitative measures of assets, and certain off-balance sheet items, calculated as risk-adjusted assets under regulatory accounting practices.

The Company and GCB remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews capital requirements, expansion strategies and related capital alternatives on an ongoing basis.

The following table provides selected regulatory capital ratios and required minimum regulatory capital ratios for the Company and GCB at September 30, 2006.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
(dollars in thousands)	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Greater Community Bancorp	$91,380	12.48%	$58,577	8.00%	n/a	n/a
Greater Community Bank	86,213	11.83%	58,301	8.00%	$72,877	10.00%

Tier 1 risk-based capital
Greater Community Bancorp	78,449	10.71%	29,299	4.00%	n/a	n/a
Greater Community Bank	77,138	10.58%	29,164	4.00%	43,746	6.00%

Tier 1 leverage capital
Greater Community Bancorp	78,449	8.87%	35,377	4.00%	n/a	n/a
Greater Community Bank	77,138	8.76%	35,223	4.00%	44,029	5.00%

n/a = not applicable

In the last two quarters of 2005 and the first quarter of 2006 the Company declared cash dividends at the rate of $0.13 per share, or an annual rate of $0.52 per share. During the second quarter of 2006, the Company increased the declared quarterly cash dividend to $0.14 per share, or an annual rate of $0.56 per share. The combined effect of the Company’s declaration of a 2.5% stock dividend during the third quarter of 2006 and the $0.01 per share increase in the quarterly cash dividend was to increase the annual return from cash dividends by 10.2%.

The Company's Board of Directors believes that dividends are an important component of shareholder value and that at its current level of performance and capital, the Company will continue a policy of regularly declaring dividends to shareholders.

Some Specific Factors Affecting Future Results of Operations

Future movement of interest rates cannot be predicted with certainty. Since 2004, the Company, along with other financial institutions, has experienced a rising interest rate environment. The Company’s interest rate risk profile is positioned in such a way that moderate increases in interest rates likely will not have a significant impact on the results of operations. However, because overall future performance is dependent on many other factors, past performance is not necessarily an indication of future results.

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

(b)  Changes in internal controls.

No significant change in the Company’s internal control over financial reporting has occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

An exhibit index has been filed as part of this report on page E-1 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greater Community Bancorp
(registrant)

Date: November 8, 2006	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President, Treasurer and CFO

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

Exhibit

No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended September 30, 1998, filed on August 14, 1998)

3.2	Bylaws of the Company as amended and restated effective May 15, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 18, 2001)

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

10.10	Amended Employment and Waiver Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on December 22, 2004)

10.11	Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)

10.12	Employment Agreement of C. Mark Campbell dated March 2, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on March 8, 2005)

10.13	Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)

E-1

Exhibit Index (continued)

Exhibit

No.	Description

10.14	Employment Agreement of C. Mark Campbell as of July 31, 2006 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 11, 2006)

31.1	Certification of Chief Executive Officer dated November 8, 2006

31.2	Certification of Chief Financial Officer dated November 8, 2006

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350 dated November 8, 2006

99
Greater Community Bancorp 2006 Long-Term Stock Compensation Plan Adopted April 18, 2006 (incorporated by reference to Exhibit 99 of Exhibits to Form S-8 Registration Statement filed by Greater Community Bancorp under the Securities Act of 1933, Registration No. 333-134205, filed May 17, 2006)

E-2