Form 10-K
period 2006-12-31
GREATER COMMUNITY BANCORP
filed 2007-03-15
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-14294

Greater Community Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(973) 942-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.50 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES [☒ NO

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $112,419,253. This calculation does not reflect a determination that persons are affiliates for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 28, 2007 was 8,422,044.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Company's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on April 24, 2007 is incorporated by reference into Part III, Items 10 through 14, inclusive.

PART I

Item 1. Business.

THE HOLDING COMPANY
Greater Community Bancorp (the “Company”) is a business corporation incorporated in New Jersey in 1984 and headquartered in Totowa, New Jersey. It is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”), and is designated by the Federal Reserve as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999 (the “1999 Act”). The Company’s primary business activity is the ownership and operation of a New Jersey commercial bank subsidiary, Greater Community Bank (“GCB”). GCB’s operation includes equipment leasing activity through its wholly-owned nonbank subsidiary, Highland Capital Corp.

BANK SUBSIDIARY
GCB received its charter from the New Jersey Department of Banking and Insurance (“Department”). GCB commenced operations as a commercial bank in 1986. Its main office is located at 55 Union Boulevard, Totowa, New Jersey. At December 31, 2006, GCB operated fifteen additional full-service branches located in Passaic, Bergen and Morris Counties, New Jersey. GCB offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer loans. GCB also offers a variety of deposit accounts, including consumer and commercial checking accounts, interest-bearing checking accounts, savings and time deposits and other customary banking services. GCB operates a securities brokerage business in its Greater Community Financial division (“GCF”). Raymond James Financial Services, Inc. acts as GCF’s registered broker-dealer. Highland Capital Corp. (“HCC”), a wholly-owned nonbank subsidiary of GCB, engages in high quality vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing.

GCB has a wholly-owned investment company nonbank subsidiary, a New Jersey corporation, formed to manage its investment portfolio. The New Jersey investment company had in turn a wholly-owned Delaware subsidiary to hold and manage its investment securities, which, after the close of business on December 31, 2006, merged with and into a wholly-owned investment company nonbank subsidiary, a New York corporation, operating for the same purpose.

GCB formed a wholly-owned nonbank subsidiary, Greater Community Redevelopment LLC (“GCR”), in 2006. GCR invests in community real estate redevelopment projects and currently has one such investment through a joint venture with a nonaffiliated limited liability company.

NONBANK SUBSIDIARIES
The Company operates seven nonbank subsidiaries in addition to those that are wholly-owned by GCB.

GCB Realty, LLC (“Realty”) was formed to acquire and manage real estate properties. Realty owns a property in Bergen County, New Jersey. GCB and several other tenants lease space in the building.

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

REO Fairfield, LLC (“REO”), wholly-owned by the Company, manages other real estate owned by the Company. It currently holds one property located in Passaic County, New Jersey.

Greater Community Title LLC, wholly-owned by the Company, provides title insurance and settlement services and, through Greater Community 1031Exchange Services LLC, its subsidiary limited liability company, provides 1031 account exchange services.

Greater Community Tax Services LLC, wholly-owned by the Company, provides personal income tax preparation services.

Greater Community Insurance Services, LLC (“Insurance”) is 50% owned by the Company. Insurance provides traditional insurance products and is a joint venture with a nonaffiliated limited liability company.

BUSINESS SEGMENTS
The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, for reporting information about operating segments in its consolidated financial statements. The Company operates GCB and all nonbank subsidiaries as two reportable business segments. “Community Banking” consists of GCB and all nonbank subsidiaries with the exception of GCB’s nonbank subsidiary HCC. All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment. The Company operates HCC as a reportable business segment, “Leasing”, in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the rest of the Company’s traditional geographic market. See Note 1. of the Notes to Consolidated Financial Statements contained in Part II, Item 8. for further information on the Company’s business segments.

RECENT LEGISLATION
The Sarbanes-Oxley Act of 2002 (“SOA”) has had, and in the future will likely continue to have, a great impact on the corporate governance and financial statement preparation and reporting obligations of publicly held business entities such as the Company. This legislation contains far-reaching requirements relating to, among other things: certifications by an issuer’s principal officers relating to the accuracy of financial disclosures and disclosure controls and procedures; the independence of auditors; the composition, specific duties and independence of audit committees of boards of directors; the manner in which audit committees obtain and process financial and related information; an increase in the events required to be reported currently; and an acceleration of the time within which an issuer’s “insiders” must report changes in beneficial ownership of the issuer’s securities. The Company has put in place a sound program to comply with the SOA requirements and has allocated resources for continuous monitoring of the processes.

COMPETITION
The Company, through GCB, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies and credit unions. A substantial number of offices of competing financial institutions are located within GCB’s respective market areas. The past trend towards consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as GCB to compete with larger national and regional banking institutions. Several of GCB’s competitors are affiliated with major banking and financial institutions that are substantially larger and have far greater financial resources than GCB.

Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service. Rate competition can be intense in the origination of loans and the generation of deposits. GCB competes with larger institutions with respect to the interest rates they offer. From a service standpoint, GCB’s competitors, by virtue of their superior financial resources, have substantially greater lending limits than GCB. Such competitors also perform certain functions for their customers, such as trust and international services, which GCB has chosen not to provide. The Company regularly reviews its products, pricing, locations and alternative delivery channels in order to remain competitive.

SUPERVISION AND REGULATION
The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business, limit its options to deploy assets and maximize income and may significantly limit the activities of institutions that do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and GCB by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of shares of the Company’s common stock.

Following is a brief summary of certain statutes, rules and regulations affecting the Company and GCB. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control, new regulation or new federal or state legislation may have in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

1. Bank Holding Company Regulation
As a bank holding company and financial holding company, the Company is subject to regular examination, supervision and regulation by the Federal Reserve. The Company is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Company also is subject to regulation by the Department.

Federal Reserve policy requires the Company to act as a source of financial and managerial strength to GCB and to commit resources to support it. In addition, any loans by the Company to GCB would be subordinate in right of payment to deposits and certain other indebtedness of GCB. At December 31, 2006, the Company had approximately $6.2 million in financial resources in addition to its investment in GCB and nonbank subsidiaries. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies requiring them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

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

3. Holding Company Dividends and Stock Repurchases
The Federal Reserve has the power to prohibit bank holding companies from paying dividends if their actions are deemed to constitute unsafe or unsound practices. It is the Federal Reserve’s policy that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with its capital needs, asset quality and overall financial condition.

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

4. Financial Holding Company Regulation
As a financial holding company, the Company may engage in any activity that the Federal Reserve determines to be financial in nature or incidental to such financial activity, or is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The following activities will be considered financial in nature: (a) lending, exchanging, transferring, investing for others or safeguarding money or securities; (b) insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent or broker for purposes of the foregoing, in any State; (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; (e) underwriting, dealing in or making a market in securities; (f) engaging in any activity that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto; (g) engaging in the United States in any activity that a bank holding company may engage in outside of the United States that the Federal Reserve has determined to be usual in connection with the transaction of banking or other financial operations abroad; (h) engaging through nonbank subsidiaries in various underwriting or merchant or investment banking activities; and (i) acquiring investment assets through insurance company affiliates in the ordinary course of an insurance company business.

5. Bank Regulation
As a state-chartered bank that is not a member of the Federal Reserve System, GCB is subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the “FDIA”). Prior FDIC approval is required to establish or relocate a branch office or engage in any merger, consolidation or significant purchase or sale of assets. GCB is also subject to regulation and supervision by the Department. In addition, GCB is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

The FDIC and the Department regularly examine the operations of GCB and its condition, including capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of GCB’s depositors and the FDIC’s Deposit Insurance Fund and not the Company. GCB is also required to furnish quarterly and annual reports to the FDIC. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “13. Regulatory Capital Requirements” below.

Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and performance under the CRA.

6. Community Reinvestment Act
Under the CRA, GCB has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA also requires all institutions to make public disclosure of their CRA examination ratings. GCB received a “satisfactory” CRA rating in its most recent examination.

7. Bank Dividends
New Jersey law permits GCB to declare dividends only if, after payment of the dividends, its capital would be unimpaired and its remaining surplus would equal at least 50% of its capital. Under the FDIA, GCB is prohibited from paying dividends or making any other capital distribution if, after that distribution, it would fail to meet its regulatory capital requirements. At December 31, 2006, GCB met its regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit parent companies of banks that are deemed to be “significantly undercapitalized” under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC’s permission. See “3. Holding Company Dividends and Stock Repurchases” above.

8. Restrictions on Intercompany Transactions
GCB is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates. Such restrictions prevent the Company and its affiliates from borrowing from GCB unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such transactions by GCB are generally limited in amount as to the Company and as to any other affiliate to 10% of GCB’s capital and surplus. As to the Company and all other affiliates, such transactions are limited to an aggregate of 20% of GCB’s capital and surplus. These regulations and restrictions may limit the Company’s ability to obtain funds from GCB for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

9. Real Estate Lending Guidelines
Under FDIC regulations, state banks must adopt and maintain written policies establishing appropriate limits and standards for real estate lending activities. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, and approval and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by federal bank regulators. Additional guidance issued by the federal regulators focuses on concentrations in those types of commercial real estate (“CRE”) loans that are particularly vulnerable to cyclical CRE markets, provides criteria for determining a CRE concentration and in such case addresses sound risk management practices.

10. Deposit Insurance
GCB is a member of the FDIC. As such, its deposits are insured to a maximum of $100,000 per depositor (up to $250,000 for "self-directed" retirement accounts) through the FDIC. GCB is required to pay deposit insurance premiums to the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDIC merged its previous federal deposit insurance funds and formed the Deposit Insurance Fund (DIF) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. FDIC maintains the DIF by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The deposit insurance premium rates assessed for GCB were 0.0031% in 2006 and 0.0033% in 2005.

11. Standards for Safety and Soundness
Under FDICIA, each federal banking agency is required to prescribe noncapital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted interagency guidelines covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution that fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes GCB meets all adopted standards.

12. Enforcement Powers
The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Company or GCB is engaging in “unsafe or unsound banking practices.” In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties and other enforcement actions based upon the conduct of their relationships with the institutions.

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

At December 31, 2006, the Company’s total risk-based capital and leverage capital ratios were 11.84% and 8.38%, respectively. The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

The Federal Reserve’s monetary policies have had, and will probably continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve’s policies have a major effect on the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowings of banks and the imposition of nonearning reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

From time to time, proposals are made by legislators and various bank regulatory authorities that would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict whether any of these proposals will be adopted and any impact of such adoption on the business of the Company and/or GCB. GCB is also subject to various Federal and State laws such as usury laws and consumer protection laws.

EMPLOYEES
As of December 31, 2006, the Company employed a total of 191 employees, including 177 full-time employees. Management considers relations with employees to be satisfactory.

AVAILABLE INFORMATION
The Company maintains an internet website at www.greatercommunity.com. The Company makes available through that website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. Those reports may be accessed by following the links under "Financial Information" at the Company's website.

Item 1A. Risk Factors.

An investment in the common stock of the Company (“the common stock”) involves risks. In addition to other information contained in this Form 10-K, as well as in the documents incorporated by reference into it, the following factors should be considered carefully before deciding to make an investment decision regarding the common stock.

Common Stock
The common stock is subject to fluctuations in value due to, among other things: variations in the Company’s anticipated or actual results of operations or the results of its competitors; changes in investors’ or analysts’ perceptions of the risks and condition of the Company’s business; the size of the public float of the common stock; regulatory developments; announcements of acquisitions, new businesses or locations by the Company or its competitors; market conditions and general economic conditions.

Although the Company owns a bank subsidiary, the Company is not itself a bank. The common stock is not a bank deposit and is not guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other agency.

Absence of Active Trading Market for Common Stock
Historically, the common stock has not been actively traded. The reasons for the lack of active trading include the facts that the common stock is not widely held and the directors and executive officers of the Company and its subsidiaries own a large percentage of the outstanding shares. Accordingly, no assurances can be given that a holder will be able to sell the common stock when desired or that he will not incur a significant markdown in connection with such a sale.

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

Intense Competition in the Company’s Market Area
The Company’s bank and nonbank subsidiaries operate primarily in Passaic, Bergen and Morris Counties, New Jersey. Intense competition exists in all aspects of the financial services industry in this market area, including competition from a number of major banking and financial institutions and securities brokers which have substantially greater resources, name recognition and market presence than the Company or its subsidiaries. These institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. Differences in resources, regulation, competitive advantages, and business strategy may decrease the Company’s net interest margin, increase operating costs, and make it more difficult to compete profitably.

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

Changes in market interest rates are affected by many factors beyond the Company’s control, including inflation, unemployment, money supply, international events, and events in the world financial markets. The Company attempts to manage interest rate risk by adjusting the rates, repricing, maturity, and balances and mix of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid or sustained increase or decrease in interest rates could have an adverse effect on the Company’s net interest income and results of operations. Results of the Company’s interest rate sensitivity simulation model, used to assist in the management of interest rate risk, depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage its interest rate risk.

Maintenance of an Adequate Allowance for Loan and Lease Losses
The Company maintains an allowance for loan and lease losses in an amount it believes is adequate to provide for probable losses in the loan and lease portfolio. The Company strives to carefully monitor credit quality and to identify loans and leases that may become nonperforming and result in losses. The Company cannot be sure that it will be able to identify deteriorating credits before they become nonperforming, or that it will be able to limit losses on those loans and leases that are identified. As a result, future additions to the allowance may be necessary, through provisions of expense charged to the consolidated income statement. Future additions may also be required based on changes in the loans and leases comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, banking regulators periodically review the allowance and may require the Company to increase the allowance or to recognize further loan or lease charge-offs based upon their judgments, which may be different from the Company’s. An increase in the allowance for loan and lease losses could have a negative effect on the Company’s results of operations and financial condition.

Income Taxes
The Company is subject to federal income taxes and state income taxes in many state tax jurisdictions. There is significant judgment required by the Company in evaluating its tax positions and determining its provision for income taxes. During the ordinary course of business, there are tax planning strategies, transactions and calculations for which the ultimate tax determination may be uncertain. The Company may establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances, such as the refinement of an estimate or the closing of a tax audit. No assurance can be given that the final tax outcome of such matters will not be different from that which is reflected in the Company’s income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Regulatory Burden
The banking industry is heavily regulated. Banking regulations are primarily intended to protect depositors, not shareholders. GCB is subject to regulation and supervision of the FDIC and the State of New Jersey Department of Banking and Insurance (“Department”). The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Department. The burden imposed by federal and state regulators puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Changes in the laws, regulations, and regulatory guidelines and practices affecting the banking industry may increase the Company’s cost of doing business and create competitive advantages for others. Regulations affecting banks and financial service companies undergo continuous change. The Company cannot predict the ultimate effect of these changes, which could have an adverse effect on profitability or financial condition.

Ability to Pay Dividends
The Company’s ability to pay dividends to shareholders largely depends on its receipt of dividends from GCB. The Company also relies on the dividends from GCB to make required payments on its subordinated debentures. The amount of dividends that GCB may pay to the Company is limited by laws and regulations. The Company also may decide to limit the payment of dividends even when it has the legal ability to pay them in order to retain earnings for use in its business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not directly own or lease any land, buildings or equipment. One of the Company’s nonbank subsidiaries, Realty, owns a property in Bergen County, New Jersey. GCB leases space from Realty for its branch and certain office space in Paramus, New Jersey. GCB owns five properties in Passaic County and three properties in Bergen County, New Jersey, including land in Englewood and Wayne, New Jersey, and for its various branch locations. GCB leases its corporate headquarters, main office banking facility and other office space in Totowa, New Jersey from a related party. GCB also leases space from unaffiliated parties for its various other branch locations in Passaic, Bergen and Morris Counties, New Jersey, and leases office space in Somers Point, New Jersey and Tarrytown, New York. HCC leases office space for its satellite location in Chicago, Illinois. In the opinion of management, all leased properties are adequately insured and leased at fair rentals.

Item 3. Legal Proceedings.

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against the Company, which, if determined adversely, would have a material effect on the Company’s business, consolidated financial position or consolidated results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
The Company’s common stock is traded on the Nasdaq Global Market under the symbol “GFLS”. The following table sets forth the high and low closing sale prices per share for the common stock as reported by Nasdaq for the periods presented, and the cash dividends declared per share on the common stock in each case for the periods indicated. The market quotations and cash dividends have been adjusted to take into account the effect of stock dividends.

			Cash
	Market Quotations		Dividends
	High	Low	Declared
Year Ended December 31, 2006
First Quarter	$17.91	$15.06	$0.127
Second Quarter	16.75	15.02	0.137
Third Quarter	15.70	14.71	0.140
Fourth Quarter	15.75	14.26	0.140

Year Ended December 31, 2005
First Quarter	$16.17	$13.70	$0.114
Second Quarter	16.18	13.96	0.124
Third Quarter	16.46	15.05	0.127
Fourth Quarter	14.88	14.85	0.127

Holders
As of December 31, 2006, there were approximately 842 holders of record of the Company’s common stock.

Dividends
The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with the Board of Directors and will depend on the Company’s operating results and financial condition, tax considerations and other factors. The Company's ability to pay dividends on its common stock in the future is also subject to regulatory restrictions that are potentially applicable. See Part I, Item 1. Business--Holding Company Dividends and Stock Repurchases, for further discussion.

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company for the year ended December 31, 2006, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
01/01/06 - 01/31/06	37,447	$15.03
02/01/06 - 02/28/06	908	$14.97
03/01/06 - 03/31/06	1,091	$14.93
04/01/06 - 04/30/06	1,756	$15.22

All of the shares were purchased by the Company from its employees and directors in connection with stock swap exercises of stock options and similar transactions pursuant to shareholder-approved compensation plans described in Note 11 within the Notes to the Consolidated Statements.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides aggregate information regarding grants under all equity compensation plans of the Company as of December 31, 2006.

Number of securities
	Number of securities to be	Weighted average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in 1st column)

Equity compensation plans
approved by security holders	172,497	$14.30	390,100

Equity compensation plans not
approved by security holders	-	-	-
Total	172,497	$14.30	390,100

Performance Graph
The following graph compares the Company’s cumulative total stockholder return since December 31, 2001 with the Nasdaq Composite Index and the SNL Bank Nasdaq Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2001 and assumes reinvestment of dividends thereafter.

	Years Ended
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Greater Community Bancorp	$100.00	$146.78	$162.99	$167.51	$160.87	$205.23
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank NASDAQ	100.00	102.85	132.76	152.16	147.52	165.62

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

(dollars in thousands, except per share data)	Years Ended December 31,
	2006	2005	2004	2003	2002
Summary of Operations:
Interest income	$54,890	$48,662	$40,250	$37,906	$40,905
Interest expense	23,070	16,571	12,599	12,244	14,686
Net interest income	31,820	32,091	27,651	25,662	26,219
Provision for loan and lease losses	717	1,071	1,169	2,065	996
Non-interest income	6,288	6,221	6,489	7,948	7,319
Non-interest expense	24,725	23,991	21,251	22,025	21,676
Income before provision for income taxes	12,666	13,250	11,720	9,520	10,866
Provision for income taxes	7,113	4,396	3,934	2,786	3,353
Net Income	$5,553	$8,854	$7,786	$6,734	$7,513
Common Share Data[1]:
Earnings per share—basic	$0.67	$1.10	$1.01	$0.88	$0.97
Earnings per share—diluted	$0.67	$1.08	$0.98	$0.83	$0.91
Cash dividends declared per share	$0.54	$0.49	$0.45	$0.40	$0.35
Stock dividend	2.50%	2.50%	2.50%	2.50%	5.00%
Dividend payout ratio	81.59%	44.77%	44.17%	45.27%	35.65%
Book value	$8.04	$7.89	$7.39	$6.69	$6.62
Selected Operating Ratios:
Return on average assets	0.62%	1.02%	0.98%	0.91%	1.09%
Return on average equity	8.22%	14.43%	14.28%	13.15%	15.29%
Net interest margin [2]	3.85%	4.02%	3.82%	3.81%	4.15%
Financial Condition Data:
Total assets	$950,969	$925,201	$825,363	$753,125	$719,867
Cash and cash equivalents	53,869	64,980	32,322	29,233	37,133
Investment securities	101,333	134,197	132,045	155,239	192,195
Total loans and leases, net of unearned income	721,430	670,391	602,274	515,657	436,044
Allowance for loan and lease losses	10,022	9,478	8,918	8,142	7,298
Total deposits	727,312	736,080	603,951	560,713	544,043
Total borrowings	138,989	113,869	155,514	134,747	115,728
Shareholders' equity	67,575	64,541	58,615	50,570	51,498
Capital Ratios:
Total risk-based capital	11.84%	12.19%	11.73%	11.96%	13.77%
Tier I risk-based capital	10.06%	10.31%	9.52%	9.03%	10.58%
Tier I leverage capital	8.38%	8.35%	7.99%	7.09%	7.38%
Equity to assets	7.11%	6.98%	7.10%	6.71%	7.15%

[1] Adjusted for stock dividends
[2] Tax equivalent basis

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-K, both in this MD&A and elsewhere (including documents incorporated by reference herein), contains both historical information and “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “projected,” “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of the Company's bank subsidiary to generate deposits and loans and leases, attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, the effects of economic conditions and legal and regulatory barriers and structure, as well as the risks described in Part I, Item 1A. of this report. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

SIGNIFICANT ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies of the Company conform, in all material respects, with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated probable credit losses in the loan and lease portfolios. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and general amounts based on historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This SFAS modified the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. On January 1, 2002, the Company stopped amortizing goodwill, which approximated $800,000 annually. The Company did not identify any impairment of goodwill during its transitional testing of its outstanding goodwill.

Results of Operations
For the year ended December 31, 2006, the Company recorded earnings of $5.6 million, or $0.67 per diluted share, a decrease of $3.3 million or 37.3% from 2005. In 2005, the Company earned $8.9 million, or $1.08 per diluted share, an increase of 13.7% from the $7.8 million or $0.98 per diluted share earned in 2004. Earnings for 2006 were impacted, among other things, by the recognition of an incremental state tax liability of approximately $3.3 million net of federal income tax benefit, and interest on taxes of approximately $880,000.

Net Interest Income
Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest earned on interest-earning assets, primarily loans and leases and investment securities, and interest paid on interest-bearing liabilities, primarily deposits and borrowings. Changes in net interest income result from the interaction between the volume and composition of interest-earning assets and interest-bearing liabilities, related yields and associated funding costs. The Company’s net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense and average yields and rates on the related items, for the years ended December 31, 2006, 2005 and 2004. Yields are reflected on a fully taxable equivalent basis.

(dollars in thousands)	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest-earning assets:
Investment securities (tax equivalent basis)	$119,121	$5,668	4.76%	$135,973	$5,838	4.29%	$145,726	$5,844	4.01%
Due from banks - interest-bearing	10,478	499	4.76%	8,036	264	3.29%	7,060	205	2.90%
Federal funds sold	16,993	841	4.95%	18,166	584	3.21%	22,753	238	1.05%
Loans and leases, net unearned income (1)	686,007	48,157	7.02%	641,709	42,238	6.58%	556,111	34,233	6.16%
Total interest-earning assets	832,599	55,165	6.63%	803,884	48,924	6.09%	731,650	40,520	5.54%
Less: Allowance for loan and lease losses	(9,719)			(9,327)			(8,604)
All other assets	75,606			76,445			70,507
Total assets	$898,486			$871,002			$793,553

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Int. bearing checking, money market and savings	$338,844	$9,113	2.69%	$297,708	$4,230	1.42%	$269,382	$2,059	0.76%
Time deposits	197,314	7,618	3.86%	203,718	5,714	2.80%	177,795	3,883	2.18%
Federal funds and other borrowings (2)	87,621	4,311	4.92%	95,873	4,599	4.80%	98,841	4,629	4.68%
Subordinated debentures	24,743	2,028	8.20%	24,743	2,028	8.20%	24,000	2,028	8.45%
Total interest-bearing liabilities	648,522	23,070	3.56%	622,042	16,571	2.66%	570,018	12,599	2.21%
Non interest-bearing deposits	172,224			177,526			161,400
Other liabilities	10,178			10,063			7,614
Shareholders' equity	67,562			61,371			54,521
Total liabilities and shareholders' equity	$898,486			$871,002			$793,553

Net interest income and rate spread (tax equivalent basis)		32,095	3.07%		32,353	3.42%		27,921	3.33%
Less: Tax equivalent basis adjustment		(275)			(262)			(270)
Net interest income		$31,820			$32,091			$27,651
Net interest margin (3)			3.85%			4.02%			3.82%

(1) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees and costs.
(2) Includes federal funds purchased, securities sold under agreements to purchase and FHLB advances.
(3) Net interest income (tax equivalent basis) divided by total earning assets.

The table below quantifies the impact on net interest income resulting from changes in interest income and interest expense as they relate to changes in average volume and average rates over the past three years. Changes that are not due solely to changes in volume or rate are allocated between such categories in proportion to the relationship of the absolute dollar amount of the change in each category.

(in thousands)	2006 Compared to 2005			2005 Compared to 2004
	Due to Change in		Net	Due to Change in		Net
	Volume	Rate	Change	Volume	Rate	Change
Increase (decrease) in interest income[1]:
Investment securities	$(1,342)	$1,172	$(170)	$113	$(119)	$(6)
Loans and leases	3,015	2,904	5,919	5,521	2,484	8,005
Other interest-earning assets	60	432	492	(7)	412	405
Total interest income	$1,732	$4,509	6,241	$5,627	$2,777	8,404
Increase (decrease) in interest expense:
Int. bearing checking, money market and savings	$654	$4,229	4,883	$237	$1,934	2,171
Time deposits	(173)	2,077	1,904	621	1,210	1,831
Borrowings [2]	(410)	122	(288)	(157)	127	(30)
Total interest expense	$71	$6,428	6,499	$701	$3,271	3,972
Increase (decrease) in net interest income			$(258)			$4,432

[1] Tax equivalent basis.
[2] Includes federal funds purchased, securities sold under agreements to purchase, FHLB advances and subordinated debentures.

From June 2004 to December 31, 2006, the Federal Reserve Board increased overnight interest rates by 400 basis points to 5.25%. In contrast, long-term interest rates have not increased by the same amount. This resulted in a general flattening of the interest rate yield curve during 2005 which changed to an inverted yield curve during the second half of 2006. The interest rate environment experienced by the Company in 2006, which created intense competition for both deposits and loans, contributed in large part to net interest income in 2006 being relatively the same as in 2005. The Company’s average cost of interest-bearing liabilities increased 90 basis points and exceeded an increase of 54 basis points in the average yield on interest-earning assets. The net interest rate spread (average yield on interest-earning assets less the average rate on interest-bearing liabilities) on a tax equivalent basis declined 35 basis points to 3.07%.

For the year ended December 31, 2006, net interest income was $31.8 million, a $271,000 or 0.8% decrease compared to 2005. Interest and fees on loans and leases increased by $5.9 million from 2005 as a result of a 6.9% increase in the average portfolio. Primarily due to interest rate increases during 2006, the average yield on loans and leases increased 44 basis points to 7.02%, compared to 6.58% in 2005. Loans and leases represented 82.4% and 79.8% of average earning assets for 2006 and 2005, respectively, reflecting a change in mix due to average loans and leases growth of $44.3 million and a decline in average investment securities of $16.9 million. Interest income on investment securities for 2006, on a tax equivalent basis, was $5.7 million which approximated the amount in 2005. The average tax equivalent yield on investment securities increased 47 basis points in 2006 compared to 2005, to 4.76%, reflecting higher market rates. Investments represented 14.3% of average interest-earning assets in 2006, declining from 16.9% the prior year, as a portion of the portfolio was used to support loan growth. Interest income on federal funds sold and deposits with banks during 2006 reflected an increase of $492,000 compared to 2005, primarily as a result of interest rate increases. Interest expense for 2006 increased by $6.5 million, or 39.2%, over 2005. Interest expense on deposits reflected the entire year-to-year increase due to a change in deposit mix and the repricing of deposits at higher interest rates. During 2006 the average interest rate paid on interest-bearing liabilities increased 90 basis points compared to 2005.

For 2005, net interest income was $32.1 million, a $4.4 million or 16.1% increase compared with 2004. Interest and fee income on loans and leases during 2005 increased $8.0 million supporting a 15.4% increase in average loans and leases during the period. The average yield on loans and leases increased to 6.58% in 2005 compared to 6.16% in 2004 primarily due to interest rate increases. Interest income on investment securities for 2005, on a tax equivalent basis, was $5.8 million which approximated the amount in 2004. Average investment securities decreased $9.8 million in 2005 over 2004 to fund loan growth. The average tax equivalent yield on investment securities was 4.29% for 2005 compared to 4.01% for the prior year. Investments represented 16.9% of average earning assets in 2005 compared to 19.9% in 2004. Interest expense for 2005 increased by $4.0 million, or 31.5%, over 2004. Interest expense on deposits reflected the entire year-to-year increase and supported $54.2 million growth in average interest-bearing deposits during a period of rising interest rates. During 2005 the average interest rate paid on interest-bearing liabilities increased 45 basis points compared to 2004.

Average interest-bearing deposits comprised 82.7% in 2006, 80.6% in 2005, and 78.4% in 2004 of the Company’s total interest-bearing funding sources, with the balance consisting of short- and long-term borrowings.

The Company’s tax equivalent net interest margin, the rate which measures tax equivalent net interest income as a percentage of average interest-earning assets, was 3.85%, 4.02% and 3.82% for the years ended December 31, 2006, 2005 and 2004, respectively.

Provision for Loan and Lease Losses
GCB’s management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio, and HCC’s management regularly conducts a similar review to identify risks in its lease portfolio. These analyses include evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the portfolios (including loans and leases being specifically monitored by management), impaired loans, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

The Company recorded a provision for loan and lease losses of $717,000 in 2006 compared with $1.1 million in 2005. The decrease of $354,000 was a result of management’s regular evaluation of the adequacy of the allowance for loan and lease losses. A provision of $1.1 million was recorded in 2005, compared to $1.2 million in 2004.

GCB and HCC monitor their allowances for loan and lease losses and may make future adjustments to the allowances through the provision for loan and lease losses as economic conditions dictate. Although the respective subsidiaries maintain their loan and lease loss allowances at levels they consider adequate to provide for the inherent risk of loss in their loan and lease portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan and lease losses will not be required in future periods. In addition, management’s determinations as to the amount of their allowances for possible loan and lease losses are subject to review by the FDIC and the Department as part of their respective examination processes. Such reviews may result in the establishment of an additional allowance based upon those regulators’ judgments after a review of the information available at the times of their examinations.

Non-interest Income
Non-interest income for 2006 was $6.3 million compared with $6.2 million for 2005. The net increase of $67,000 was due to several offsetting increases and decreases from 2005, including a decline of $134,000 in service charges on deposit accounts, primarily in overdraft fees, an increase in loan fee income of $132,000, a decrease in gains on sales of investment securities of $104,000 and an increase in all other income of $286,000. The increase in all other income included $189,000 in title insurance fee income. For 2006, non-interest income represented 16.5% of total revenue (net interest income plus non-interest income).

Non-interest income for 2005 was $6.2 million compared with $6.5 million for 2004, reflecting a decrease of $268,000, or 4.1%. The decrease was primarily due to a $511,000, or 45.6%, decline in gains on sales of investment securities coupled with a $155,000, or 37.4%, increase in loan fee income stemming largely from lease terminations in the period. In addition, service charges on deposit accounts, bank-owned life insurance income and other commissions and fees increased nominally. Non-interest income represented 16.2% of total revenue in 2005.

Non-interest Expense
Non-interest expense in 2006 was $24.7 million compared with $24.0 million the prior year. The increase of $734,000, or 3.1%, was primarily attributable to a charge to operations of $880,000 for interest on taxes. The charge represented an estimate of interest due on taxes relating to a tax liability recorded in the Company’s provision for income taxes in 2006. See the below section, Income Taxes, for further discussion. Salaries and benefits expense increased $649,000, or 4.9%, and included severance costs of $490,000 recognized in connection with the resignation of an executive officer in 2006. Regulatory, professional and other fees, primarily in consulting costs, increased $100,000, while several other expense categories experienced a decrease when compared to the prior year. The decreases included $105,000 in occupancy and equipment costs, and $225,000 in other operating expenses, primarily in contributions expense. Other year-to-year expense decreases totaling $565,000 were primarily attributable to expenses recognized in 2005 that did not recur in 2006.

For 2005, non-interest expense increased $2.7 million, or 12.9%, to $24.0 million compared with 2004. Of the increase, salaries and benefits expense accounted for $1.3 million or 11.2%. Compensation costs increased from certain salary adjustments in response to competitive market conditions, staffing additions in key positions and annual salary increases. An increase in occupancy and equipment expense accounted for $194,000 and computer expenses increased by $348,000. A one-time merger and conversion charge of $297,000 was recognized pursuant to the mergers of two former bank subsidiaries with and into GCB at year-end 2005, the majority of which was related to conversion of the respective banks’ core and ancillary processing systems. A valuation loss of $300,000 was recognized on other real estate owned, and a loss of $161,000 was realized on prepayment of certain FHLB advances to in order to reposition the balance sheet and improve upon the related interest cost.

Income Taxes
The provision for income taxes was $7.1 million, $4.4 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s effective tax rates were 56.2%, 33.2% and 33.6% for the respective years. The increase in the effective tax rate from 2005 to 2006 was the result of an incremental state tax provision, net of federal tax benefit, of $3.3 million. The one-time charge was in connection with the Company’s review of its tax positions and its consideration of the final adjudication in the fourth quarter of 2006 of a State of New Jersey Superior Court tax case decision. As a result of the review, the Company determined there is a more likely than not probability that it will be assessed a tax liability and therefore recorded the liability in accordance with SFAS No. 5, Accounting for Contingencies and No. 109, Accounting for Income Taxes. The Company anticipates it will apply for voluntary disclosure to the appropriate state tax authority in an effort to timely extinguish and potentially mitigate the liability.

Financial Condition
At December 31, 2006, total assets were $951.0 million, an increase of $25.8 million or 2.8% over December 31, 2005. The Company’s performance for 2006 was highlighted by continued loan growth, particularly in the commercial mortgage and lease receivables portfolios, during a period of intensified competition. Loans and leases totaled $721.4 million at year-end, increasing $51.0 million, or 7.6%, while investment securities and federal funds sold declined by $32.9 million and $10.4 million, respectively. The increase in loans and leases was funded primarily from these sources. Interest-bearing due from banks increased $14.8 million and was primarily funded by an increase in FHLB advances of $16 million. Total deposits declined $8.8 million year to year.

At December 31, 2005, total assets were $925.2 million, an increase of $99.8 million or 12.1% over the prior year-end. Loans and leases increased by $68.1 million, or 11.3%, while investment securities and federal funds sold increased by $2.2 million and $32.6 million, respectively. Interest-bearing due from banks increased $3.8 million. The increase in loans and leases was funded by proceeds from maturities of investment securities and increases in total deposits and short-term borrowings. Total deposits increased $132.1 million, or 21.9%.

Investment Securities
At December 31, 2006, the investment securities portfolio totaled $101.3 million, a decrease of $32.9 million or 24.5% from December 31, 2005. Maturities and principal paydowns from investment securities were principally used to fund loan and lease growth during the year, which was a period of intense deposit competition. Investment securities at December 31, 2005 increased by $2.2 million or 1.6% compared to December 31, 2004.

The following table presents the composition of the investment securities portfolio including the amortized cost and fair values of the components at December 31, 2006, 2005 and 2004.

(in thousands)	December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
U.S. Treasury and U.S. Government agencies	$5,902	$5,877	$17,607	$17,446	$23,698	$23,567
State and political subdivisions	11,007	10,972	12,170	12,088	12,744	12,754
Mortgage-backed	27,762	26,925	34,567	33,456	20,779	24,546
Other debt and equity	18,966	21,168	18,716	20,987	51,352	50,973
Total available-for-sale	63,637	64,942	83,060	83,977	108,573	111,840

Held-to-maturity securities:
U.S. Treasury and U.S. Government agencies	29,411	29,268	48,226	47,690	17,395	17,293
State and political subdivisions	3,955	3,949	1,975	1,975	2,786	2,786
Mortgage-backed	19	19	19	20	24	25
Other debt	3,006	2,989	-	-	-	-
Total held-to-maturity	36,391	36,225	50,220	49,685	20,205	20,104
Total investment securities	$100,028	$101,167	$133,280	$133,662	$128,778	$131,944

During 2006, the Company realized net gains of $506,000 from the sale of $763,000 in investment securities. In 2005, the Company realized net gains of $610,000 from the sale of $3.7 million in investment securities. Included in shareholders’ equity at December 31, 2006 is accumulated other comprehensive income in the amount of $778,000, an increase of $354,000 from the end of 2005. The Company had no investment securities held for trading purposes at December 31, 2006 or 2005.

The following table reflects the average yields, amortized costs and fair values of the Company’s investment securities by maturity category:

(dollars in thousands)	December 31, 2006
	Average Yield [1]	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	4.16%	$3,236	$3,220
Due after one year through five years	4.45%	5,651	5,526
Due after five years through ten years	5.64%	3,206	3,189
Due after ten years	6.35%	4,816	4,914
Mortgage-backed	4.69%	27,762	26,925
Other debt securities	6.84%	12,309	12,551
Equity securities	n/a	6,657	8,617
Total available-for-sale		63,637	64,942

Held-to-maturity securities:
Due in one year or less	4.09%	29,879	29,743
Due after five years through ten years	5.16%	3,487	3,474
Mortgage-backed	6.04%	19	19
Other debt securities	6.12%	3,006	2,989
Total held-to-maturity		36,391	36,225
Total investment securities		$100,028	$101,167

[1] Tax equivalent basis.

Loans and Leases
Loan growth during 2006 occurred primarily in loans secured by nonresidential properties and lease financing receivables. The growth reflected the Company's aggressive business development efforts against a backdrop of steepening competition during a period with a flat and inverted interest rate yield curve. The loan and lease portfolio at December 31, 2006, net of unearned income, totaled $721.4 million, increasing $51.0 million or 7.6% over the December 31, 2005 reported amount. Average loans and leases for 2006 increased $44.3 million, while the average portfolio yield increased 44 basis points from 2005 as a result of increased market interest rates.

Loans and leases outstanding of $670.4 million at December 31, 2005 increased $68.1 million from year-end 2004 primarily due to increased loan demand in the Company's primary market areas.

The following table summarizes the components of the loan and lease portfolio at the dates indicated. Certain loans were reclassified in 2005 to reflect appropriate categorization of security held as collateral.

(in thousands)	December 31,
	2006	2005	2004	2003	2002

Loans secured by 1 to 4 family residential properties	$145,000	$153,824	$147,557	$148,121	$142,677
Loans secured by multifamily residential properties	41,749	35,563	10,349	11,619	12,861
Loans secured by nonresidential properties	381,849	323,031	311,568	260,318	203,501
Loans to individuals	2,785	3,722	5,872	5,686	8,843
Commercial loans	36,012	37,872	52,973	37,532	33,859
Construction loans	43,350	63,647	44,687	37,640	24,339
Lease financing receivables, net	71,214	53,302	37,826	23,181	17,058
Other loans	651	510	754	449	957
Total loans and leases	722,610	671,471	611,586	524,546	444,095
Less: Unearned income	(1,180)	(1,080)	(394)	(747)	(753)
Loans and leases, net of unearned income	$721,430	$670,391	$611,192	$523,799	$443,342

The Company’s lending activity is focused in northern New Jersey, except equipment leasing which is largely out-of-state. At December 31, 2006, there was no concentration of loans and leases exceeding 10% of the total loan and lease portfolio other than loans that are secured by real estate. Borrower concentrations are considered to exist when there are amounts loaned or leased to borrowers engaged in similar activities which could similarly impact them should there be a change in economic condition. Efforts are made to maintain a diversified portfolio as to type of borrower to guard against a significant downturn of the economy. The Company does not engage in foreign loans and leases.

The following table reflects the contractual maturity and interest rate sensitivity of certain components of the loan and lease portfolio at December 31, 2006. Demand loans, having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

(in thousands)	December 31, 2006
	Within	1 - 5	Over
	1 Year	Years	5 Years	Total
Loans and leases with predetermined interest rates:
Loans secured by nonresidential properties	$10,485	$28,661	$101,806	$140,952
Commercial loans	3,770	13,208	355	17,333
Lease financing receivables	22,747	47,656	811	71,214
Construction loans	1,153	1,100	-	2,253
Total loans and leases with predetermined interest rates	38,155	90,625	102,972	231,752

Loans with floating interest rates:
Loans secured by nonresidential properties	22,325	9,179	209,393	240,897
Commercial loans	13,162	2,747	2,770	18,679
Construction loans	24,050	16,442	605	41,097
Total loans with floating interest rates	59,537	28,368	212,768	300,673
Total loans and leases	$97,692	$118,993	$315,740	$532,425

Asset Quality
Various degrees of risk are associated with substantially all investing activities. Management of GCB and HCC are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these policies and procedures. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions that reduce credit demand among qualified borrowers, are also important determinants of the risk inherent in lending.

Management’s monitoring of the loan and lease portfolio’s asset quality is assisted by the classification of nonperforming assets which include past due and nonaccruing loans and leases, renegotiated loans and other real estate.

Nonperforming Assets
Management reviews monthly all loans and leases that are past due as to principal or interest. The accrual of interest income on loans and leases is discontinued when it is determined that such loans or leases are either doubtful of collection or are involved in a protracted collection process. Uncollected interest is reversed on loans or leases placed on nonaccrual status.

The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated:

(dollars in thousands)	December 31,
	2006	2005	2004	2003	2002

Nonaccruing loans and leases	$987	$1,359	$2,511	$2,010	$2,767
Renegotiated loans	98	154	205	252	295
Total nonperforming loans and leases	1,085	1,513	2,716	2,262	3,062
Loans and leases past due 90 days and accruing	-	-	-	313	587
Other real estate owned, net	349	549	849	824	-
Total nonperforming assets	$1,434	$2,062	$3,565	$3,399	$3,649

Nonperforming assets to total assets	0.15%	0.22%	0.43%	0.45%	0.51%
Nonperforming loans and leases to total loans and leases	0.15%	0.23%	0.44%	0.43%	0.69%
Nonperforming assets to total loans and leases and other real estate owned	0.20%	0.31%	0.58%	0.65%	0.82%

Nonperforming loans and leases decreased $0.4 million at December 31, 2006 compared to December 31, 2005, primarily in nonaccruing loans. At year-end 2006, other real estate owned decreased $200,000 compared to year-end 2005, and decreased $300,000 at year-end 2005 compared to year-end 2004, due to valuation losses recognized in those periods. Overall, nonperforming assets to total assets improved from 0.22% at December 31, 2005 to 0.15% at 2006 year-end. Total nonperforming loans and leases decreased $1.2 million at December 31, 2005 compared to December 31, 2004. If the nonaccruing loans in 2006, 2005 and 2004 had continued to pay interest, interest income during those years would have increased by $111,000, $74,000 and $156,000, respectively.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses was $10.0 million at December 31, 2006 compared to $9.5 million at the prior year-end and $8.9 million at December 31, 2004. The allowance for loan and lease losses is increased periodically through charges to earnings in the form of a provision for loan and lease losses. Loans and leases that are deemed uncollectible are charged against the allowance and any recoveries of such assets are credited to it. Management believes that adequate reserves have been provided for losses inherent in the portfolio as of the reporting date.

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

The first category of reserves consists of a specific allocation of the allowance for impaired loans. This allocation is established for specific commercial loans, commercial real estate and construction loans which have been identified by management as being impaired, including renegotiated loans. These loans are assigned based on nonperformance according to their payment terms and there is reason to believe that repayment of principal in whole or part is unlikely. The specific allocation of the allowance is the total amount of potential unconfirmed losses for these impaired loans. To assist in determining the fair value of loan collateral for impaired and other loans, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the general allocation portion of the allowance. This is determined by taking the loan and lease portfolios outstanding and creating individual loan pools for commercial loans, commercial real estate loans, construction loans, lease receivables and various types of loans to individuals that have similar characteristics and applying historical loss experiences to each pool. This estimate represents the potential unconfirmed losses within each pool. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan and lease portfolio performance, credit policy or management changes and other qualitative factors which may indicate future losses to deviate from historical levels.

Management must make estimates using assumptions and information which is often subjective and changing rapidly. Management believes the allowance for loan and lease losses was at an acceptable level at December 31, 2006.

The following table reflects transactions affecting the allowance for loan and lease losses for the periods indicated.

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$9,478	$8,918	$8,142	$7,298	$6,320
Charge-offs:
Commercial	(25)	(29)	(43)	(14)	(160)
Lease financing receivables	(320)	(394)	(1,142)	(1,331)	(52)
Real estate - mortgages	-	-	-	-	(47)
Installment loans to individuals	-	(1)	(8)	(16)	(3)
Credit cards and related plans	(5)	(6)	(8)	(1)	(36)
	(350)	(430)	(1,201)	(1,362)	(298)
Recoveries:
Commercial	1	64	120	42	66
Lease financing receivables	175	23	654	24	7
Real estate - mortgages	-	-	-	58	165
Installment loans to individuals	-	5	21	4	26
Credit cards and related plans	1	-	13	13	16
	177	92	808	141	280
Net charge-offs	(173)	(338)	(393)	(1,221)	(18)
Provision charged to operations	717	1,071	1,169	2,065	996
Reclassification	-	(173)	-	-	-
Balance at end of year	$10,022	$9,478	$8,918	$8,142	$7,298

Net charge-offs for the period to
period average loans and leases	(0.03% )	(0.05% )	(0.07% )	(0.26% )	0.00%

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

(dollars in thousands)	Years Ended December 31,
	2006			2005			2004			2003			2002
Balance allocable to:	Amount	% of Total	% of Loans to Total Loans	Amount	% of Total	% of Loans To Total Loans	Amount	% of Total	% of Loans To Total Loans	Amount	% of Total	% of Loans to Total Loans	Amount	% of Total	% of Loans To Total Loans

Commercial and non-residential properties	$6,624	66%	58%	$5,455	58%	54%	$4,335	49%	60%	$3,712	45%	57%	$3,576	49%	55%
Lease financing receivables	1,443	14	10	1,369	14	8	1,677	19	6	1,755	22	4	1,416	19	4
Construction	862	9	6	1,238	13	9	814	9	7	403	5	7	278	4	5
Loans secured by 1-4 and multi-family properties	746	8	26	802	9	28	891	10	26	893	11	31	1,521	21	35
Loans to individuals	36	-	-	46	-	1	102	1	1	174	2	1	47	1	1
Other categories	311	3	-	568	6	-	1,099	12	-	1,205	15	-	460	6	-
Total allowance for loan and lease losses	$10,022	100%	100%	$9,478	100%	100%	$8,918	100%	100%	$8,142	100%	100%	$7,298	100%	100%

Deposits
At December 31, 2006, total deposits were $727.3 million, decreasing $8.8 million or 1.2% over 2005. Higher market interest rates created intense competition for deposit generation during 2006. The Company’s deposit growth in 2006 was coupled with a shift in deposit composition from time deposits less than $100,000, which declined $31.1 million, to money market accounts, which increased $26.4 million.

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

Average total deposits increased $29.4 million or 4.3% in 2006, compared to an increase of $70.4 million or 11.6% in 2005. The following table summarizes the components of average deposits and the respective average rates paid for the years indicated.

(dollars in thousands)	Years Ended December 31,
	2006	Average Rate	2005	Average Rate	2004	Average Rate

Non interest-bearing deposits	$172,224	-	$177,526	-	$161,400	-
Int. bearing checking, money market and savings	338,844	2.69%	297,708	1.42%	269,382	0.76%
Time deposits	197,314	3.86%	203,718	2.80%	177,795	2.18%
Average total deposits	$708,382	2.36%	$678,952	1.46%	$608,577	0.97%

The following is a summary of time deposits over $100,000 categorized by time remaining to maturity.

(in thousands)	December 31, 2006

Three months or less	$23,606
Over three months through six months	17,800
Over six months through twelve months	24,913
Over twelve months	8,086
Total time deposits over $100	$74,405

Short-Term Borrowings
Short-term borrowings generally have maturities of less than thirty days. As of December 31, 2006, federal funds purchased were $10.0 million and securities sold under agreements to repurchase totaled $8.2 million. Details of total short-term borrowings for the last three years are presented below:

(dollars in thousands)	December 31,
	2006	2005	2004
Federal funds purchased and securities sold under repurchase agreements:
Balance at year end	$18,246	$9,126	$45,771
Average during the year	13,705	12,258	14,620
Maximum month-end balance	75,629	22,162	45,771
Weighted average rate during the year	3.34%	2.47%	1.62%
Rate at year end	3.07%	2.35%	1.88%

Federal Home Loan Bank Advances
The Company uses Federal Home Loan Bank Advances as an added source of funding and periodically executes transactions to meet its funding needs. Advances are collateralized borrowings which have varying terms and interest rates. At December 31, 2006, FHLB advances totaled $96.0 million, compared with $80.0 million at year-end 2005.

Subordinated Debentures
During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (the “Trust”), a Delaware business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company. The 2002 Debentures are the Trust's sole asset. The Trust issued 2,400,000 shares of trust preferred securities, $10 face value. The Company’s obligations under the 2002 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007 or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the 2002 Debentures in 2032. The ability of the Company to pay interest on the 2002 Debentures is dependent to a great extent on the ability of GCB to pay dividends to the Company.

Interest Rate Sensitivity
Banks are concerned with the extent to which they are able to match maturities and repricing of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the institution’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. GCB monitors its gap on a quarterly basis, primarily its six-month and one-year maturities, and works to maintain its gap within a range of +10% to -25%. The Company had a negative one-year cumulative gap position within this range with respect to its exposure to interest rate risk at December 31, 2006.

GCB’s Investment Committee meets quarterly and GCB’s Asset/Liability Management Committee meets quarterly or more frequently to review interest rate risk and balance sheet strategy in an attempt to mitigate interest rate risk. The Company uses simulation models to measure, among other things, the impact of potential changes in interest rates on net interest income, and the economic value and the modified duration of equity. As described below, sudden changes in interest rates should not have a material impact on the Company’s results of operations. Should GCB experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposures to interest rate risk.

The following table summarizes as of December 31, 2006 the maturities and repricing of interest-earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

(dollars in thousands)	December 31, 2006
	Due within Three Months		Four to Twelve Months		One to Two Years		Three to Five Years	Over Five Years	Total	Fair Value
Rate-sensitive assets:
Investment securities and interest- bearing due from banks	$33,612		$36,242		$17,457		$13,548	$25,529	$126,388	$127,692
Rate	5.03%		4.40%		4.82%		4.45%	6.49%	5.05%
Federal funds sold	31,600		-		-		-	-	31,600	31,600
Rate	5.13%		-		-		-	-	5.13%
Loans and leases, net of unearned income	154,375		77,108		97,009		288,625	104,013	721,430	718,079
Rate	8.33%		6.98%		6.60%		6.52%	6.00%	6.89%
Total rate-sensitive assets	$219,587		$122,404		$114,466		$302,173	$129,842	$879,418	$877,371

Rate-sensitive liabilities:
Interest-bearing checking and money market	$205,775		$-		$16,442		$52,777	$20,771	$295,765	$295,640
Rate	4.03%		-		2.50%		2.71%	2.75%	3.62%
Savings deposits	26,563		184		7,297		21,017	13,719	68,659	68,659
Rate	1.22%		2.00%		1.23%		1.22%	1.22%	1.22%
Time deposits	57,610		106,091		19,478		10,696	-	193,875	192,702
Rate	3.92%		4.62%		4.24%		4.21%	-	4.35%
Total borrowings[1]	13,989		39,000		21,500		57,500	7,000	138,989	139,879
Rate	4.74%		6.49%		5.23%		5.27%	4.46%	5.51%
Total rate-sensitive liabilities	$303,937		$145,154		$110,180		$141,990	$41,490	$697,288	$696,880

Interest rate sensitivity gap	$(84,350)		$(31,804)		$49,749		$160,183	$88,352	$182,130
Interest rate sensitivity gap as a percentage of total rate-sensitive assets	(9.59%	)	(3.62%	)	5.66%		18.21%	10.05%
Cumulative interest rate sensitivity gap	$(84,350)		$(116,154)		$(66,405)		$93,778	$182,130
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(9.59%	)	(13.21%	)	(7.55%	)	10.66%	20.71%
[1]
[1] Includes federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debentures.

Liquidity
Sources of liquidity at December 31, 2006 totaled $145.2 million or 15.3% of total assets, consisting of available-for-sale investment securities of $64.9 million and $80.2 million in cash and cash equivalents and interest-bearing due from banks. By comparison, liquidity at December 31, 2005 totaled $160.6 million or 17.4% of total assets, consisting of available-for-sale investment securities of $84.0 million and $76.6 million in cash and cash equivalents and interest-bearing due from banks.

The following table presents the Company’s contractual obligations and other commitments requiring potential cash outflows as of December 31, 2006.

(in thousands)	December 31, 2006
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
Remaining contractual maturities of time deposits	$163,701	$19,478	$10,696	$-	$193,875
Total borrowings	52,989	21,500	57,500	7,000	138,989
Minimum annual rental payments	876	793	1,615	190	3,474
Loan commitments	103,222	44,341	-	-	147,563
Standby letters of credit	3,524	-	-	-	3,524
Total	$324,312	$86,112	$69,811	$7,190	$487,425

Capital
The Company’s primary regulator, the Federal Reserve Board (the “Federal Reserve”), has issued guidelines classifying and defining bank holding company capital into the following components: 1) Tier I capital, which includes tangible shareholders’ equity for common stock and certain qualifying perpetual preferred stock, and 2) Tier II capital, which includes a portion of the allowance for loan and lease losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2006, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy purposes were 4% and 8%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires that a bank holding company which meets that regulator’s highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. The Federal Reserve evaluates minimum leverage ratios for each entity through the ongoing regulatory examination process. GCB’s primary federal regulator, the FDIC, has also issued regulations establishing similar risk-based and leverage capital ratios.

Management regularly reviews the Company’s and GCB’s capital resources relative to capital adequacy, expansion strategy and capital alternatives.

The following table presents the risk-based and leverage capital ratios for the Company and GCB as of December 31, 2006 and 2005.

( dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total risk-based capital
Greater Community Bancorp	$90,065	11.84%	$60,855	8.00%	n/a	n/a
Greater Community Bank	83,991	11.09%	60,589	8.00%	$75,736	10.00%

Tier I risk-based capital
Greater Community Bancorp	76,521	10.06%	30,426	4.00%	n/a	n/a
Greater Community Bank	74,562	9.85%	30,279	4.00%	45,418	6.00%

Tier I leverage capital
Greater Community Bancorp	76,521	8.38%	36,526	4.00%	n/a	n/a
Greater Community Bank	74,562	8.20%	36,372	4.00%	45,465	5.00%

As of December 31, 2005
Total risk-based capital
Greater Community Bancorp	$87,127	12.19%	$57,179	8.00%	n/a	n/a
Greater Community Bank	80,704	11.32%	57,035	8.00%	71,293	10.00%

Tier I risk-based capital
Greater Community Bancorp	73,668	10.31%	28,581	4.00%	n/a	n/a
Greater Community Bank	71,803	10.07%	28,522	4.00%	42,782	6.00%

Tier I leverage capital
Greater Community Bancorp	73,668	8.35%	35,290	4.00%	n/a	n/a
Greater Community Bank	71,803	7.97%	36,037	4.00%	45,046	5.00%

Recent Accounting Pronouncements

Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”), Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement”. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operations and cash flows.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

SEC Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108.

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the fiscal year-end statement of financial position. Requirements for the recognition of the funded status of a defined postretirement plan and to provide the required disclosures were effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008. The Company’s adoption of the recognition and disclosure requirements as of December 31, 2006 did not have a material impact on its financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159” or “Standard”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. The Standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The Standard is effective for the Company on January 1, 2008. Early adoption is permitted under certain conditions. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
See Note 13. and Note 14. of the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this report for a discussion of the Company’s contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$22,269	$22,980
FEDERAL FUNDS SOLD	31,600	42,000
Total cash and cash equivalents	53,869	64,980
DUE FROM BANKS - Interest-bearing	26,359	11,600
INVESTMENT SECURITIES - Available-for-sale	64,942	83,977
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair value of $36,225 and $49,685 at December 31, 2006 and 2005, respectively)	36,391	50,220
Total investment securities	101,333	134,197
LOANS AND LEASES, net of unearned income	721,430	670,391
Less: Allowance for loan and lease losses	(10,022)	(9,478)
Net loans and leases	711,408	660,913
PREMISES AND EQUIPMENT, net	10,599	10,341
ACCRUED INTEREST RECEIVABLE	4,091	3,894
OTHER REAL ESTATE OWNED, net	349	549
BANK-OWNED LIFE INSURANCE	15,477	15,005
GOODWILL	11,574	11,574
OTHER ASSETS	15,910	12,148
TOTAL ASSETS	$950,969	$925,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$169,013	$177,907
Interest-bearing checking	103,853	94,255
Money market	191,912	165,469
Savings	68,659	85,275
Time deposits less than $100	119,470	150,578
Time deposits $100 and over	74,405	62,596
Total deposits	727,312	736,080
FEDERAL FUNDS PURCHASED	10,000	-
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	8,246	9,126
FHLB ADVANCES	96,000	80,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	3,191	2,420
OTHER LIABILITIES	13,902	8,291
Total liabilities	883,394	860,660
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.50 per share, 20,000,000 shares authorized, 8,402,842 and 7,988,182 shares outstanding at December 31, 2006 and 2005, respectively	4,201	3,994
Additional paid-in capital	58,633	53,907
Retained earnings	3,963	6,216
Accumulated other comprehensive income	778	424
Total shareholders’ equity	67,575	64,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$950,969	$925,201

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
INTEREST INCOME:
Loans and leases, including fees	$48,157	$42,238	$34,233
Investment securities	5,393	5,576	5,574
Federal funds sold and deposits with banks	1,340	848	443
Total interest income	54,890	48,662	40,250

INTEREST EXPENSE:
Deposits	16,731	9,944	5,942
Short-term borrowings	4,311	4,599	4,629
Long-term borrowings	2,028	2,028	2,028
Total interest expense	23,070	16,571	12,599

NET INTEREST INCOME	31,820	32,091	27,651
PROVISION FOR LOAN AND LEASE LOSSES	717	1,071	1,169
Net interest income after provision for loan and lease losses	31,103	31,020	26,482

NON-INTEREST INCOME:
Service charges on deposit accounts	2,755	2,889	2,862
Commissions and fees	1,195	1,278	1,206
Loan fee income	701	569	414
Gains on sale of investment securities, net	506	610	1,121
Gains on sale of leases	-	-	51
Bank-owned life insurance	472	502	477
Other income	659	373	358
Total non-interest income	6,288	6,221	6,489

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,761	13,112	11,788
Occupancy and equipment	3,656	3,761	3,567
Regulatory, professional and other fees	2,232	2,132	2,129
Computer services	923	925	577
Office expenses	1,066	1,079	1,082
Merger and conversion charges	8	297	-
Loss on debt prepayment	-	161	-
Loss on other real estate owned	200	300	-
Interest on income taxes	880	-	-
Other operating expenses	1,999	2,224	2,108
Total non-interest expense	24,725	23,991	21,251

INCOME BEFORE PROVISION FOR INCOME TAXES	12,666	13,250	11,720
PROVISION FOR INCOME TAXES	7,113	4,396	3,934
NET INCOME	$5,553	$8,854	$7,786

Earnings per share — basic	$0.67	$1.10	$1.01
Earnings per share — diluted	$0.67	$1.08	$0.98

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2006	2005	2004
NET INCOME	$5,553	$8,854	$7,786
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	658	(1,027)	(55)
Less: reclassification for gains included in net income	304	366	673
Other comprehensive income (loss)	354	(1,393)	(728)
TOTAL COMPREHENSIVE INCOME	$5,907	$7,461	$7,058

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Shareholders’ Equity

BALANCE: January 1, 2004	7,004	$3,502	$41,788	$2,735	$2,545	$50,570
Net income - 2004	-	-	-	7,786	-	7,786
2.5% stock dividend	180	90	2,484	(2,574)	-	-
Exercise of stock options	342	171	2,557	-	-	2,728
Tax benefit from exercise of stock options	-	-	1,102	-	-	1,102
Issuance of common stock	44	22	607	-	-	629
Cash dividends declared, $0.47 per share	-	-	-	(3,472)	-	(3,472)
Other comprehensive (loss), net of tax	-	-	-	-	(728)	(728)

BALANCE: December 31, 2004	7,570	$3,785	$48,538	$4,475	$1,817	$58,615
Net income - 2005	-	-	-	8,854	-	8,854
2.5% stock dividend	192	96	3,009	(3,105)	-	-
Exercise of stock options	170	85	938	-	-	1,023
Tax benefit from exercise of stock options	-	-	547	-	-	547
Acceleration of stock option vesting	-	-	11	-	-	11
Issuance of common stock	56	28	864	-	-	892
Cash dividends declared, $0.51 per share	-	-	-	(4,008)	-	(4,008)
Other comprehensive (loss), net of tax	-	-	-	-	(1,393)	(1,393)

BALANCE: December 31, 2005	7,988	$3,994	$53,907	$6,216	$424	$64,541
Net income - 2006	-	-	-	5,553	-	5,553
2.5% stock dividend	202	101	3,118	(3,219)	-	-
Exercise of stock options	176	88	458	-	-	546
Tax benefit from exercise of stock options	-	-	601	-	-	601
Issuance of common stock	36	18	542	-	-	560
Stock-based compensation	-	-	7	-	-	7
Cash dividends declared, $0.55 per share	-	-	-	(4,587)	-	(4,587)
Other comprehensive income, net of tax	-	-	-	-	354	354

BALANCE: December 31, 2006	8,402	$4,201	$58,633	$3,963	$778	$67,575

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,553	$8,854	$7,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,074	1,204	1,243
Amortization of premium (accretion of discount) on securities, net	(44)	138	624
Provision for loan and lease losses	717	1,071	1,169
(Gain) on sale of assets	-	-	(51)
(Gain) on sale of securities	(506)	(610)	(1,121)
Recognized loss on impaired securities	23	-	-
Stock-based compensation	7	11	-
Tax benefit from exercise of stock options	601	-	-
Loss on debt prepayment	-	161	-
Deferred income tax provision (benefit)	(2,898)	(122)	316
(Increase) in accrued interest receivable	(196)	(1,059)	(200)
(Increase) in bank-owned life insurance and other assets	(1,167)	(141)	(2,089)
Increase in accrued interest payable and other liabilities	6,382	3,428	188
Net cash provided by operating activities	9,547	13,532	7,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
Purchases	(4,026)	(2,491)	(45,166)
Sales	763	3,658	2,493
Maturities and principal paydowns	23,087	24,733	82,914
Held-to-maturity investment securities
Purchases	(11,924)	(33,867)	(21,216)
Maturities and principal paydowns	25,875	3,939	3,749
Net (increase) in interest-bearing deposits with banks	(14,759)	(3,794)	(267)
Net (increase) in loans	(51,212)	(59,710)	(87,786)
Capital expenditures	(1,333)	(1,522)	(3,721)
(Increase) in other real estate owned	-	-	(25)
Net cash (used in) investing activities	(33,529)	(69,054)	(69,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(8,768)	132,129	43,238
Increase (decrease) in federal funds purchased	10,000	(40,000)	24,300
Increase (decrease) in securities sold under agreement to repurchase	(880)	3,355	(4,276)
Increase (decrease) in FHLB advances	16,000	(5,161)	-
Dividends paid	(4,587)	(4,008)	(3,472)
Proceeds from exercise of stock options	546	1,570	3,830
Proceeds from issuance of common stock	560	892	629
Net cash provided by financing activities	12,871	88,777	64,249
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(11,111)	$33,255	$3,089
CASH AND CASH EQUIVALENTS, beginning of year	64,980	32,322	29,233
CASH AND CASH EQUIVALENTS, end of year	$53,869	$64,980	$32,322

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$22,299	$15,783	$12,442
Cash paid during the year for federal and state income taxes	3,803	3,762	3,697

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Greater Community Bancorp (“the Company”), primarily through its subsidiary Greater Community Bank (“GCB”), offers a broad range of lending, leasing, depository and related financial services to individual consumers, businesses and governmental units primarily through fifteen full-service offices located in Passaic, Bergen and Morris Counties, New Jersey. GCB competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.

Highland Capital Corp. (“HCC”), a wholly-owned nonbank subsidiary of GCB, engages in commercial equipment leasing focusing on small to medium ticket and lower or middle market leases. GCB also operates a securities brokerage business in its Greater Community Financial division (“GCF”). An unaffiliated company is the registered broker-dealer for GCF. The Company provides various other financial services through its affiliated subsidiary companies.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, GCB, GCB’s direct subsidiaries HCC and Greater Community Investment Company, Inc., GCB’s indirect subsidiary Union Boulevard Corp., GCB Realty, LLC, Greater Community Services, Inc., REO Fairfield, LLC, Greater Community Tax Services LLC, Greater Community Title LLC (“Title”), Title’s direct subsidiary Greater Community 1031 Exchange Services, LLC, and the 50%-owned subsidiary Greater Community Insurance Services, LLC. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses and goodwill and intangible assets. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

The Company accounts for goodwill and other intangible assets in accordance with SFAS No, 142, Goodwill and Intangible Assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Substantially all outstanding goodwill resulted from the acquisition of First Savings Bancorp of Little Falls, Inc. in 1999. In accordance with the provisions of SFAS No. 142 the Company has determined that no goodwill impairment existed as of December 31, 2006.

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

The Company applies the aggregation criteria set forth under SFAS No.131 for GCB and all of the Company’s nonbank subsidiaries, with the exception of GCB’s nonbank subsidiary HCC, to create a reportable segment, “Community Banking.” All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. For example, Community Banking’s commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment. The Company regards HCC as a reportable segment, “Leasing”, in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the rest of the Company’s traditional geographic market. Leasing is funded by a credit facility with GCB.

The following tables present revenue, expense and net income for the years indicated and total assets at the respective year-ends for both business segments. All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and For the Year Ended December 31, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$31,820	$29,088	$2,732	$-
Non-interest income[1]	5,782	5,446	401	(65)
Total revenue	37,602	34,534	3,133	(65)
Provision for loan and lease losses	717	449	268	-
Gain on sale of investment securities	506	506	-	-
Non-interest expense	24,725	22,903	1,887	(65)
Income before provision for income taxes	12,666	11,688	978	-
Provision for income taxes	7,113	6,746	367	-
Net income	$5,553	$4,942	$611	$-
Period-end total assets	$950,969	$943,840	$71,456	$(64,327)

	At and For the Year Ended December 31, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$32,091	$29,752	$2,339	$-
Non-interest income[1]	5,611	5,284	387	(60)
Total revenue	37,702	35,036	2,726	(60)
Provision for loan and lease losses	1,071	835	236	-
Gain on sale of investment securities	610	610	-	-
Non-interest expense	23,991	22,320	1,731	(60)
Income before provision for income taxes	13,250	12,491	759	-
Provision for income taxes	4,396	4,137	259	-
Net income	$8,854	$8,354	$500	$-
Period-end total assets	$925,201	$920,910	$51,689	$(47,398)

	At and For the Year Ended December 31, 2004
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$27,651	$25,812	$1,839	$-
Non-interest income[1]	5,317	5,118	262	(63)
Total revenue	32,968	30,930	2,101	(63)
Provision for loan and lease losses	1,169	(874)	2,043	-
Gain on sale of investment securities	1,121	1,121	-	-
Gain on sale of leases	51	-	51	-
Non-interest expense	21,251	19,616	1,698	(63)
Income (loss) before provision for income taxes	11,720	13,309	(1,589)	-
Provision for income taxes (recovery)	3,934	4,435	(501)	-
Net income (loss)	$7,786	$8,874	$(1,088)	$-
Period-end total assets	$825,363	$821,746	$36,371	$(32,754)

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

As of December 31, 2006 and 2005, the Company did not have any foreign investment securities or securities designated as trading account investments.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company’s adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company did not have any derivatives at December 31, 2006 and 2005.

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

At December 31, 2006 and 2005, the Company identified investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Company’s asset/liability management strategy and possibly sold in response to changes in interest rates, changes in prepayment risk and similar factors. These securities are classified as available-for-sale. These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of the related income tax effect. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value, and are included in non-interest income in the consolidated statements of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The Company accounts for impaired loans in accordance with SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rates, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

The Company adopted FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company issues financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies after 2002.

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

PREMISES AND EQUIPMENT
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the term of the lease or estimated useful life, whichever is shorter.

The Company follows SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 retained the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No.144 also changed the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.

BANK-OWNED LIFE INSURANCE
The Company invests in bank-owned life insurance (BOLI). BOLI involves the Company’s purchase of insurance on the lives of certain employees and nonemployee directors. GCB is owner and beneficiary of the policies. Investment returns on the policies, which increase or decrease the policies’ cash surrender values (i.e., carrying amounts) are dependent on market rates.

GOODWILL
Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all of the Company’s outstanding goodwill resulted from the acquisition of First Savings Bancorp in 1999. Under SFAS No. 142 it is no longer amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company evaluates goodwill in accordance with provisions of SFAS No. 142 and has determined that no impairment loss existed as of December 31, 2006 or 2005. Goodwill at December 31, 2006 and 2005 was approximately $11.6 million, net of accumulated amortization of $1.1 million.

DEFERRED FINANCING COSTS
Deferred financing costs related to the issuance of subordinated debentures are being amortized over the life of the instruments and are included in other assets. The unamortized balances at December 31, 2006 and 2005 were approximately $785,000 and $857,000, respectively.

INCOME TAXES
The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense and income is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, interest income on nonaccrual loans, depreciation and amortization, deferred loan fees, the difference between book and tax bases of assets acquired and net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

STATEMENTS OF CASH FLOWS
Cash and cash equivalents are defined as cash on hand, cash items in process of collection, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. Cash on hand generally satisfies required reserve balances to be maintained with the Federal Reserve Bank of New York.

COMPREHENSIVE INCOME
The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table presents the components of other comprehensive income for the periods indicated.

(in thousands)	December 31, 2006			December 31, 2005			December 31, 2004
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during period	$894	$(236)	$658	$(1,740)	$713	$(1,027)	$200	$(255)	$(55)
Less: reclassification adjustment for gains included in net income	506	(202)	304	610	(244)	366	1,121	(448)	673
Other comprehensive income (loss), net	$388	$(34)	$354	$(2,350)	$957	$(1,393)	$(921)	$193	$(728)

OTHER REAL ESTATE OWNED
Other real estate owned, representing property acquired through foreclosure, is recorded at the lower of cost or market value less estimated costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, holding costs, valuation losses, and gains and losses on subsequent sale are included in the consolidated statements of income. At December 31, 2006, the Company held one property in other real estate owned in the amount of $349,000, net of valuation reserve.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $309,000, $239,000 and $245,000, respectively.

EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

STOCK-BASED COMPENSATION
At December 31, 2006, the Company had three stock-based compensation plans, which are more fully described in Note 11 within the Notes to Consolidated Financial Statements.

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

Prior to January 1, 2006 the Company accounted for its plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, except in 2005 as described below, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

(in thousands, except per share amounts)		Years Ended December 31,
		2006	2005	2004

Net income as reported		$5,553	$8,854	$7,786
Plus: stock-based compensation expense, net of income taxes,
included in reported net income		4	7	-
Less: total stock-based compensation costs, net of income taxes,
determined under fair value-based method for all awards		-	(1,220)	(247)
Pro forma net income		$5,557	$7,641	$7,539

Earnings per share - basic	As reported	$0.67	$1.10	$1.01
	Pro forma	0.67	0.95	0.97

Earnings per share - diluted	As reported	$0.67	$1.08	$0.98
	Pro forma	0.67	0.93	0.94

The Company granted 15,400 stock options in 2006, 20,500 stock options in 2005 and 108,650 stock options in 2004. The fair value of each grant was estimated on the date of grant using the Black-Scholes options-pricing model. The Company also granted 4,500 shares of restricted stock in 2006. The fair market value of each grant is equal to the price of the Company’s stock on the day following the approval of the grant.

On December 20, 2005, the Company accelerated the vesting of all unvested shares of stock options in all stock option plans in existence at the time, so that all such options became fully vested and exercisable at such date. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, a FASB interpretation of APB Opinion No. 25, compensation expense must be recorded for certain modifications of share-based payments. In the case of stock options, the acceleration of vesting is considered a modification that results in the recording of expense when, as a result of the modification, a grantee is able to vest in an award that, under the original terms, would not have vested. The Company recognized $7,000 in stock-compensation expense, net of income taxes, in 2005 in accordance with FIN 44. The total 2005 stock-based compensation costs of $1.2 million, net of income taxes, determined under the fair value-based method included $315,000 of pro forma costs for 2005 and $905,000 of future period pro forma costs attributed to the acceleration of vesting and exercisability of all unvested stock options. The acceleration of vesting and exercisability of all unvested stock options will provide the Company with a benefit to its future results of operations by an avoidance of expense that would have been required to be recorded on outstanding stock options starting January 1, 2006, in accordance with the Company’s adoption of SFAS No. 123(R), Share-Based Compensation.

VARIABLE INTEREST ENTITIES
The Company has determined that GCB Capital Trust II (“the Trust”) qualifies as a variable interest entity under FASB’s FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company. The Company adopted the provisions of FIN 46(R) in 2004, which required the Company to deconsolidate GCB Capital Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trust’s expected residual returns.

On March 1, 2005 the Federal Reserve adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies after applying FIN 46(R). In addition, the rule revised the quantitative limits applied to the aggregate amount of trust preferred securities and certain other core capital elements included in Tier I capital. The revised limits become effective after a five-year transition period.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”), Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement”. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operations and cash flows.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

SEC Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108.

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the fiscal year-end statement of financial position. Requirements for the recognition of the funded status of a defined postretirement plan and to provide the required disclosures were effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008. The Company’s adoption of the recognition and disclosure requirements as of December 31, 2006 did not have a material impact on its financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159” or “Standard”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. The Standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The Standard is effective for the Company on January 1, 2008. Early adoption is permitted under certain conditions. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

RECLASSIFICATIONS
Certain reclassifications have been made to the prior period financial statements to conform to the 2006 presentation.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale and held-to-maturity investment securities are as follows:

(in thousands)	December 31,
	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury and U.S. government agencies	$5,902	$3	$(28)	$5,877	$17,607	$1	$(162)	$17,446
State and political subdivisions	11,007	144	(179)	10,972	12,170	114	(196)	12,088
Mortgage-backed securities:
FHLMC	7,104	28	(229)	6,903	9,218	39	(301)	8,956
FNMA	19,435	27	(669)	18,793	23,673	45	(911)	22,807
Other	1,223	9	(3)	1,229	1,676	22	(5)	1,693
Total mortgage-backed securities	27,762	64	(901)	26,925	34,567	106	(1,217)	33,456
Other debt and equity securities	18,966	2,287	(85)	21,168	18,716	2,383	(112)	20,987
Total available-for-sale	63,637	2,498	(1,193)	64,942	83,060	2,604	(1,687)	83,977

Held-to-maturity:
U.S. Treasury and U.S. government agencies	29,411	18	(161)	29,268	48,226	-	(536)	47,690
State and political subdivisions	3,955	-	(6)	3,949	1,975	-	-	1,975
Mortgage-backed securities:
FHLMC	19	-	-	19	19	1	-	20
Other debt securities	3,006	-	(17)	2,989	-	-	-	-
Total held-to-maturity	36,391	18	(184)	36,225	50,220	1	(536)	49,685
Total investment securities	$100,028	$2,516	$(1,377)	$101,167	$133,280	$2,605	$(2,223)	$133,662

The amortized cost and fair value of investment securities at December 31, 2006 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

(in thousands)	December 31, 2006
Description of securities	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$3,236	$3,220
Due after one year through 5 years	5,651	5,526
Due after five years through 10 years	3,206	3,189
Due after ten years	4,816	4,914
Mortgage-backed securities	27,762	26,925
Other debt and equity securities	18,966	21,168
Total available-for-sale	63,637	64,942

Held-to-maturity:
Due in one year or less	29,879	29,743
Due after five years through ten years	3,487	3,474
Mortgage-backed securities	19	19
Other debt securities	3,006	2,989
Total held-to-maturity	36,391	36,225
Total investment securities	$100,028	$101,167

Proceeds from sales of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 were $0.8 million, $3.7 million and $2.5 million, respectively. Net securities gains of $506,000, $610,000, and $1.1 million were realized on these sales for the respective years. Gross losses were not significant for such years.

Securities totaling $25.8 million and $74.9 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, FHLB advances, securities sold under repurchase agreements and for other purposes required by law.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

(in thousands)	December 31, 2006
	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$-	$-	$998	$(1)	$998	$(1)
U.S. government agencies	2,003	(2)	2,139	(25)	4,142	(27)
State and political subdivisions	-	-	3,564	(179)	3,564	(179)
Mortgage-backed securities	428	(2)	20,701	(899)	21,129	(901)
Other debt securities	1,021	(3)	3,121	(32)	4,142	(35)
Total debt securities	3,452	(7)	30,523	(1,136)	33,975	(1,143)
Equity securities	2,252	(50)	-	-	2,252	(50)
Total available-for-sale	5,704	(57)	30,523	(1,136)	36,227	(1,193)

Held-to-maturity:
U.S. government agency	-	-	24,273	(161)	24,273	(161)
State and political subdivisions	3,949	(6)	-	-	3,949	(6)
Other debt securities	1,468	(17)	-	-	1,468	(17)
Total held-to-maturity	5,417	(23)	24,273	(161)	29,690	(184)
Total securities temporarily impaired	$11,121	$(80)	$54,796	$(1,297)	$65,917	$(1,377)

(in thousands)	December 31, 2005
	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$-	$-	$-	$-	$-	$-
U.S. government agencies	2,424	(33)	46,234	(129)	48,658	(162)
State and political subdivisions	684	(4)	3,332	(192)	4,016	(196)
Mortgage-backed securities	7,556	(107)	18,912	(1,110)	26,468	(1,217)
Other debt securities	2,346	(40)	2,286	(16)	4,632	(56)
Total debt securities	13,010	(184)	70,764	(1,447)	83,774	(1,631)
Equity securities	499	(6)	2,750	(50)	3,249	(56)
Total available-for-sale	13,509	(190)	73,514	(1,497)	87,023	(1,687)

Held-to-maturity:
Federal agency securities	31,545	(258)	16,145	(278)	47,690	(536)
Total held-to-maturity	31,545	(258)	16,145	(278)	47,690	(536)
Total securities temporarily impaired	$45,054	$(448)	$89,659	$(1,775)	$134,713	$(2,223)

The Company does not believe that any individual unrealized loss as of December 31, 2006 and 2005 represents an other-than-temporary impairment. As of these dates, a total of 140 and 191 securities, respectively, were in a continuous unrealized loss position, of which 112 and 149, respectively, were in the available-for-sale category. For 2006 and 2005, a majority of the unrealized losses were 12 months or longer in duration and consisted primarily of mortgage-backed securities issued by the FHLMC, FNMA and other similar institutions. The unrealized losses in both periods were primarily due to changes in interest rates.

NOTE 3 - LOANS AND LEASES

Major classifications of loans and leases are presented in the following table.

(in thousands)	December 31,
	2006	2005

Loans secured by 1 to 4 family residential properties	$145,000	$153,824
Loans secured by multifamily residential properties	41,749	35,563
Loans secured by nonresidential properties	381,849	323,031
Loans to individuals	2,785	3,722
Commercial loans	36,012	37,872
Construction loans	43,350	63,647
Lease financing receivables, net	71,214	53,302
Other loans	651	510
Total loans and leases	722,610	671,471
Less: Unearned income	(1,180)	(1,080)
Loans and leases, net of unearned income	$721,430	$670,391

The following table presents information related to loans and leases which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans and leases contractually past due ninety days or more as to interest or principal payments and still accruing.

(in thousands)	December 31,
	2006	2005

Nonaccruing loans and leases	$987	$1,359
Renegotiated loans	98	154
Total nonperforming loans and leases	$1,085	$1,513

Loans and leases past due 90 days and accruing	$-	$-

Gross interest income which would have been recorded under original terms	$111	$74

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans consist primarily of nonaccruing loans. Payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as reductions of principal.

As of the dates and for the years indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	December 31,
	2006	2005

Recorded investment	$687	$1,175

	Years Ended December 31,
	2006	2005	2004

Average recorded investment	$699	$1,387	$1,769
Interest income recognized	55	233	30

The valuation allowance for impaired loans, if any, is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

GCB extends credit to various directors, executive officers and their associates. These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2006, loans outstanding to these related parties amounted to $25.7 million. During 2006, new loans to related parties were $9.2 million, lines advanced totaled $1.1 million and loan and line repayments totaled $3.8 million. All related party loans were current as to principal and interest payments at December 31, 2006.

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

An analysis of the activity in the allowance for loan and lease losses is as follows:

(in thousands)	Years Ended December 31,
	2006	2005	2004

Balance, beginning of year	$9,478	$8,918	$8,142
Charge-offs	(350)	(430)	(1,201)
Recoveries	177	92	808
Provision charged to operations	717	1,071	1,169
Reclassification	-	(173)	-
Balance, end of year	$10,022	$9,478	$8,918

A reclassification was recorded in 2005 which had the effect of reducing the allowance for loan and lease losses by $173,000. The reclassification was for a previously established reserve for lease residual losses recorded in a subaccount of the allowance for loan and lease losses.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(in thousands)		December 31,
	Estimated Useful Lives	2006	2005

Land	Indefinite	$3,777	$3,777
Buildings and improvements	5 to 20 years	6,164	6,117
Furniture, fixtures and equipment	3 to 10 years	9,332	8,501
Leasehold improvements	3 to 40 years	2,815	2,604
Capital assets in progress	-	389	146
		22,477	21,145
Less: accumulated depreciation and amortization		(11,878)	(10,804)
Total premises and equipment, net		$10,599	$10,341

Depreciation and amortization expense were $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6 - DEPOSITS

At December 31, 2006, the schedule of maturities of certificates of deposit was as follows:

(in thousands)

2007	$163,701
2008	19,478
2009	10,696
2010	-
2011	-
Total certificates of deposit	$193,875
NOTE 7 - DEBT

Short-Term Borrowings
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase that generally mature within 30 days from the date of the transaction. GCB has an overnight line of credit with the Federal Home Loan Bank which is available upon maintaining an appropriate level of pledged collateral. GCB also has unsecured lines of credit with certain correspondent banks. Borrowings under such arrangements are for short-term liquidity purposes and have interest rates that fluctuate based on market conditions.

Details of short-term borrowings are presented in the following table.

(dollars in thousands)	December 31,
	2006	2005	2004
Federal funds purchased and securities sold under repurchase agreements:
Balance at year end	$18,246	$9,126	$45,771
Average during the year	13,705	12,258	14,620
Maximum month-end balance	75,629	22,162	45,771
Weighted average rate during the year	3.34%	2.47%	1.62%
Rate at year end	3.07%	2.35%	1.88%

Federal Home Loan Bank Advances
At December 31, 2006 GCB had $96.0 million of Federal Home Loan Bank Advances considered to be long-term borrowings. The advances are collateralized by certain first mortgage loans and investment securities. The weighted average interest rate on advances during 2006 was 5.21%. Of the total outstanding at December 31, 2006, $55.0 million of advances are callable on a quarterly basis at the option of the FHLB contingent on changes in interest rates. The FHLB advances mature as follows:

(in thousands)

2007	$5,000
2008	13,000
2009	22,000
2010	15,000
2011	10,000
Thereafter	31,000
Total FHLB advances	$96,000
Subordinated Debentures
During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “Debentures”) due June 30, 2032 to GCB Capital Trust II (“the Trust”), a Delaware business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company. The Debentures are the Trust's sole asset. The Trust issued 2,400,000 shares of trust preferred securities, $10 face value. The Company’s obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2007 or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the Debentures in 2032.

The Company adopted the provisions of FASB’s Financial Interpretation No. 46(R) in 2004, which required the Company to deconsolidate GCB Capital Trust II.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows:

(in thousands)	Years Ended December 31,
	2006	2005	2004
Federal
Current	$4,455	$4,184	$3,401
Deferred	(2,652)	(108)	269
State
Current	5,556	334	217
Deferred	(246)	(14)	47
Total provision for income taxes	$7,113	$4,396	$3,934

The provision for income taxes reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

(in thousands)	Years Ended December 31,
	2006	2005	2004

Federal income tax, at statutory rate	$4,333	$4,571	$3,985
Increase (reduction) in taxes resulting from:
Tax-exempt income	(225)	(428)	(423)
State income tax, net of federal benefits	3,452	210	175
Bank-owned life insurance	(165)	-	-
Other, net	(282)	43	197
Total provision for income taxes	$7,113	$4,396	$3,934

The net deferred tax asset consisted of the following:

(in thousands)	December 31,
	2006	2005

Allowance for loan and lease losses and valuation reserve on other real estate	$3,816	$3,365
Interest income on nonaccrual loans	25	49
Depreciation and amortization	924	551
Net operating loss carryforwards	378	176
Deferred directors fees	560	508
State tax and interest not currently deductible	2,231	-
Unrealized holding (gains) on securities available-for-sale	(526)	(493)
Other, net	70	460
Net deferred tax asset, included in other assets	$7,482	$4,616

The state tax information at and for the year ended December 31, 2006 in the preceding tables includes the effects of a one-time charge in connection with the Company’s review of its tax positions and its consideration of the final adjudication in the fourth quarter of 2006 of a State of New Jersey Superior Court tax case decision. As a result of the review, the Company determined there is a more likely than not probability that it will be assessed a tax liability and therefore recorded the liability in accordance with SFAS No. 5, Accounting for Contingencies and No. 109, Accounting for Income Taxes.

NOTE 9 - SHAREHOLDERS’ EQUITY

On July 31, 2006, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 14, 2006. On July 29, 2005, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2005. On July 30, 2004, the Company paid a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2004.

NOTE 10 - EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No.128, Earnings Per Share, is as follows (per share amounts have been adjusted for the effect of stock dividends):

(in thousands, except per share data)	Year Ended December 31, 2006
		Weighted
	Income	Average Shares	Per Share
	(numerator)	(denominator)	Amount
Basic EPS
Net income available to common stockholders	$5,553	8,341	$0.67
Effect of Dilutive Securities
Stock options and restricted stock	-	4	-
Diluted EPS
Net income available to common stockholders plus assumed conversions	$5,553	8,345	$0.67

	Year Ended December 31, 2005
		Weighted
	Income	Average Shares	Per Share
	(numerator)	(denominator)	Amount
Basic EPS
Net income available to common stockholders	$8,854	8,063	$1.10
Effect of Dilutive Securities
Stock options	-	153	(0.02)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$8,854	8,216	$1.08

	Year Ended December 31, 2004
	Income	Weighted Average Shares	Per Share
	(numerator)	(denominator)	Amount
Basic EPS
Net income available to common stockholders	$7,786	7,734	$1.01
Effect of Dilutive Securities
Stock options	-	247	(0.03)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$7,786	7,981	$0.98

NOTE 11 - STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (“Plans”), including the 2006 Plan (as defined below) which was approved by shareholders on April 18, 2006:

▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)

▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)

▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amounts of cumulatively granted awards, net of cancellations, through December 31, 2006. Awards are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.

Stock Options	Authorized Awards	Cumulative Granted, Net of Cancellations	Awards Available for Grant
2001 Directors Plan	68,149	61,288	-
2001 Employee Plan	365,086	238,057	-
2006 Plan (1)	307,500	15,400	292,100

Restricted Stock
2006 Plan (1)	102,500	4,500	98,000

(1) The 2006 Plan provides for a total of 410,000 authorized awards, of which a maximum of 102,500 awards may be in restricted stock.

For the 2001 Plans, the option exercise price equals the market price on the date of the grant. For the 2006 Plan, the option exercise price equals the market price on the day following the approval of the grant. Except for the 2006 Plan, the option is generally vested over a 5 year period and has a 10 year contractual term. The 2006 Plan allows the Board of Directors to grant awards under varying vesting schedules and contractual terms.

In December 2005, the Company accelerated the vesting of all unvested stock options in all stock option plans in existence at the time, so that all such options became fully vested and exercisable at such date. In April 2006, the Company’s shareholders approved the 2006 Plan for officers and key employees of the Company. The 2006 Plan provides for awards of non-qualified stock options and restricted stock.

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

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes options-pricing model which was also previously used for the Company’s pro forma information required under SFAS No. 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method). The Company elected the alternative transition method under FSP FAS 123(R)-3 to account for the tax effects of share-based payment awards.

The Company granted 15,400 stock options under the 2006 Plan for the year ended December 31, 2006, at a weighted average exercise price of $15.52. The grants vest over 4 years and have an 8-year contractual term. The fair value of each grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: expected dividend yield 3.79%; expected volatility 44%; risk-free interest rate 4.70%; and expected life 5.3 years. The fair value of each grant was estimated to be $5.14. The range of expected volatilities for all grants was 43% to 45%. The following is a description of the weighted-average assumptions used to estimate fair value:

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

The Company granted 4,500 shares of restricted stock under the 2006 Plan for the year ended December 31, 2006, at a weighted average grant price of $17.18. The grant price is the fair value or price of the Company’s stock the day following the approval of the grant. The grants vest over 4 years.

Stock compensation expense recognized in earnings for the year ended December 31, 2006 was approximately $7,000 and the related tax benefit was approximately $3,000.

As of December 31, 2006, there was $153,118 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock-based plans. That cost is expected to be recognized over a remaining weighted average requisite service period of 3.9 years.

A summary of the status of the Company’s stock options as of December 31, 2006, 2005 and 2004 and the changes during the years ending on those dates is presented in the table below.

	2006		2005		2004
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	374,841	$9.35	543,690	$8.07	797,860	$6.53
Granted	15,400	15.52	21,013	15.33	111,366	14.76
Exercised	(220,435)	6.04	(176,018)	5.83	(352,201)	6.66
Terminated	(1,808)	13.05	(13,843)	12.81	(13,335)	8.09
Outstanding, end of year	167,997	$14.22	374,841	$9.35	543,690	$8.06

Exercisable, end of year	152,597		374,841		338,408

Weighted average fair value of
options granted during the year		$15.52		$15.33		$14.76

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006, was $620,164 and $583,408, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value calculated by multiplying the number of shares of in-the-money options times the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2006 and the exercise price.

The aggregate intrinsic value of stock options exercised for the years ended December 31, 2006, 2005 and 2004 was $1,993,377, $1,608,420, and $2,676,961, respectively. Exercise of stock options for the year ended December 31, 2006 resulted in cash receipts of approximately $711,215.

The following table summarizes the status of non-vested stock options for the year ending December 31, 2006. At the present time, all non-vested stock options are expected to vest according to their vesting schedules.

	2006
Stock Options	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	-	-
Granted	15,400	$15.52
Vested	-	-
Forfeited or expired	-	-
Non-vested, end of year	15,400	$15.52

Weighted average fair value of
options granted during the year		$15.52

A summary of the status of the Company’s restricted stock as of December 31, 2006 and the changes during the year ending on that date is presented in the table below. The aggregate intrinsic value of restricted stock outstanding at December 31, 2006 was $3,295.

	2006
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	-	-
Granted	4,500	$17.18
Exercised	-	-
Forfeited	-	-
Outstanding, end of year.	4,500	$17.18

Weighted average fair value of
awards granted during the year		$17.18

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$8.21 to $13.00	43,592	3.56 years	$11.72	43,592	$11.72
$14.96 to $16.27	124,405	5.97 years	$15.17	109,055	$15.03
	167,997			152,597

The following table summarizes information about restricted stock outstanding at December 31, 2006.

	Restricted Shares Outstanding
Range of Grant Date Fair Values	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value

$17.15 to $17.40	4,500	3.97 years	$17.18

The Company’s present policy is to issue new shares upon share award exercise.

NOTE 12 - BENEFIT PLANS

EMPLOYEE 401(k) PLAN
The Company has a 401(k) savings plan covering substantially all employees. Under the plan the Company matches 50% of employee contributions for all participants with less than 5 years employment, not to exceed 2% of their salary, 75% of employee contributions for all participants with 6 years through 10 years of employment, not to exceed 3% of their salary, and 100% of employee contributions for all participants with more than 10 years of employment, not to exceed 4% of their salary. The Company expensed approximately $787,000, $763,000 and $726,000 for 2006, 2005 and 2004, respectively, for purposes of its 401(k) savings plan. Included in the expense is a profit sharing percentage which is determined on an annual basis in addition to the matched employee contribution.

EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
The Company has three participants in its Executive Supplemental Retirement Plan (“ESRP”), which is a non-contributory non-qualified benefit plan designed to provide key executives with a supplemental retirement income benefit upon reaching the benefit age of 65. The aggregate annual pre-tax benefit of the ESRP was actuarially determined to be $322,891 and will be paid over a period of 10 to 15 years. The Company intends to fund its obligations under the ESRP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the executives. For the years ended December 31, 2006, 2005 and 2004, $266,000, $254,000 and $290,000, respectively, was contributed by the Company to the retirement income trust fund and charged to operations.

DIRECTOR RETIREMENT PLANS
The Company’s Director Emeritus Plan (“DEP”) is a non-contributory non-qualified benefit plan designed to provide nonemployee directors with a certain amount of additional compensation (“Emeritus Benefit”) after retirement from active service. The aggregate annual Emeritus Benefit was actuarially determined to be $150,000 and will be paid over a period of 10 years.

The components of net periodic plan costs charged to operations for the DEP were as follows:

(in thousands)	Years Ended December 31,
	2006	2005

Service cost	$28	$38
Interest cost	47	27

Net periodic benefit expense	$75	$65

The Company has one director participating in its optional Director Supplemental Retirement Plan (“DSRP”). The DSRP is a non-contributory non-qualified benefit plan designed to provide the director with a supplemental retirement income benefit upon reaching the benefit age of 65. The annual pre-tax benefit of the DSRP was actuarially determined to be $23,160 and will be paid over a period of 10 years. For the years ended December 31, 2006, 2005 and 2004, $7,000, $6,000 and $6,000, respectively, was contributed by the Company to the retirement income trust fund and charged to operations.

The Company intends to fund its obligations under the DEP and the DSRP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the plans’ participants.

DIRECTOR DEFERRED COMPENSATION PLAN
The Company‘s Director Deferred Compensation Plan (“DDCP”) is a non-qualified deferred compensation benefit plan designed to provide participating directors with the ability to defer a certain portion of their fees to be earned in the future in the form of a deferred compensation benefit. A participating director could defer payment of a specified amount up to 100% of his monthly board fees and/or stipend as a director of both the Company and GCB using fees actually earned in 1997 for a 5-year period commencing January 1999 and ending December 2003. Deferred amounts earn interest at the rate of 10% per annum. At benefit eligibility date, the benefit under the DDCP is payable in the form of a monthly annuity for 10 years. A majority of nonemployee directors of the Company that were eligible at the time are participating in the DDCP. The Company intends to fund its obligations under the DDCP with the increase in cash surrender value of a bank-owned life insurance policy it purchased on the lives of the participants.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options. Rent expenses charged to operations approximated $915,000, $858,000 and $794,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in these amounts were $279,000 in 2006, $263,000 in 2005 and $275,000 in 2004 paid to related parties. As of December 31, 2006, future approximate minimum annual rental payments under these leases are as follows:

(in thousands)
2007	$878
2008	793
2009	687
2010	591
2011	337
Thereafter	190
Total	$3,476

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

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

GCB is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement GCB has in particular classes of financial instruments.

GCB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. GCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. GCB generally requires collateral or other security to support financial instruments with credit risk.

The approximate contract amounts are as follows:

(in thousands)	December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$147,563	$201,557
Standby letters of credit and financial guarantees written	3,524	3,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. GCB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by GCB upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by GCB to guarantee a customer's performance to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. GCB holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 and 2005 varies based on GCB’s credit evaluation. Generally, letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. Letters of credit are granted primarily to commercial borrowers.

GCB grants various commercial and consumer loans, primarily within the State of New Jersey. The Company’s lease receivables are more diversified nationally. Although GCB has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property and the borrowers' ability to timely honor their loan payment obligations is dependent on the economy.

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

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, there may not be reasonable comparability between the Company and other institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values. Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the carrying values approximate their fair values. The estimated fair values of investment securities are based on quoted market prices if available, or on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan and lease portfolio is valued using a present value discounted cash flow method where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying values of accrued interest receivable and bank-owned life insurance approximate their fair values.

The estimated fair values of non interest-bearing demand deposits, interest-bearing checking deposits, savings and certain types of money market accounts are, by their definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying values). The carrying values of variable rate deposit accounts and federal funds purchased approximate their fair values. For fixed maturity certificates of deposit, fair value is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying value of accrued interest payable approximates its fair value.

The estimated fair values of securities sold under agreements to repurchase and FHLB advances are based on the discounted value of estimated cash flows.  The discounted rate is estimated using the rates currently offered for similar instruments. The estimated fair value of subordinated debentures is based on quoted market prices.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

(in thousands)	December 31,
	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$53,869	$53,869	$64,980	$64,980
Due from banks - interest bearing	26,359	26,359	11,600	11,600
Investment securities available-for-sale	64,942	64,942	83,977	83,977
Investment securities held-to-maturity	36,391	36,225	50,220	49,685
Loans and leases, net of unearned income	721,430	718,079	670,391	670,310

Financial liabilities:
Time deposits	$193,875	$192,702	$213,174	$211,223
All other deposits	533,437	533,437	522,906	522,906
Federal funds purchased	10,000	10,000	-	-
Securities sold under agreements to repurchase	8,246	8,215	9,126	9,094
FHLB Advances	96,000	97,208	80,000	81,079
Subordinated debentures	24,743	24,456	24,743	25,980

NOTE 16 - REGULATORY MATTERS AND CAPITAL REQUIREMENTS

New Jersey state law permits a bank subsidiary to pay dividends to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus. As of December 31, 2006 and 2005, respectively, GCB had $38.8 million and $33.8 million, of funds available for the payment of dividends to the Company.

The Company and GCB are subject to various regulatory capital requirements administered by the federal banking agencies including the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and GCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and GCB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets. Management believes the Company and GCB met all capital adequacy requirements to which they were subject as of December 31, 2006.

As of December 31, 2006, GCB was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, GCB must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes no conditions or events have occurred since the most recent FDIC notification that has changed the category of GCB.

( dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total risk-based capital
Greater Community Bancorp	$90,065	11.84%	$60,855	8.00%	n/a	n/a
Greater Community Bank	83,991	11.09%	60,589	8.00%	$75,736	10.00%

Tier I risk-based capital
Greater Community Bancorp	76,521	10.06%	30,426	4.00%	n/a	n/a
Greater Community Bank	74,562	9.85%	30,279	4.00%	45,418	6.00%

Tier I leverage capital
Greater Community Bancorp	76,521	8.38%	36,526	4.00%	n/a	n/a
Greater Community Bank	74,562	8.20%	36,372	4.00%	45,465	5.00%

As of December 21, 2005
Total risk-based capital
Greater Community Bancorp	$87,127	12.19%	$57,179	8.00%	n/a	n/a
Greater Community Bank	80,704	11.32%	57,035	8.00%	71,293	10.00%

Tier I risk-based capital
Greater Community Bancorp	73,668	10.31%	28,581	4.00%	n/a	n/a
Greater Community Bank	71,803	10.07%	28,522	4.00%	42,782	6.00%

Tier I leverage capital
Greater Community Bancorp	73,668	8.35%	35,290	4.00%	n/a	n/a
Greater Community Bank	71,803	7.97%	36,037	4.00%	45,046	5.00%

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information of the parent company (Greater Community Bancorp) only is presented in the following three tables:

CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
ASSETS:
Cash	$2,599	$1,902
Investment securities available-for-sale	3,559	3,771
Investment in subsidiaries	87,350	84,021
Other assets	805	894
Total assets	$94,313	$90,588

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debentures	$24,743	$24,743
Other liabilities	1,995	1,304
Shareholders’ equity	67,575	64,541
Total liabilities and shareholders’ equity	$94,313	$90,588

CONDENSED STATEMENTS OF INCOME
(in thousands)

	Years Ended December 31,
	2006	2005	2004
INCOME:
Dividends from bank subsidiary	$3,800	$2,500	$-
Interest income	225	200	241
Gain on sale of investment securities	483	554	1,120
	4,508	3,254	1,361
EXPENSES:
Interest on subordinated debentures	2,028	2,028	2,028
Other expenses	288	221	230
	2,316	2,249	2,258

Income (loss) before income taxes	2,192	1,005	(897)
Provision for income taxes (benefit)	(712)	(719)	(399)
Equity in undistributed income of subsidiaries	2,649	7,130	8,284
NET INCOME	$5,553	$8,854	$7,786

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,553	$8,854	$7,786
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of investment securities available-for-sale	(506)	(554)	(1,120)
Recognized loss on impaired securities	23	-	-
Stock-based compensation	7	11	-
Decrease in other assets	90	64	54
Increase (decrease) in other liabilities	691	(133)	(568)
Equity in undistributed income of subsidiaries	(2,649)	(7,130)	(8,284)
Net cash provided by (used in) operating activities	3,209	1,112	(2,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(45)	-	(352)
Proceeds from the sale of investment securities available-for-sale	740	930	3,564
Payments from investments in and advances to subsidiaries	(327)	(154)	(2,823)
Proceeds from advances to subsidiaries	-	-	1,736
Net cash provided by investing activities	368	776	2,125
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	560	892	629
Proceeds from exercise of stock options	1,147	1,570	3,830
Dividends paid	(4,587)	(4,008)	(3,472)
Net cash provided by (used in) financing activities	(2,880)	(1,546)	987

NET INCREASE IN CASH AND CASH EQUIVALENTS	$697	$342	$980

CASH AND CASH EQUIVALENTS, beginning of year	1,902	1,560	580

CASH AND CASH EQUIVALENTS, end of year	$2,599	$1,902	$1,560

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following reflects summarized 2006 and 2005 quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

(in thousands, except per share data)	Quarters Ended
	December 31	September 30	June 30	March 31

2006
Interest income	$14,323	$13,855	$13,379	$13,333
Interest expense	6,615	6,093	5,321	5,041
Net interest income	7,708	7,762	8,058	8,292
Provision for loan and lease losses	226	177	314	-
Non-interest income	1,802	1,614	1,541	1,328
Non-interest expense	6,911	5,633	6,220	5,959
Income before provision for income taxes	2,373	3,566	3,065	3,661
Provision for income taxes	3,798	1,164	951	1,200
Net income	$(1,425)	$2,402	$2,114	$2,461

Earnings per share—basic	$(0.17)	$0.29	$0.26	$0.30
Earnings per share—diluted	$(0.17)	$0.29	$0.25	$0.30

Average common shares outstanding—basic	8,368	8,351	8,341	8,304
Average common shares outstanding—diluted	8,368	8,383	8,378	8,340

2005
Interest income	$13,036	$12,706	$11,890	$11,030
Interest expense	4,626	4,382	4,011	3,551
Net interest income	8,410	8,324	7,879	7,479
Provision for loan and lease losses	371	260	229	211
Non-interest income	1,399	1,379	1,658	1,786
Non-interest expense	6,163	6,053	6,039	5,854
Income before provision for income taxes	3,275	3,390	3,269	3,200
Provision for income taxes	1,063	1,122	1,058	1,037
Net income	$2,212	$2,268	$2,211	$2,163

Earnings per share—basic	$0.27	$0.28	$0.28	$0.27
Earnings per share—diluted	$0.27	$0.27	$0.27	$0.26

Average common shares outstanding—basic	8,166	8,088	8,025	7,969
Average common shares outstanding—diluted	8,307	8,265	8,241	8,219

During the fourth quarter of 2006, upon review of its tax positions the Company recorded an incremental provision for income taxes of $3.3 million and a charge to non-interest expense for $880,000 for estimated interest on income taxes in recognition of an income tax liability.

McGladrey & Pullen, LLP
One Valley Square, Ste. 250
612 Township Line Road
Blue Bell, PA 19422-2700
O 215-641-8600 F 215-641-8680

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Stockholders
Greater Community Bancorp
Totowa, New Jersey

We have audited the consolidated balance sheets of Greater Community Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Community Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 Greater Community Bancorp and Subsidiaries adopted Statement of Financial Accounting Standards No, 123R, “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greater Community Bancorp and Subsidiaries internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Greater Community Bancorp and Subsidiaries internal control over financial reporting and an unqualified opinion on the effectiveness of the Greater Community Bancorp and Subsidiaries internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 12, 2007

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this report has been made known to them in a timely manner.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

McGladrey & Pullen, LLP
One Valley Square, Ste. 250
612 Township Line Road
Blue Bell, PA 19422-2700
O 215-641-8600 F 215-641-8680

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Greater Community Bancorp
Totowa, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Greater Community Bancorp and Subsidiaries (the “Company’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

To the Board of Directors and Stockholders
Greater Community Bancorp

In our opinion, management’s assessment that Greater Community Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Greater Community Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of Greater Community Bancorp and Subsidiaries and our report dated March 12, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 12, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers: Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Reg. S-K is incorporated by reference to “Proposal-Election of Directors” and “Governance of the Company—Section 16(a) Beneficial Ownership Reporting Compliance”, “—Code of Ethics” and “—Committees of the Board of Directors” contained in the registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders furnished to the Commission pursuant to Regulation 14A (“the 2007 Annual Meeting Proxy Statement”).

Other Significant Employees: Not applicable.

Family Relationships: Anthony M. Bruno, Jr., Chairman, President and CEO of the Company and GCB. Robert C. Soldoveri, a director of the Company, is Mr. Bruno’s first cousin.

Involvement in Certain Legal Proceedings: Not applicable.

Item 11. Executive Compensation.

Information required by Items 402 and 407(e)(4) and (e)(5) of Reg. S-K is incorporated by reference to “Executive Compensation and Other Benefits” and “Governance of the Company—Compensation of Directors” contained in the 2007 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 201(d) of Reg. S-K is contained in Part II, Item 5. of this report and is incorporated herein by reference.

Information required by Item 403(a) of Reg. S-K is incorporated by reference to “Governance of the Company—Share Ownership of Management and Directors” contained in the 2007 Annual Meeting Proxy Statement.

Changes in Control: Not applicable. The registrant knows of no contractual arrangements of a nature described in Item 403(c) of Reg. S-K that may, at a future date, result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Reg. S-K is incorporated by reference to “Governance of the Company—Certain Relationships and Related Transactions” and “--Director Independence” contained in the 2007 Annual Meeting Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by Item 9(e) of Schedule 14A is incorporated by reference to “Governance of the Company—Fees of Independent Auditors for 2006 and 2005” contained in the 2007 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	This report includes financial statements for the Company's fiscal year ended December 31, 2006.

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

Greater Community Bancorp (“registrant”)

Date: March 15, 2007	BY:	/s/ Anthony M. Bruno, Jr.
Anthony M. Bruno, Jr.
Chairman, President and CEO
(Principal Executive Officer)

Date: March 15, 2007	BY:	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2007	BY:	/s/ Anthony M. Bruno, Jr.
Anthony M. Bruno, Jr.
Chairman, President & CEO

Date: March 15, 2007	BY:	/s/ Angelo J. Genova
Angelo J. Genova
Director

	BY:	/s/ Charles J. Volpe
Charles J. Volpe
Director

Date: March 15, 2007	BY:	/s/ M. A. Bramante
M. A. Bramante
Director

Date: March 15, 2007	BY:	/s/ Alfred R. Urbano
Alfred R. Urbano
Director

Date: March 15, 2007	BY:	/s/ Robert C. Soldoveri
Robert C. Soldoveri
Director

Date: March 15, 2007	BY:	/s/ William T. Ferguson
William T. Ferguson
Director

Date: March 15, 2007	BY:	/s/ David Waldman
David Waldman
Director

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

Exhibit

No.		Description
3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)
3.2		Bylaws of the Company as amended and restated effective November 21, 2006 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 22, 2006)
4.1
Junior Subordinated Indenture between the Company and Deutsche Bank Trust Company Americas as Trustee, dated May 24, 2002 (incorporated by reference to Exhibit 4.1 to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

4.2
Amended and Restated Trust among Greater Community Bancorp as Depositor, Deutsche Bank Trust Company Americas as Property Trustee, and Deutsche Bank Trust (Delaware) as Delaware Trustee, dated May 24, 2002 (incorporated by reference to Exhibit 4.4 to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

4.3
Guarantee Agreement between Greater Community Bancorp (as Guarantor) and Deutsche Bank Trust Company Americas (as Trustee) dated May 24, 2002 (incorporated by reference to Exhibit 4.6 to Form S-3 Registration Statement filed by GCB Capital Trust II and Greater Community Bancorp under the Securities Act of 1933, Registration Nos. 333-89050, 333-89050-01, filed May 24, 2002)

10.1	*
Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999)

10.2	*
Executive Supplemental Retirement Income Agreement for C. Mark Campbell dated as of January 1, 1999 among Bergen Commercial Bank, C. Mark Campbell and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

10.3	*	Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000)
10.4	*	Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors Adopted February 20, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2000)
10.5	*	Amended Employment Agreement of George E. Irwin dated August 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 1, 2003)
10.6	*
Executive Supplemental Retirement Income Agreement for Anthony M. Bruno, Jr. dated as of February 1, 2004 among Greater Community Bank, Anthony M. Bruno, Jr. and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on May 10, 2004)

10.7	*	Amended Employment and Waiver Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on December 22, 2004)
10.8	*	Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)
10.9	*	Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)
10.10	*	Employment Agreement of C. Mark Campbell as of July 31, 2006 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 11, 2006)
10.11	*	Amendment No. 1 to Employment Agreement of Anthony M. Bruno, Jr. as of August 15, 2006 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 21, 2006)
10.12	*	Amendment No. 2 to Employment Agreement of Anthony M. Bruno, Jr. as of December 20, 2006 (incorporated by reference to Exhibit 10.16 to Form 8-K filed on December 27, 2006)

E-1

EXHIBIT INDEX
(continued)
Exhibit

No.	Description

10.13	*
Greater Community Bancorp 2006 Long-Term Stock Compensation Plan Adopted April 18, 2006 (incorporated by reference to Exhibit 99 to Form S-8 Registration Statement filed by Greater Community Bancorp under the Securities Act of 1933, Registration No. 333-134205, filed May 17, 2006)

10.14	*	Form of Restricted Stock Granting Agreement under Greater Community Bancorp 2006 Long-Term Stock Compensation Plan (incorporated by reference to Exhibit 10.17 to Form 8-K filed on December 27, 2006)
10.15	*	Form of Stock Option Granting Agreement under Greater Community Bancorp 2006 Long-Term Stock Compensation Plan (incorporated by reference to Exhibit 10.18 to Form 8-K filed on December 27, 2006)
10.16	*	Employment Agreement of Mary E. Smith dated January 1, 2005 between Greater Community Bank and Mary E. Smith
21		Subsidiaries of Registrant
23.1		Consent of McGladrey and Pullen, LLPs
31.1		Certification of Chief Executive Officer dated March 15, 2007
31.2		Certification of Chief Financial Officer dated March 15, 2007
32.1		Certification of Officers pursuant to 18 U.S.C. Section 1350 dated March 15, 2007

	*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

E-2