Form 10-Q
period 2007-03-31
GREATER COMMUNITY BANCORP
filed 2007-05-08
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-14294

Greater Community Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $0.50 par value, 8,448,652 shares outstanding at April 30, 2007.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$21,801	$22,269
FEDERAL FUNDS SOLD	44,000	31,600
Total cash and cash equivalents	65,801	53,869
DUE FROM BANKS - Interest-bearing	11,967	26,359
INVESTMENT SECURITIES - Available-for-sale	70,789	64,942
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
$30,358 and $36,225 at March 31, 2007 and December 31, 2006, respectively)	30,477	36,391
Total investment securities	101,266	101,333
LOANS AND LEASES, net of unearned income	747,621	721,430
Less: Allowance for loan and lease losses	(10,272)	(10,022)
Net loans and leases	737,349	711,408
PREMISES AND EQUIPMENT, net	11,064	10,599
ACCRUED INTEREST RECEIVABLE	4,507	4,091
OTHER REAL ESTATE OWNED	349	349
BANK-OWNED LIFE INSURANCE	15,613	15,477
GOODWILL	11,574	11,574
OTHER ASSETS	16,400	15,910
TOTAL ASSETS	$975,890	$950,969

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$169,741	$169,013
Interest-bearing checking	100,775	103,853
Money market	220,204	191,912
Savings	68,015	68,659
Time deposits less than $100	120,778	119,470
Time deposits $100 and over	80,110	74,405
Total deposits	759,623	727,312
FEDERAL FUNDS PURCHASED	-	10,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	9,611	8,246
FHLB ADVANCES	96,000	96,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	4,182	3,191
OTHER LIABILITIES	13,316	13,902
Total liabilities	907,475	883,394
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,445,208 and
8,402,842 shares outstanding at March 31, 2007 and December 31, 2006, respectively	4,211	4,201
Additional paid-in capital	58,936	58,633
Retained earnings	4,508	3,963
Accumulated other comprehensive income	760	778
Total shareholders' equity	68,415	67,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$975,890	$950,969

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Loans and leases, including fees	$12,614	$11,609
Investment securities	1,394	1,406
Federal funds sold and deposits with banks	606	318
Total interest income	14,614	13,333

INTEREST EXPENSE:
Deposits	5,050	3,477
Short-term borrowings	1,366	1,057
Long-term borrowings	507	507
Total interest expense	6,923	5,041

NET INTEREST INCOME	7,691	8,292

PROVISION FOR LOAN AND LEASE LOSSES	313	-
Net interest income after provision for loan and lease losses	7,378	8,292

NON-INTEREST INCOME:
Service charges on deposit accounts	681	679
Commissions and fees	318	278
Loan fee income	238	116
Gain on sale of investment securities	141	28
Bank-owned life insurance	136	120
All other income	107	107
Total non-interest income	1,621	1,328

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,746	3,399
Occupancy and equipment	976	913
Regulatory, professional and other fees	542	562
Computer services	253	242
Office expenses	248	319
Interest on income taxes	120	-
Other operating expenses	598	524
Total non-interest expense	6,483	5,959

INCOME BEFORE PROVISION FOR INCOME TAXES	2,516	3,661
PROVISION FOR INCOME TAXES	788	1,200

NET INCOME	$1,728	$2,461

Weighted average shares outstanding - Basic	8,427	8,304
Weighted average shares outstanding - Diluted	8,445	8,340

Earnings per share - Basic	$0.21	$0.30
Earnings per share - Diluted	$0.20	$0.30

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006

NET INCOME	$1,728	$2,461
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains arising during period	75	216
Less: reclassification for gains included in net income	93	18
Other comprehensive income (loss)	(18)	198
TOTAL COMPREHENSIVE INCOME	$1,710	$2,659

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Three Months Ended March 31, 2007

BALANCE: January 1, 2007	$4,201	$58,633	$3,963	$778	$67,575
Net income	-	-	1,728	-	1,728
Exercise of stock options	3	40	-	-	43
Tax benefit from exercise of stock options	-	21		-	21
Issuance of common stock	7	233	-	-	240
Stock-based compensation	-	9	-	-	9
Cash dividends declared, $0.14 per share	-	-	(1,183)	-	(1,183)
Other comprehensive income (loss), net of tax	-	-	-	(18)	(18)
BALANCE: March 31, 2007	$4,211	$58,936	$4,508	$760	$68,415

Three Months Ended March 31, 2006

BALANCE: January 1, 2006	$3,994	$53,907	$6,216	$424	$64,541
Net income	-	-	2,461	-	2,461
Exercise of stock options	65	329	-	-	394
Issuance of common stock	8	228	-	-	236
Cash dividends declared, $0.13 per share	-	-	(1,066)	-	(1,066)
Other comprehensive income, net of tax	-	-	-	198	198
BALANCE: March 31, 2006	$4,067	$54,464	$7,611	$622	$66,764

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,728	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	278
Amortization of premium (accretion of discount) on securities, net	(16)	(10)
Provision for loan and lease losses	313	-
(Gain) on sale of securities, net	(141)	(28)
Stock-based compensation	9	-
(Increase) in accrued interest receivable	(416)	(341)
(Increase) in bank-owned life insurance and other assets	(528)	(173)
Increase (decrease) in accrued expenses and other liabilities	426	(727)
Net cash provided by operating activities	1,676	1,460

CASH FLOWS FROM INVESTING ACTIVITIES:

Available-for-sale investment securities
Purchases	(12,419)	(1,042)
Sales	1,201	42
Maturities and principal paydowns	5,399	4,045
Held-to-maturity investment securities
Purchases	(2,023)	-
Maturities and principal paydowns	7,950	3,001
Net (increase) in interest-bearing deposits with banks	14,392	4,078
Net (increase) decrease in loans and leases	(26,254)	4,945
Capital expenditures	(766)	(220)
Net cash provided by (used in) investing activities	(12,520)	14,849

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts	32,311	(26,432)
(Decrease) in federal funds purchased	(10,000)	-
Increase in securities sold under agreements to repurchase	1,365	2,636
(Decrease) in FHLB advances	-	(5,000)
Dividends paid to common shareholders	(1,183)	(1,066)
Proceeds from exercise of stock options	43	394
Proceeds from issuance of common stock	240	236
Net cash provided by (used in) financing activities	22,776	(29,232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$11,932	$(12,923)
CASH AND CASH EQUIVALENTS, beginning of period	53,869	65,577
CASH AND CASH EQUIVALENTS, end of period	$65,801	$52,654

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at March 31, 2007 and the consolidated results of operations, statements of comprehensive income, statements of changes in shareholders’ equity and statements of cash flows for the three months ended March 31, 2007 and 2006.  The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.    Dividends

On March 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company’s common stock.  The record date of the dividend was April 13, 2007 and the payment date was April 30, 2007.

3.    Earnings Per Share (EPS)

The Company’s diluted earnings per share of $0.20 and $0.30 for the three months ended March 31, 2007 and 2006, respectively, take into consideration the dilutive effects of the Company’s outstanding common stock equivalents.

(in thousands, except per share data)	Three Months Ended March 31, 2007
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$1,728	8,427	$0.21
Effect of Dilutive Securities
Stock options and restricted stock	-	18	(0.01)
Diluted EPS
Net income available to common stockholders plus assumed conversions	$1,728	8,445	$0.20

(in thousands, except per share data)	Three Months Ended March 31, 2006
		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,461	8,304	$0.30
Effect of Dilutive Securities
Stock options	-	36	-
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,461	8,340	$0.30

4.      Stock-Based Compensation

The Company has three stock-based compensation plans (“Plans”):

▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)

▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)

▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amount of cumulatively granted awards, net of cancellations, through March 31, 2007.  Authorized awards and grants are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.

Stock Options	Authorized Awards	Cumulative Granted, Net of Cancellations	Awards Available for Grant
2001 Directors Plan	68,149	61,288	-
2001 Employee Plan	365,086	238,057	-
2006 Plan (1)	307,500	15,400	292,100

Restricted Stock
2006 Plan (1)	102,500	23,164	79,336

(1) The 2006 Plan provides for a total of 410,000 authorized awards, of which a maximum of 102,500 awards may be in restricted stock.

For the 2001 Directors Plan and the 2001 Employee Plan, the option exercise price equals the market price on the grant date. For the 2006 Plan, the option exercise price equals the market price on the date following the grant date. Except for the 2006 Plan, all options have a 10 year contractual term and are fully vested. The 2006 Plan allows the Board of Directors to grant awards under varying contractual terms and vesting schedules.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R))” for all share-based payments, using the modified prospective transition method.  Under this transition method, compensation cost recognized includes compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also used for the Company’s pro forma information previously required under SFAS No. 123.  The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method).

The Company did not grant any stock options during the three-month period ended March 31, 2007. The Company granted 18,664 shares of restricted stock in the three-month period ended March 31, 2007. Total stock-based compensation expense before tax recognized in earnings in the three months ended March 31, 2007 was approximately $9,000.

As of March 31, 2007, there was approximately $313,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s Plans. That cost is expected to be recognized over a remaining requisite service period of 3.8 years.

Transactions under the Company’s Plans for the three months ended March 31, 2007 are summarized in the tables below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	167,997	$14.22
Granted	-	-
Exercised	(17,650)	14.32		$60,659
Terminated	-	-
Outstanding at March 31, 2007	150,347	$14.21	5.09	$478,708
Exercisable at March 31, 2007	134,747	$14.06	4.99	$448,808

Weighted average fair value of options granted during the period		-

Restricted Stock
Outstanding at January 1, 2007	4,500	$17.18
Granted	18,664	18.01
Exercised	-	-
Terminated	-	-
Outstanding at March 31, 2007	23,164	$17.85	2.86	$960

Weighted average fair value of awards granted during the period		$18.01

The aggregate intrinsic values in the tables above represent total pre-tax intrinsic values calculated by multiplying the number of in-the-money shares times the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $60,659 and $1,554,920, respectively. Exercise of stock options during the three months ended March 31, 2007 and 2006 resulted in cash receipts of approximately $42,884 and $394,075, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$8.21 to $13.00	40,122	3.36 years	$11.72	39,972	$11.73
$14.96 to $16.27	110,225	5.72 years	$15.11	94,775	$15.04
	150,347			134,747

The following table summarizes information about restricted stock outstanding at March 31, 2007.

	Restricted Shares Outstanding
Range of Grant Date Fair Values	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value

$17.15 to $18.01	23,164	2.86 years	$17.85

5.      Business Segments

The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three-month periods ended March 31, 2007 and 2006 and total assets as of the respective period-ends for the Company’s business segments.  All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and for the Three Months Ended March 31, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,691	$7,020	$671	$-
Non-interest income [1]	1,480	1,386	111	(17)
Total revenue	9,171	8,406	782	(17)
Provision for loan and lease losses	313	223	90	-
Gain on sale of investment securities	141	141	-
Non-interest expense	6,483	6,015	485	(17)
Income before provision for income taxes	2,516	2,309	207	-
Provision for income taxes	788	711	77	-
Net income	$1,728	$1,598	$130	$-

Period-end total assets	$975,890	$969,911	$72,617	$(66,638)

(in thousands)	At and for the Three Months Ended March 31, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$8,292	$7,622	$670	$-
Non-interest income [1]	1,300	1,231	84	(15)
Total revenue	9,592	8,853	754	(15)
Provision for loan and lease losses	-	-	-	-
Gain on sale of investment securities	28	28	-	-
Non-interest expense	5,959	5,495	479	(15)
Income before provision for income taxes	3,661	3,386	275	-
Provision for income taxes	1,200	1,106	94	-
Net income	$2,461	$2,280	$181	$-

Period-end total assets	$898,498	$892,837	$57,284	$(51,623)

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

(in thousands)	Three Months Ended
	March 31,
	2007	2006
Service cost	$5	$8
Interest cost	4	13
Net periodic benefit expense	$9	$21

The Company expects to incur approximately $37,000 in net periodic benefit expense in 2007 relative to the directors’ retirement plan.

7.	Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, some tax positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as non-interest expense in the consolidated statements of income. For the three months ended March 31, 2007, the Company recorded interest on taxes of approximately $120,000.  The interest was recognized relative to a state tax liability, net of federal benefit, of $3.3 million that was recorded as a provision for income taxes in the fourth quarter of 2006 in accordance with SFAS No. 109, Accounting for Income Taxes, which liability is outstanding as of March 31, 2007. The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 as of January 1, 2007. The Company’s adoption of FIN No. 48 did not have a material impact on its financial position, results of operations and cash flows.

8.	New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109. FIN No. 48 was effective for the Company as of January 1, 2007. The Company’s adoption of FIN No. 48 did not have a material impact on its financial position, results of operations and cash flows.

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

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the fiscal year-end statement of financial position. Requirements for the recognition of the funded status of a defined postretirement plan and to provide the required disclosures were effective for the Company as of December 31, 2006. The Company’s adoption of the recognition and disclosure requirements did not have a material impact on its financial position, results of operations and cash flows. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of March 31, 2007 and the results of operations for the three-month periods ended March 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including notes thereto, included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2006, and the other information therein. The consolidated balance sheets as of March 31, 2007, the consolidated statements of income, the consolidated statements of comprehensive income, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data.  As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GCB" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

Purpose of Discussion and Analysis

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's financial condition and results of operations for the three months ended March 31, 2007.  In order to appreciate this analysis more fully the reader is encouraged to review the consolidated financial statements, notes and statistical data presented in this report and in the MD&A section of the Company's Form 10-K for the year ended December 31, 2006.

Statements Regarding Forward-Looking Information

This Form 10-Q, both in this MD&A and elsewhere (including documents incorporated by reference herein), contains both historical information and “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “projected,” “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of GCB to generate deposits and loans and leases, attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, the effects of economic conditions and legal and regulatory barriers and structure, as well as the risks described in Part I, Item 1A. of the Company’s Form 10-K for the year ended December 31, 2006. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

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

Greater Community Title LLC, wholly-owned by the Company, provides title insurance and settlement services and, through Greater Community 1031 Exchange Services LLC, its subsidiary limited liability company, provides 1031 account exchange services. Greater Community Tax Services LLC, wholly-owned by the Company, provides personal income tax preparation services. Greater Community Insurance Services, LLC (“Insurance”), which is 50% owned by the Company, provides traditional insurance products through a joint venture with a nonaffiliated limited liability company.

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

Earnings Summary

Consolidated

Net income for the first three months of 2007 was $1.7 million, decreasing $733,000 or 29.8% compared to $2.5 million reported for the first three months of 2006.  Diluted earnings per share for the period were $0.20 compared with the $0.30 per share reported for the same period in the prior year.

The annualized returns on average equity (ROE) and average assets (ROA) for the first three months of 2007 were 10.37% and 0.74%, respectively, compared with 15.14% and 1.11% for the same period in the prior year.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing.  Community Banking and Leasing contributed $1.6 million and $130,000, respectively, to the Company’s net income for the first three months of 2007, compared to net income of $2.3 million and $181,000, respectively, for the first three months of 2006.

Net Interest Income

Net interest income for the three months ended March 31, 2007 decreased $601,000, or 7.2%, to $7.7 million compared to the three months ended March 31, 2006.  The net interest rate spread between average earning assets and average interest-bearing liabilities declined 63 basis points to 2.73%, from 3.36%, between the three-month periods ended March 31, 2007 and 2006, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. The decline in net interest income and the net interest rate spread was largely attributable to an inverted market rate yield curve that resulted in higher costing deposits and borrowings without the benefit of commensurate increases in earning asset yields.

The net interest margin on a tax equivalent basis was 3.58% for the three months ended March 31, 2007 compared to 4.09% for the same period in 2006.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated.  Yields are reflected on a fully taxable equivalent basis.

(dollars in thousands)	Three Months Ended March 31,
	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities [1]	$102,319	$1,462	5.80%	$132,447	$1,467	4.49%
Due from banks - interest-bearing	14,513	188	5.25%	9,957	98	3.99%
Federal funds sold	31,524	418	5.38%	20,241	220	4.41%
Loans and leases, net unearned income [2]	730,518	12,614	7.00%	665,410	11,609	7.08%
Total earning assets	878,874	14,682	6.78%	828,055	13,394	6.56%
Less: Allowance for loan and lease losses	(10,130)			(9,571)
All other assets	79,195			76,928
Total assets	$947,939			$895,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$364,153	$2,911	3.24%	$328,663	$1,820	2.25%
Time deposits	192,937	2,139	4.50%	196,123	1,657	3.43%
Federal funds and other borrowings [3]	112,067	1,366	4.94%	89,431	1,057	4.79%
Subordinated debentures	24,743	507	8.31%	24,743	507	8.31%
Total interest-bearing liabilities	693,900	6,923	4.05%	638,960	5,041	3.20%
Non interest-bearing deposits	169,545			179,653
Other liabilities	16,905			10,884
Shareholders' equity	67,589			65,915
Total liabilities and shareholders' equity	$947,939			$895,412

Net interest income and rate spread [1]		7,759	2.73%		8,353	3.36%
Less: tax equivalent basis adjustment		(68)			(61)
Net interest income		$7,691			$8,292
Net interest margin [1,4]			3.58%			4.09%

[1] Yield/rate on a tax equivalent basis.
[2] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[3] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[4] Net interest income divided by total earning assets.

Non-Interest Income

Non-interest income totaled $1.6 million for the three months ended March 31, 2007, increasing $293,000 or 22.1% from the same prior-year period. Of the total increase, gains on sale of investment securities increased $113,000. Loan fee income increased $122,000, primarily from fees on sales of mortgage loans held for sale and from lease termination and late fees.  Brokerage investment advisory fees increased $52,000.

Non-Interest Expense

Non-interest expense totaled $6.5 million for the first three months of 2007, increasing $524,000 or 8.8% from the same period in 2006.  Salaries and benefits expense increased $347,000, primarily in salaries. Since the same period a year ago, the Company has increased its complement of revenue-producing staff, primarily in lending, and has strengthened staff support in operations functions. Also included in the non-interest expense increase for the period was an accrual of $120,000 for interest on taxes related to the recognized tax liability recorded in the fourth quarter 2006 in accordance with SFAS No. 109.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2007 was $313,000. There was no provision recorded in the first quarter of 2006. The provision for the three-month period in 2007 generally followed the pattern of loan and lease growth and was consistent with asset quality.  Management regularly evaluates the rate of provision for loan and lease losses as part of its evaluation of the adequacy of the allowance for loan and lease losses.
Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2007, when compared to the same period in 2006, decreased $412,000. Change in the tax provision from the prior year period was primarily related to the respective change in pre-tax earnings. Effective tax rates were 31.3% and 32.8% for the three-month 2007 and 2006 periods, respectively.

FINANCIAL CONDITION

ASSETS

Between December 31, 2006 and March 31, 2007 total assets increased $24.9 million to $975.9 million. The increase was primarily attributable to growth in loan and leases and in cash and cash equivalents.

Loans and Leases

Loans and leases, net of unearned income, increased from December 31, 2006 to March 31, 2007 by $26.2 million, or 3.6%, to $747.6 million. Increases occurred primarily in loans secured by real estate and in lease receivables. Due primarily to business focus and market demand, the Company continues to grow its commercial real estate and lease receivables portfolios.

The following table reflects the composition of the loan and lease portfolio as of the dates indicated.

(in thousands)	March 31,	December 31,
	2007	2006
Loans secured by 1 to 4 family residential properties	$146,383	$145,000
Loans secured by multifamily residential properties	44,711	41,749
Loans secured by nonresidential properties	396,782	381,849
Loans to individuals	2,774	2,785
Commercial loans	36,450	36,012
Construction loans	47,041	43,350
Lease financing receivables, net	73,423	71,214
Other loans	1,279	651
Total loans and leases	748,843	722,610
Less: Unearned income	(1,222)	(1,180)
Loans and leases, net of unearned income	$747,621	$721,430

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At March 31, 2007, nonperforming loans and leases totaled $1.7 million or 0.23% of total loans and leases, increasing 8 basis points from the level reported at December 31, 2006. Nonaccruing loans and leases increased $658,000 during the period.

The following table reflects the composition of the Company’s nonperforming assets at the dates indicated.

(dollars in thousands)	March 31,	December 31,
	2007	2006
Nonaccruing loans and leases	$1,645	$987
Renegotiated loans	84	98
Total nonperforming loans and leases	1,729	1,085
Loans past due 90 days and accruing	-	-
Other real estate owned, net	349	349
Total nonperforming assets	$2,078	$1,434

Nonperforming assets to total assets	0.21%	0.15%
Nonperforming loans and leases to total loans and leases	0.23%	0.15%
Nonperforming assets to total loans and leases and
other real estate owned	0.28%	0.20%

For the three-month periods ended March 31, 2007 and 2006, interest income of $57,000 and $16,000, respectively, would have been recorded on nonaccrual loans if the loans had been current throughout the periods.

Impaired Loans

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist primarily of nonaccruing and renegotiated loans. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event interest payments received are recorded as reductions of principal.

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	March 31,	December 31,
	2007	2006
Recorded investment	$1,508	$687
Valuation allowance	200	-

	Three Months Ended March 31,
	2007	2006
Average recorded investment	$1,427	$869
Interest income recognized	-	24

The valuation allowance for impaired loans is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

Allowance for Loan and Lease Losses

Between December 31, 2006 and March 31, 2007, the allowance for loan and lease losses increased $250,000 to $10.3 million.  The provision for loan and lease losses totaled $313,000 for the three-month period, while net charge-offs were $63,000. The allowance constituted 1.37% and 1.39% of total loans and leases on March 31, 2007 and December 31, 2006, respectively.

The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at March 31, 2007 is adequate.

The following table reflects transactions affecting the allowance for loan and lease losses for the three-month periods indicated.

(in thousands)	Three Months Ended March 31,
	2007	2006
Balance at January 1	$10,022	$9,478
Charge-offs:
Commercial	-	(25)
Lease financing receivables	(67)	(89)
Installment loans to individuals	-	(3)
	(67)	(117)
Recoveries:
Commercial	1	1
Lease financing receivables	3	40
	4	41
Net charge-offs	(63)	(76)
Provision charged to operations	313	-
Balance at March 31	$10,272	$9,402

Net charge-offs to average loans and leases (annualized)	(0.03% )	(0.05% )

Investment Securities

Investment securities totaled $101.3 million at both March 31, 2007, and December 31, 2006. Portfolio activity during the period included approximately $14.4 million in securities purchases and $14.4 million in principal paydowns, maturities and sales.  Change in volume mix included a $5.9 million net decrease in securities held-to-maturity and a $5.9 million net increase in securities available-for-sale.

Cash and Cash Equivalents

Cash and cash equivalents increased from $53.9 million to $65.8 million between December 31, 2006 and March 31, 2007. The increase was entirely attributable to an increase in Federal Funds Sold.

LIABILITIES

Between December 31, 2006 and March 31, 2007, total liabilities increased $24.1 million to $907.4 million.  The increase was primarily attributable to a $32.3 million increase in total deposits and a $10.0 million reduction in Federal Funds Purchased.
Deposits

Total deposits increased from $727.3 million to $759.6 million for the three-month period ended March 31, 2007, increasing primarily in money market deposits and time deposits.

Liquidity

The Company manages its liquidity primarily under the direction of GCB’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and for other obligations. Primary sources of liquidity at March 31, 2007 totaled $148.6 million, or 15.2% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks, compared to $145.2 million, or 15.3% of total assets, at December 31, 2006.

As of March 31, 2007, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2006.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $68.4 million at March 31, 2007 was 7.0% of total assets, increasing $840,000, compared with $67.6 million or 7.1% of total assets at December 31, 2006.  The increase was primarily attributable to net retained earnings, proceeds from the exercise of stock options and proceeds from the issuance of stock pursuant to the Company’s Dividend Reinvestment Plan during the period.

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

The following table provides selected regulatory capital ratios and required minimum regulatory capital ratios for the Company and GCB at March 31, 2007.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
(dollars in thousands)	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Greater Community Bancorp	$91,112	11.59%	$62,890	8.00%	n/a	n/a
Greater Community Bank	86,327	11.04%	62,556	8.00%	$78,195	10.00%

Tier 1 risk-based capital
Greater Community Bancorp	77,766	9.89%	31,453	4.00%	n/a	n/a
Greater Community Bank	76,585	9.79%	31,291	4.00%	46,937	6.00%

Tier 1 leverage capital
Greater Community Bancorp	77,766	8.31%	37,433	4.00%	n/a	n/a
Greater Community Bank	76,585	8.22%	37,268	4.00%	46,585	5.00%

n/a = not applicable

In the last two quarters of 2006 and the first quarter of 2007 the Company declared cash dividends at the rate of $0.14 per share, or an annual rate of $0.56 per share.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company manages interest rate risk and market risk by identifying interest rate risk exposures using simulation analysis, economic value at risk and gap analysis models.  There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in its 2006 Form 10-K filed with Securities and Exchange Commission.

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“1934 Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)  Changes in internal control over financial reporting.

No significant change in the Company’s internal control over financial reporting has occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in the Company’s risk factors from that which was presented in the Company’s 2006 Form 10-K filed with Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company for the three months ended March 31, 2007 by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share

01/01/07 – 01/31/07	8,967	$17.53
02/01/07 – 02/28/07	2,932	$18.01

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

Greater Community Bancorp
(registrant)

Date: May 8, 2007	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President, Treasurer
and Chief Financial Officer

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer dated May 9, 2007
31.2	Certification of Chief Financial Officer dated May 9, 2007
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350 dated May 9, 2007

E-1