Form 10-Q
period 2007-06-30
GREATER COMMUNITY BANCORP
filed 2007-08-09
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-14294

GREATER COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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
☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $0.50 par value, 8,438,463 shares outstanding at July 30, 2007.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$20,657	$22,269
FEDERAL FUNDS SOLD	21,000	31,600
Total cash and cash equivalents	41,657	53,869
DUE FROM BANKS - Interest-bearing	11,619	26,359
INVESTMENT SECURITIES - Available-for-sale	83,029	64,942
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
$23,328 and $36,225 at June 30, 2007 and December 31, 2006, respectively)	23,859	36,391
Total investment securities	106,888	101,333
LOANS AND LEASES, net of unearned income	760,641	721,430
Less: Allowance for loan and lease losses	(10,603)	(10,022)
Net loans and leases	750,038	711,408
PREMISES AND EQUIPMENT, net	11,898	10,599
ACCRUED INTEREST RECEIVABLE	4,337	4,091
OTHER REAL ESTATE OWNED	349	349
BANK-OWNED LIFE INSURANCE	15,706	15,477
GOODWILL	11,574	11,574
OTHER ASSETS	16,296	15,910
TOTAL ASSETS	$970,362	$950,969

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$170,652	$169,013
Interest-bearing checking	91,289	103,853
Money market	239,922	191,912
Savings	67,080	68,659
Time deposits less than $100	121,448	119,470
Time deposits $100 and over	70,887	74,405
Total deposits	761,278	727,312
FEDERAL FUNDS PURCHASED	-	10,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	7,800	8,246
FHLB ADVANCES	96,000	96,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	4,134	3,191
OTHER LIABILITIES	6,678	13,902
Total liabilities	900,633	883,394
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,438,463 and
8,402,842 shares outstanding at June 30, 2007 and December 31, 2006, respectively	4,219	4,201
Additional paid-in capital	59,199	58,633
Retained earnings	6,238	3,963
Accumulated other comprehensive income	73	778
Total shareholders' equity	69,729	67,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$970,362	$950,969

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans and leases	$13,185	$11,851	$25,800	$23,459
Investment securities	1,343	1,361	2,737	2,756
Federal funds sold and deposits with banks	671	167	1,276	496
Total interest income	15,199	13,379	29,813	26,711

INTEREST EXPENSE:
Deposits	5,646	3,740	10,696	7,217
Short-term borrowings	1,273	1,074	2,640	2,132
Long-term borrowings	507	507	1,014	1,014
Total interest expense	7,426	5,321	14,350	10,363

NET INTEREST INCOME	7,773	8,058	15,463	16,348

PROVISION FOR LOAN AND LEASE LOSSES	331	314	644	314
Net interest income after provision for loan and lease losses	7,442	7,744	14,819	16,034

NON-INTEREST INCOME:
Service charges on deposit accounts	633	739	1,314	1,417
Commissions and fees	339	323	657	602
Loan fee income	197	165	435	282
Gain on sale of loans	56	-	56	-
Gain on sale of investment securities	19	-	160	28
Bank-owned life insurance	93	115	229	236
All other income	101	199	207	308
Total non-interest income	1,438	1,541	3,058	2,873

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,714	3,910	7,460	7,308
Occupancy and equipment	1,058	922	2,034	1,835
Regulatory, professional and other fees	1,346	547	1,888	1,109
Computer services	224	201	477	443
Office expenses	319	211	567	529
Interest on income taxes (recovery)	(635)	-	(515)	-
Other operating expenses	523	429	1,118	956
Total non-interest expense	6,549	6,220	13,029	12,180

INCOME BEFORE PROVISION FOR INCOME TAXES	2,331	3,065	4,848	6,727
PROVISION FOR INCOME TAXES (RECOVERY)	(627)	951	162	2,151

NET INCOME	$2,958	$2,114	$4,686	$4,576

Weighted average shares outstanding - Basic	8,433	8,341	8,423	8,322
Weighted average shares outstanding - Diluted	8,451	8,378	8,443	8,357

Earnings per share - Basic	$0.35	$0.25	$0.56	$0.55
Earnings per share - Diluted	$0.35	$0.25	$0.56	$0.55

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET INCOME	$2,958	$2,114	$4,686	$4,576
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities (losses) arising during period	(674)	(387)	(599)	(171)
Less: reclassification for gains included in net income	13	-	106	18
Other comprehensive income (loss)	(687)	(387)	(705)	(189)
TOTAL COMPREHENSIVE INCOME	$2,271	$1,727	$3,981	$4,387

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	RetaineD Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Six Months Ended June 30, 2007

BALANCE: January 1, 2007	$4,201	$58,633	$3,963	$778	$67,575
Net income	-	-	4,686	-	4,686
Exercise of stock options	4	55	-	-	59
Tax benefit from exercise of stock options	-	21	-	-	21
Issuance of common stock	14	466	-	-	480
Stock-based compensation	-	24	-	-	24
Cash dividends declared, $0.285 per share	-	-	(2,411)	-	(2,411)
Other comprehensive (loss), net of tax	-	-	-	(705)	(705)
BALANCE: June 30, 2007	$4,219	$59,199	$6,238	$73	$69,729

Six Months Ended June 30, 2006

BALANCE: January 1, 2006	$3,994	$53,907	$6,216	$424	$64,541
Net income	-	-	4,576	-	4,576
Exercise of stock options	68	202	-	-	270
Issuance of common stock	11	320	-	-	331
Cash dividends declared, $0.27 per share	-	-	(2,242)	-	(2,242)
2.5% stock dividend	101	3,118	(3,219)		-
Other comprehensive (loss), net of tax	-	-	-	(189)	(189)
BALANCE: June 30, 2006	$4,174	$57,547	$5,331	$235	$67,287

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,686	$4,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599	540
Premium amortization (discount accretion) on securities, net	(6)	(15)
Provision for loan and lease losses	644	314
(Gain) on sale of SBA loans held for sale	(56)	-
(Origination) of SBA loans held for sale	(771)	-
Proceeds from sale of SBA loans	827	-
(Gain) on sale of securities, net	(160)	(28)
Stock-based compensation	24	-
Recognized loss on impaired securities	-	23
(Increase) in accrued interest receivable	(246)	(2)
(Increase) in bank-owned life insurance and other assets	(108)	(319)
(Decrease) in accrued expenses and other liabilities	(6,281)	(591)
Net cash (used in) provided by operating activities	(848)	4,498

CASH FLOWS FROM INVESTING ACTIVITIES:

Available-for-sale investment securities
Purchases	(31,575)	(1,547)
Sales	1,248	42
Maturities and principal paydowns	11,192	16,339
Held-to-maturity investment securities
Purchases	(5,116)	(6,896)
Maturities and principal paydowns	17,671	8,913
Net decrease in interest-bearing deposits with banks	14,740	5,901
Net (increase) in loans and leases	(39,274)	(21,762)
Capital expenditures	(1,898)	(385)
Net cash (used in) provided by investing activities	(32,956)	605

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts	33,966	(39,263)
(Decrease) increase in federal funds purchased	(10,000)	4,500
(Decrease) in securities sold under agreements to repurchase	(446)	(63)
(Decrease) in FHLB advances	-	(10,000)
Dividends paid to common shareholders	(2,411)	(2,242)
Proceeds from exercise of stock options	59	270
Proceeds from issuance of common stock	480	331
Net cash provided by (used in) financing activities	21,648	(46,467)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,212)	$(41,364)
CASH AND CASH EQUIVALENTS, beginning of period	53,869	65,577
CASH AND CASH EQUIVALENTS, end of period	$41,657	$24,213

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$13,407	$10,200
Cash paid during the period for federal and state income taxes	5,870	2,365

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at June 30, 2007, the consolidated results of operations and statements of comprehensive income for the three and six months ended June 30, 2007 and 2006, and the statements of changes in shareholders’ equity and statements of cash flows for the six months ended June 30, 2007 and 2006.  The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.    Dividends

On June 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.145 per share on the Company’s common stock, payable on July 31, 2007 to shareholders of record on July 13, 2007.  On June 19, 2007, the Company’s Board of Directors also declared a 2.5% stock dividend payable on September 28, 2007 to shareholders of record on September 14, 2007.  Per share information has not been adjusted to reflect the 2.5% stock dividend since the number of shares of record and the record date price of the common stock were unknown prior to the filing of this report on Form 10-Q.

3.    Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the reporting period.  Diluted earnings per share is derived similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and restricted shares, were issued during the reporting period utilizing the Treasury stock method.

4.   Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the “Plans”):

(in thousands, except per share data)	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$2,958	$2,114	$4,686	$4,576

Basic weighted-average common shares outstanding	8,433	8,341	8,423	8,322
Plus: common stock equivalents	18	37	20	35
Diluted weighted average common shares outstanding	8,451	8,378	8,443	8,357

Earnings per share:
Basic	$0.35	$0.25	$0.56	$0.55
Diluted	$0.35	$0.25	$0.56	$0.55

▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)

▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)

▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amount of cumulatively granted awards, net of cancellations, through June 30, 2007.  Authorized awards and grants are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.

Stock Options	Authorized Awards	Cumulative Granted, Net of Cancellations	Awards Available for Grant
2001 Directors Plan	68,149	61,288	-
2001 Employee Plan	365,086	238,057	-
2006 Plan (1)	307,500	15,400	292,100

Restricted Stock
2006 Plan (1)	102,500	24,664	77,836

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

The Company did not grant any stock options during the three- and six-month periods ended June 30, 2007. The Company granted 1,500 shares of restricted stock at a weighted average grant date fair value of $17.26 in the three-month period ended June 30, 2007. For the six months ended June 30, 2007, a total of 24,664 shares of restricted stock were granted at a weighted average grant date fair value of $17.81. Total stock-based compensation expense before tax recognized in earnings in the three and six months ended June 30, 2007 was approximately $15,000 and $24,000, respectively.

As of June 30, 2007, there was approximately $488,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s Plans. That cost is expected to be recognized over a remaining requisite service period of 3.56 years.

Transactions under the Company’s Plans for the six months ended June 30, 2007 are summarized in the tables below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	167,997	$14.22
Granted	-	-
Exercised	(19,594)	13.72		$79,059
Terminated	-	-
Outstanding at June 30, 2007	148,403	$14.28	4.87	$220,289
Exercisable at June 30, 2007	132,803	$14.14	4.78	$213,165

Weighted average fair value of options granted during the period		$-

Restricted Stock	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	4,500	$17.18
Granted	20,164	17.95
Exercised	-	-
Terminated	-	-
Outstanding at June 30, 2007	24,664	$17.81	2.62	$-

Weighted average fair value of awards granted during the period		$17.95

The aggregate intrinsic values in the tables above represent total pre-tax intrinsic values calculated by multiplying the number of in-the-money shares times the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $79,059 and $1,609,767, respectively. Exercise of stock options during the six months ended June 30, 2007 and 2006 resulted in cash receipts of approximately $58,844 and $435,378, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$8.21 to $13.00	38,178	3.16 years	$11.90	38,028	$11.91
$14.96 to $16.27	110,225	5.47 years	$15.11	94,775	$15.04
	148,403			132,803

The following table summarizes information about restricted stock outstanding at June 30, 2007.

	Restricted Shares Outstanding
Range of Grant Date Fair Values	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value

$17.15 to $18.01	24,664	2.62 years	$17.81

5.      Business Segments

The Company applies the aggregation criteria set forth under SFAS No.131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three and six months ended June 30, 2007 and 2006 and total assets as of the respective period-ends for the Company’s business segments.  All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and for the Three Months Ended June 30, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,773	$7,132	$641	$-
Non-interest income [1]	1,363	1,257	123	(17)
Total revenue	9,136	8,389	764	(17)
Provision for loan and lease losses	331	253	78	-
Gain on sale of loans	56	56	-	-
Gain on sale of investment securities	19	19	-	-
Non-interest expense	6,549	6,084	482	(17)
Income before provision for income taxes	2,331	2,127	204	-
Provision for income taxes (recovery)	(627)	(703)	76	-
Net income	$2,958	$2,830	$128	$-

Total assets at period-end	$970,362	$963,554	$75,479	$(68,671)

(in thousands)	At and for the Three Months Ended June 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$8,058	$7,321	$737	$-
Non-interest income [1]	1,541	1,461	95	(15)
Total revenue	9,599	8,782	832	(15)
Provision for loan and lease losses	314	189	125	-
Non-interest expense	6,220	5,784	451	(15)
Income before provision for income taxes	3,065	2,809	256	-
Provision for income taxes	951	863	88	-
Net income	$2,114	$1,946	$168	$-

Total assets at period-end	$883,127	$877,504	$63,382	$(57,759)

(in thousands)	At and for the Six Months Ended June 30, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$15,463	$14,151	$1,312	$-
Non-interest income [1]	2,842	2,642	234	(34)
Total revenue	18,305	16,793	1,546	(34)
Provision for loan and lease losses	644	476	168	-
Gain on sale of loans	56	56	-	-
Gain on sale of investment securities	160	160	-	-
Non-interest expense	13,029	12,096	967	(34)
Income before provision for income taxes	4,848	4,437	411	-
Provision for income taxes	162	9	153	-
Net income	$4,686	$4,428	$258	$-

Total assets at period-end	$970,362	$963,554	$75,479	$(68,671)

(in thousands)	At and for the Six Months Ended June 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$16,348	$14,941	$1,407	$-
Non-interest income [1]	2,845	2,696	179	(30)
Total revenue	19,193	17,637	1,586	(30)
Provision for loan and lease losses	314	189	125	-
Gain on sale of investment securities	28	28	-	-
Non-interest expense	12,180	11,280	930	(30)
Income before provision for income taxes	6,727	6,196	531	-
Provision for income taxes	2,151	1,969	182	-
Net income	$4,576	$4,227	$349	$-

Total assets at period-end	$883,127	$877,504	$63,382	$(57,759)
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

(in thousands)	Six Months Ended
	June 30,
	2007	2006
Service cost	$11	$16
Interest cost	8	25
Net periodic benefit expense	$19	$41

The Company expects to incur a total of approximately $37,000 in net periodic benefit expense in 2007 relative to the directors’ retirement plan.

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

Interest and penalties associated with unrecognized tax benefits are classified as non-interest expense in the consolidated statements of income.  For the three months and six months ended June 30, 2007, recoveries of interest on income taxes of $635,000 and $515,000, respectively, were recorded in non-interest expense, related to partial recovery of a state tax liability recorded in the fourth quarter 2006.

8.   New Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of June 30, 2007 and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 should be read in conjunction with the consolidated audited financial statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the other information therein. The consolidated balance sheets as of June 30, 2007, the consolidated statements of income and the consolidated statements of comprehensive income for the three and six months ended June 30, 2007 and 2006, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited but include, in the opinion of the management, all adjustments considered necessary for a fair presentation of such data.  As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GCB" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “projected,” “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of GCB to generate deposits and loans and leases, attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, the effects of economic conditions and legal and regulatory barriers and structure, as well as the risks described in Part I, Item 1A. of the Company’s Form 10-K for the year ended December 31, 2006. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

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

Greater Community Title LLC (“GC Title”), wholly-owned by the Company, through Community Title LLC, which is 49% owned by GC Title, provides title services and title insurance.  GC Title wholly-owns Greater Community 1031 Exchange Services LLC which provides 1031 account exchange services. Greater Community Tax Services LLC, wholly-owned by the Company, provides personal income tax preparation services. Greater Community Insurance Services, LLC, which is 50% owned by the Company, provides traditional insurance products through a joint venture with a nonaffiliated limited liability company.

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation and industry consolidation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and nonbanks compete for customers with a broad array of banking, investment and capital market products. Despite the challenges and competition, key strengths of personalized service and local delivery continue to attract high-quality business to the Company. Highly focused personalized customer service provides a basis for differentiation in today’s environment where banks and other financial service providers target the same customer.  The Company is enthusiastic about its business opportunities due to its focus on building relationships and delivering quality service to the community banking market.

Earnings Summary

Consolidated

Net income for the three months ended June 30, 2007 was $3.0 million, increasing $844,000, or 39.9%, compared to $2.1 million reported for the same period in 2006.  Diluted earnings per share for the period were $0.35 compared with $0.25 per share for the same period in the prior year.

The annualized returns on average equity and average assets for the three months ended June 30, 2007 were 17.39% and 1.22%, respectively, compared with 12.57% and 0.97% for the same period in the prior year.

For the first six months of 2007, net income was $4.7 million or $0.55 per diluted share, compared to $4.6 million or $0.55 per diluted share earned in the first six months of 2006.

The annualized returns on average equity and average assets for the six months ended June 30, 2007 were 13.91% and 0.98%, respectively, compared with 13.85% and 1.04% for the same period in the prior year.

Earnings for the three and six months ended June 30, 2007 were affected by a partial recovery of a state income tax liability that was recognized in the fourth quarter of 2006. The recovery, which included related interest on taxes, amounted to $1.8 million, net of federal income tax. Also affecting earnings for these periods was $498,000, net of income taxes, of unamortized debt issuance costs that were recognized as impaired and charged to operations. This was in connection with redemption of all of the outstanding 8.45% trust preferred securities issued in 2002 by GCB Capital Trust II, a Delaware statutory business trust wholly-owned by the Company. The net effect of these two items was a $0.15 increase in diluted earnings per share for both the three and six months ended June 30, 2007.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing.

Community Banking and Leasing contributed $2.8 million and $128,000, respectively, to the Company’s net income for the three months ended June 30 2007, compared to net income of $1.9 million and $168,000, respectively, for the same three months in 2006. For the six months ended June 30, 2007, Community Banking and Leasing contributed net income of $4.4 million and $258,000, respectively, compared to net income of $4.2 million and $349,000, respectively, for the same period in 2006. For the three and six months ending June 30, 2007, Leasing’s net income declined primarily due to higher interest costs than in the respective periods a year ago,

Net Interest Income

Net interest income for the three months ended June 30, 2007 decreased $285,000, or 3.5%, to $7.8 million compared to the three months ended June 30, 2006.  The net interest rate spread between average earning assets and average interest-bearing liabilities declined 66 basis points to 2.60%, from 3.26%, between the three-month periods ended June 30, 2007 and 2006, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. The decline in net interest income and the net interest rate spread was largely attributable to an inverted market rate yield curve that resulted in higher costing deposits and borrowings without the benefit of commensurate increases in earning asset yields. The net interest margin was 3.47% for the three months ended June 30, 2007 compared to 4.02% for the same period in 2006.

The following table presents consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated.

(tax equivalent basis, dollars in thousands)	Three Months Ended June 30,
	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities	$99,342	$1,412	5.70%	$120,686	$1,434	4.77%
Due from banks - interest-bearing	13,102	198	6.06%	6,447	77	4.79%
Federal funds sold	36,179	473	5.24%	7,171	90	5.03%
Loans and leases, net unearned income [1]	757,746	13,185	6.98%	677,620	11,851	7.01%
Total earning assets	906,369	15,268	6.76%	811,924	13,452	6.65%
Less: Allowance for loan and lease losses	(10,450)			(9,535)
All other assets	79,749			74,849
Total assets	$975,668			$877,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$386,327	$3,281	3.41%	$330,988	$2,055	2.49%
Time deposits	201,872	2,365	4.70%	186,733	1,685	3.62%
Federal funds and other borrowings [2]	104,340	1,273	4.89%	87,144	1,074	4.94%
Subordinated debentures	24,743	507	8.22%	24,743	507	8.22%
Total interest-bearing liabilities	717,282	7,426	4.15%	629,608	5,321	3.39%
Non interest-bearing deposits	176,257			171,577
Other liabilities	13,898			8,583
Shareholders' equity	68,231			67,470
Total liabilities and shareholders' equity	$975,668			$877,238

Net interest income and rate spread		7,842	2.60%		8,131	3.26%
Tax equivalent basis adjustment		(69)			(73)
Net interest income		$7,773			$8,058
Net interest margin [3]			3.47%			4.02%

[1] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[2] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[3] Net interest income divided by total earning assets.

For the six months ended June 30, 2007, net interest income decreased $885,000, or 5.4%, compared to the six months ended June 30, 2006.  The net interest rate spread between average earning assets and average interest-bearing liabilities declined 64 basis points to 2.67%, from 3.31%, between the six-month periods ended June 30, 2007 and 2006, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. The decline in net interest income and the net interest rate spread was largely attributable to an inverted market rate yield curve that resulted in higher costing deposits and borrowings without the benefit of commensurate increases in earning asset yields. The net interest margin was 3.52% for the six months ended June 30, 2007 compared to 4.05% for the same period in 2006.

The following table presents consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated.

(tax equivalent basis, dollars in thousands)	Six Months Ended June 30,
	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities	$100,822	$2,875	5.75%	$126,535	$2,890	4.61%
Due from banks - interest-bearing	13,804	386	5.64%	8,192	186	4.58%
Federal funds sold	33,865	890	5.30%	13,644	310	4.58%
Loans and leases, net unearned income [1]	744,207	25,800	6.99%	671,731	23,459	7.04%
Total earning assets	892,698	29,951	6.77%	820,102	26,845	6.60%
Less: Allowance for loan and lease losses	(10,291)			(9,553)
All other assets	79,474			76,087
Total assets	$961,881			$886,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$375,302	$6,192	3.33%	$329,833	$3,875	2.37%
Time deposits	197,428	4,504	4.60%	191,402	3,342	3.52%
Federal funds and other borrowings [2]	108,183	2,640	4.92%	88,449	2,132	4.86%
Subordinated debentures	24,743	1,014	8.26%	24,743	1,014	8.26%
Total interest-bearing liabilities	705,656	14,350	4.10%	634,427	10,363	3.29%
Non interest-bearing deposits	172,920			175,613
Other liabilities	15,393			9,957
Shareholders' equity	67,912			66,639
Total liabilities and shareholders' equity	$961,881			$886,636

Net interest income and rate spread		15,601	2.67%		16,482	3.31%
Tax equivalent basis adjustment		(138)			(134)
Net interest income		$15,463			$16,348
Net interest margin [3]			3.52%			4.05%

[1] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[2] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[3] Net interest income divided by total earning assets.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended June 30, 2007 was $331,000, compared to $314,000 for the same prior-year period. For the six months ended June 30, 2007, the provision was $644,000, compared to $314,000 for the prior-year six month period. The provision for the three and six months ended June 30, 2007 generally followed the pattern of loan and lease growth and was consistent with asset quality. Management regularly evaluates the rate of provision for loan and lease losses as part of its evaluation of the adequacy of the allowance for loan and lease losses.

Non-Interest Income

Non-interest income totaled $1.4 million for the three months ended June 30, 2007, decreasing $103,000, or 6.7%, from the same prior-year period. Included in total non-interest income was an increase in loan fee income of $32,000, commissions and fees of $16,000 and gains on sales of SBA loans of $56,000. Offsets to these increases included a reduction in service charges on deposit accounts of $106,000, primarily overdraft fees and cycle service charges, and all other income of $98,000.  All other income declined primarily due to decreases in title insurance fees, cash surrender value of bank-owned life insurance and rental income from third parties.

For the six months ended June 30, 2007, non-interest income totaled $3.1 million, increasing $185,000, or 6.4%, from the same period in the prior year. Excluding gains on sales of investment securities and SBA loans of $132,000 and $56,000, respectively, total non-interest income approximated that of the prior-year period. Increases in loan fee income of $153,000 and commissions and fees of $55,000, primarily brokerage and advisory fees, were largely offset by declines in service charges on deposit accounts of $103,000 and all other income of $101,000.

Non-Interest Expense

Non-interest expense totaled $6.5 million for the three months ended June 30, 2007, increasing $329,000, or 5.3%, from the same period in 2006.

In connection with the Company’s redemption of its trust preferred securities effective July 2, 2007, $755,000 of unamortized debt issuance costs were recognized as impaired and charged to non-interest expense. Also included in non-interest expense for the period was a recovery of $635,000 for interest on taxes related to a state tax liability recorded in the fourth quarter 2006.

For the three months ended June 30, 2007, salaries and benefits expense decreased $196,000 year to year, in part due to severance costs of $490,000 that were recognized in the prior-year period. Excluding the effect of the severance costs, salaries and benefits expense increased approximately $294,000, or 8.6%, from the prior-year period. Since the same period a year ago, the Company has increased its complement of revenue-producing staff, primarily in lending, and has strengthened staff support in operations functions. At June 30, 2007, the Company employed 202 full-time equivalent staff, compared with 192 at June 30, 2006.

Occupancy and equipment expense increased $136,000 compared with the same period a year ago, primarily in equipment depreciation and equipment service contract costs. Office expense increased $108,000, largely in stationery, supplies and printing expenses.  Other operating expenses increased $94,000 compared to the same 2006 period, primarily in advertising, travel and entertainment and training expenses.

For the six months ended June 30, 2007, non-interest expense totaled $13.0 million, increasing $849,000, or 7.0%, from the same period in 2006.

Included in the period was $755,000 of unamortized debt issuance costs that were recognized as impaired and charged to non-interest expense in connection with the Company’s redemption of its trust preferred securities effective July 2, 2007. Also included in the period was a net recovery of $515,000 for interest on taxes related to a state tax liability recorded in the fourth quarter 2006.

Salaries and benefits expense for the six month period increased $152,000 year to year. Excluding severance costs incurred in the 2006 period, salaries and benefits expense increased approximately $642,000, or 9.4%, from the prior year period. Occupancy and equipment expense increased $199,000, primarily in equipment depreciation, equipment service contract costs, and property taxes. Other operating expenses increased $162,000 compared to the same 2006 period, primarily in advertising, travel and entertainment and training expenses.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2007 reflected a $627,000 net tax recovery, compared to $1.0 million in tax provision for the same period in 2006. For the six months ended June 30, 2007, the tax provision was $162,000, compared to $2.2 million for the same period in 2006. The provision for income taxes for the three- and six-month periods ended June 30, 2007 was affected by a recovery of $1.2 million related to a state income tax liability, including federal tax on recovery of interest on taxes, that was recognized in the fourth quarter of 2006. A one-time charge was recognized at the time in connection with the Company’s review of its tax positions and its consideration of the final adjudication in the fourth quarter of 2006 of a State of New Jersey Superior Court tax case decision. The Company subsequently entered into voluntary disclosure agreements with the NJ Division of Taxation and satisfied all disclosure and filing requirements under the agreements.

The tax provision for the six months ended June 30, 2007, excluding consideration of the $1.2 million recovery, represents an effective tax rate of 31.2%, compared with 32.0% for the same period in 2006.

FINANCIAL CONDITION

ASSETS

Between December 31, 2006 and June 30, 2007 total assets increased $19.4 million to $970.4 million. The increase was primarily attributable to growth in loans and leases, partially funded and offset by a decrease in cash and cash equivalents and interest-bearing due from banks.

Loans and Leases

Loans and leases, net of unearned income, increased from December 31, 2006 to June 30, 2007 by $39.2 million, or 5.4%, to $760.6 million. Increases occurred primarily in loans secured by real estate and in lease receivables. Due primarily to business focus and market demand, the Company continues to grow its commercial real estate and lease receivables portfolios.

The following table reflects the composition of the loan and lease portfolio as of the dates indicated.

(in thousands)	June 30,	December 31,
	2007	2006
Loans secured by 1 to 4 family residential properties	$146,674	$145,000
Loans secured by multifamily residential properties	44,663	41,749
Loans secured by nonresidential properties	409,269	381,849
Loans to individuals	2,542	2,785
Commercial loans	36,307	36,012
Construction loans	44,116	43,350
Lease financing receivables, net	76,194	71,214
Other loans	2,096	651
Total loans and leases	761,861	722,610
Less: Unearned income	(1,220)	(1,180)
Loans and leases, net of unearned income	$760,641	$721,430

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At June 30, 2007, nonperforming loans and leases totaled $2.0 million or 0.27% of total loans and leases, increasing 12 basis points from the level reported at December 31, 2006. Nonaccruing loans and leases increased $990,000 during the period.

The following table reflects the composition of the Company’s nonperforming assets at the dates indicated.

(dollars in thousands)	June 30,	December 31,
	2007	2006
Nonaccruing loans and leases	$1,977	$987
Renegotiated loans	63	98
Total nonperforming loans and leases	2,040	1,085
Loans past due 90 days and accruing	-	-
Other real estate owned, net	349	349
Total nonperforming assets	$2,389	$1,434

Nonperforming assets to total assets	0.25%	0.15%
Nonperforming loans and leases to total loans and leases	0.27%	0.15%
Nonperforming assets to total loans and leases and
other real estate owned	0.31%	0.20%

For the six-month periods ended June 30, 2007 and 2006, interest income of $128,000 and $35,000, respectively, would have been recorded on nonaccrual loans if the loans had been current throughout the periods.

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

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	June 30,	December 31,
	2007	2006
Recorded investment	$1,745	$687
Valuation allowance	200	-

	Six Months Ended June 30,
	2007	2006
Average recorded investment	$1,517	$828
Interest income recognized	76	41

The valuation allowance for impaired loans is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

Allowance for Loan and Lease Losses

Between December 31, 2006 and June 30, 2007, the allowance for loan and lease losses increased $581,000 to $10.6 million.  The provision for loan and lease losses totaled $644,000 for the six-month period, while net charge-offs were $63,000. The allowance constituted 1.39% of total loans and leases on June 30, 2007 and December 31, 2006, respectively.

The allowance for loan and lease losses is maintained at a level estimated to absorb probable losses in the loan and lease portfolio. The methodology for evaluating the adequacy of the allowance consists of several significant criteria, which include a specific allowance for identified impaired and classified loans and a general allowance allocated to segments of the portfolio and homogeneous categories of loans and leases which possess similar risk characteristics. Management believes the allowance for loan and lease losses at June 30, 2007 is adequate.

The following table reflects transactions affecting the allowance for loan and lease losses for the six-month periods indicated.

(dollars in thousands)	Six Months Ended June 30,
	2007	2006

Balance at January 1	$10,022	$9,478
Charge-offs:
Commercial	-	(25)
Lease financing receivables	(147)	(164)
Credit cards and related plans	-	(3)
	(147)	(192)
Recoveries:
Commercial	66	-
Lease financing receivables	7	79
Installment loans to individuals	11	-
Credit cards and related plans	-	2
	84	81
Net charge-offs	(63)	(111)
Provision charged to operations	644	314
Balance at June 30	$10,603	$9,681

Net charge-offs to average loans and leases (annualized)	(0.02% )	(0.03% )

Investment Securities

Investment securities totaled $106.9 million at June 30, 2007 and $101.3 million at December 31, 2006. Portfolio activity during the period included approximately $36.7 million in securities purchases and $30.1 million in principal paydowns, maturities and sales.  Change in volume mix included a $12.5 million net decrease in securities held-to-maturity and an $18.1 million net increase in securities available-for-sale.

LIABILITIES

Between December 31, 2006 and June 30, 2007, total liabilities increased $17.2 million to $900.6 million.  The increase was primarily attributable to a $34.0 million increase in total deposits, a $10.0 million reduction in federal funds purchased and a $7.2 million reduction in other liabilities.

Deposits

Total deposits increased from $727.3 million to $761.3 million for the six-month period ended June 30, 2007, increasing primarily in money market deposits. Money market deposit growth of $48.0 million more than offset decreases primarily in interest-bearing checking and time deposits $100,000 and over.

Subordinated Debentures

During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (“Trust II”), a Delaware statutory business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company.  The 2002 Debentures are Trust II’s sole asset. Trust II issued 2,400,000 shares of trust preferred securities, $10 face value. The preferred securities were redeemable on or after June 30, 2007 and were redeemed by the Company on July 2, 2007.  On July 2, 2007, GCB Capital Trust III (“Trust III”), a Delaware statutory business trust sponsored by the Company and formed as an unconsolidated subsidiary, issued and sold 24,000 trust preferred securities with a liquidation price of $1,000 per preferred security, or $24.0 million in the aggregate.  The Company received the $24 million derived from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Trust III. The trust preferred securities were issued and sold in a private placement as part of a pooled offering.  The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures mature on July 30, 2037. The Company may, with regulatory approval, redeem the debentures and the trust preferred securities at any time on or after July 30, 2017.  The annual interest rate for the debentures issued by the Company to Trust III is fixed at 6.96% for the first 10 years and thereafter will reset quarterly at a variable rate equal to the 3-month LIBOR rate plus 1.40% per annum.

Liquidity

The Company manages its liquidity primarily under the direction of GCB’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and for other obligations. Primary sources of liquidity at June 30, 2007 totaled $136.3 million, or 14.0% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks, compared to $145.2 million, or 15.3% of total assets, at December 31, 2006.

As of June 30, 2007, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2006.

Operating, Investing and Financing Cash

Cash and cash equivalents totaled $41.7 million at June 30, 2007, an increase of $17.4 million from June 30, 2006. Net cash used in operating activities for the six months ended June 30, 2007 amounted to $904,000, primarily due to net income from operations, partially offset by a $6.3 million decrease in accrued expenses and other liabilities. The decrease in accrued expenses and other liabilities was largely attributable to payment of state income taxes during the period. Net cash used in investing activities amounted to $33.0 million, primarily due to loan and lease originations and securities purchases, partially offset by proceeds from sales and maturities of securities and a decrease in interest-bearing deposits with banks.  Net cash provided by financing activities totaled $21.6 million, primarily attributable to increased deposits, partially offset by a decrease in federal funds purchased.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $69.7 million at June 30, 2007 was 7.2% of total assets, increasing $2.2 million, compared with $67.6 million or 7.1% of total assets at December 31, 2006.  The increase was primarily attributable to net retained earnings, proceeds from the exercise of stock options and proceeds from the issuance of stock pursuant to the Company’s Dividend Reinvestment Plan during the period.

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

The following table provides selected regulatory capital ratios and required minimum regulatory capital ratios for the Company and GCB at June 30, 2007.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
(dollars in thousands)	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Greater Community Bancorp	$93,150	11.73%	$63,529	8.00%	n/a	n/a
Greater Community Bank	89,220	11.29%	63,221	8.00%	$79,026	10.00%

Tier 1 risk-based capital
Greater Community Bancorp	80,474	10.14%	31,745	4.00%	n/a	n/a
Greater Community Bank	79,408	10.04%	31,637	4.00%	47,455	6.00%

Tier 1 leverage capital
Greater Community Bancorp	80,474	8.35%	38,551	4.00%	n/a	n/a
Greater Community Bank	79,408	8.28%	38,361	4.00%	47,952	5.00%

n/a = not applicable

In the last two quarters of 2006 and the first quarter of 2007 the Company declared cash dividends at the rate of $0.14 per share, or an annual rate of $0.56 per share.  During the second quarter of 2007 the Company increased the declared quarterly cash dividend to $0.145 per share, or an annual rate of $0.58 per share, and declared a 2.5% stock dividend which is payable in September.

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

Item4.  Controls and Procedures.

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

No significant change in the Company’s internal control over financial reporting has occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders for 2007 (the "2007 Annual Meeting") on April 24, 2007. The only item of business before the 2007 Annual Meeting was the election of Directors.

In accordance with the nominations described in the Company's definitive 2007 Proxy Statement filed with the Securities and Exchange Commission, the three nominees were all elected as directors for the respective terms described in the 2007 Proxy Statement and until the election and qualification of their respective successors. The voting was as follows:

Name of Nominee	Votes For	Votes Withheld
Anthony M. Bruno, Jr.	6,017,371	157,028
Angelo J. Genova	6,017,535	156,863
Alfred R. Urbano	6,016,146	158,252

The names of the Company's other Directors whose terms of office as Director continued after the 2007 Annual Meeting and the year in which their respective terms will expire are as follows:  Robert C. Soldoveri (2008); Charles J. Volpe (2008); M.A. Bramante (2009); William T. Ferguson (2009); and David Waldman (2009).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

An Exhibit Index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATER COMMUNITY BANCORP

Date: August 9, 2007	By:	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President, Treasurer
and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

4.7	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company as Trustee, dated July 2, 2007

4.8
Amended and Restated Trust Agreement among Greater Community Bancorp as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee and the Administrative Trustees named therein, dated July 2, 2007

4.9	Guarantee Agreement between Greater Community Bancorp as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated July 2, 2007

4.10	Purchase Agreement among Greater Community Bancorp, GCB Capital Trust III and TWE, Ltd. as Purchaser, dated July 2, 2007

31.1	Certification of Chief Executive Officer dated August 9, 2007

31.2	Certification of Chief Financial Officer dated August 9, 2007

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350 dated August 9, 2007