Form 10-Q
period 2007-09-30
GREATER COMMUNITY BANCORP
filed 2007-11-02
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-14294

GREATER COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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
☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $0.50 par value, 8,694,651 shares outstanding at October 30, 2007.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$18,234	$22,269
FEDERAL FUNDS SOLD	7,390	31,600
Total cash and cash equivalents	25,624	53,869
DUE FROM BANKS - Interest-bearing	7,018	26,359
INVESTMENT SECURITIES - Available-for-sale	89,482	64,942
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of
$18,443 and $36,225 at September 30, 2007 and December 31, 2006, respectively)	18,866	36,391
Total investment securities	108,348	101,333
LOANS AND LEASES, net of unearned income	789,410	721,430
Less: Allowance for loan and lease losses	(10,869)	(10,022)
Net loans and leases	778,541	711,408
PREMISES AND EQUIPMENT, net	12,148	10,599
ACCRUED INTEREST RECEIVABLE	4,640	4,091
OTHER REAL ESTATE OWNED	349	349
BANK-OWNED LIFE INSURANCE	15,827	15,477
GOODWILL	11,574	11,574
OTHER ASSETS	16,605	15,910
TOTAL ASSETS	$980,674	$950,969

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$175,257	$169,013
Interest-bearing checking	90,753	103,853
Money market	229,666	191,912
Savings	65,723	68,659
Time deposits less than $100	121,029	119,470
Time deposits $100 and over	74,892	74,405
Total deposits	757,320	727,312
FEDERAL FUNDS PURCHASED	-	10,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	9,822	8,246
FHLB ADVANCES	106,000	96,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	4,732	3,191
OTHER LIABILITIES	7,062	13,902
Total liabilities	909,679	883,394
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,664,697 and
8,402,842 shares outstanding at September 30, 2007 and December 31, 2006, respectively	4,332	4,201
Additional paid-in capital	62,436	58,633
Retained earnings	4,077	3,963
Accumulated other comprehensive income	150	778
Total shareholders' equity	70,995	67,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$980,674	$950,969

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans and leases	$13,618	$12,245	$39,417	$35,704
Investment securities	1,485	1,353	4,222	4,109
Federal funds sold and deposits with banks	400	257	1,676	753
Total interest income	15,503	13,855	45,315	40,566

INTEREST EXPENSE:
Deposits	5,716	4,526	16,412	11,743
Short-term borrowings	1,432	1,060	4,072	3,191
Long-term borrowings	422	507	1,436	1,521
Total interest expense	7,570	6,093	21,920	16,455

NET INTEREST INCOME	7,933	7,762	23,395	24,111

PROVISION FOR LOAN AND LEASE LOSSES	614	177	1,258	491
Net interest income after provision for loan and lease losses	7,319	7,585	22,137	23,620

NON-INTEREST INCOME:
Service charges on deposit accounts	644	686	1,958	2,103
Commissions and fees	372	305	1,028	907
Loan fee income	375	223	810	505
Gain on sale of loans	53	-	109	-
Gain on sale of investment securities	464	137	624	165
Bank-owned life insurance	121	117	350	352
All other income	81	146	289	454
Total non-interest income	2,110	1,614	5,168	4,486

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,540	3,204	11,000	10,512
Occupancy and equipment	916	912	2,951	2,748
Regulatory, professional and other fees	597	503	2,485	1,613
Computer services	360	201	837	644
Office expenses	260	252	827	781
Interest on income taxes (recovery)	12	-	(503)	-
Other operating expenses	501	561	1,618	1,514
Total non-interest expense	6,186	5,633	19,215	17,812

INCOME BEFORE PROVISION FOR INCOME TAXES	3,243	3,566	8,090	10,294
PROVISION FOR INCOME TAXES	1,048	1,164	1,210	3,316

NET INCOME	$2,195	$2,402	$6,880	$6,978

Weighted average shares outstanding - Basic	8,658	8,555	8,642	8,537
Weighted average shares outstanding - Diluted	8,664	8,588	8,645	8,571

Earnings per share - Basic	$0.25	$0.28	$0.80	$0.82
Earnings per share - Diluted	$0.25	$0.28	$0.80	$0.81

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET INCOME	$2,195	$2,402	$6,880	$6,978
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) arising during period	383	691	(216)	521
Less: reclassification for gains included in net income	306	90	412	109
Other comprehensive income (loss), net of tax	77	601	(628)	412
TOTAL COMPREHENSIVE INCOME	$2,272	$3,003	$6,252	$7,390

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Nine Months Ended September 30, 2007

BALANCE: January 1, 2007	$4,201	$58,633	$3,963	$778	$67,575
Net income	-	-	6,880	-	6,880
Exercise of stock options	4	55	-	-	59
Tax benefit from exercise of stock options	-	21	-	-	21
Issuance of common stock	20	702	-	-	722
Stock-based compensation	-	37	-	-	37
Cash dividends declared, $0.43 per share	-	-	(3,671)	-	(3,671)
2.5% stock dividend	107	2,988	(3,095)	-	-
Other comprehensive (loss), net of tax	-	-	-	(628)	(628)
BALANCE: September 30, 2007	$4,332	$62,436	$4,077	$150	$70,995

Nine Months Ended September 30, 2006

BALANCE: January 1, 2006	$3,994	$53,907	$6,216	$424	$64,541
Net income	-	-	6,978	-	6,978
Exercise of stock options	70	234	-	-	304
Issuance of common stock	11	320	-	-	331
Stock-based compensation	-	2	-	-	2
Cash dividends declared, $0.41 per share	-	-	(3,411)	-	(3,411)
2.5% stock dividend	101	3,118	(3,219)	-	-
Other comprehensive income, net of tax	-	-	-	412	412
BALANCE: September 30, 2006	$4,176	$57,581	$6,564	$836	$69,157

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,880	$6,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	906	797
Premium amortization (discount accretion) on securities, net	1	(24)
Provision for loan and lease losses	1,258	491
Gain on sale of SBA loans held for sale	(109)	-
Origination of SBA loans held for sale	(1,356)	-
Proceeds from sale of SBA loans	1,465	-
Gain on sale of securities, net	(624)	(165)
Stock-based compensation	37	2
Recognized loss on impaired securities	-	23
Increase in accrued interest receivable	(549)	(427)
Increase in bank-owned life insurance and other assets	(582)	(521)
(Decrease) increase in accrued expenses and other liabilities	(5,299)	813
Net cash provided by operating activities	2,028	7,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
Purchases	(40,501)	(1,547)
Sales	2,577	228
Maturities and principal paydowns	12,907	18,040
Held-to-maturity investment securities
Purchases	(5,116)	(6,883)
Maturities and principal paydowns	22,671	9,900
Decrease in interest-bearing deposits with banks	19,341	4,635
Increase in loans and leases	(68,391)	(29,282)
Capital expenditures	(2,455)	(634)
Net cash (used in) investing activities	(58,967)	(5,543)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase (decrease) in deposit accounts	30,008	(28,306)
Decrease in federal funds purchased	(10,000)	-
Increase in securities sold under agreements to repurchase	1,576	1,049
Increase (decrease) in FHLB advances	10,000	(5,000)
Dividends paid to common shareholders	(3,671)	(3,411)
Proceeds from exercise of stock options	59	304
Proceeds from issuance of common stock	722	331
Net cash provided by (used in) financing activities	28,694	(35,033)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(28,245)	$(32,609)
CASH AND CASH EQUIVALENTS, beginning of period	53,869	65,577
CASH AND CASH EQUIVALENTS, end of period	$25,624	$32,968

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$20,379	$14,896
Cash paid during the period for federal and state income taxes	5,906	3,285

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, these unaudited financial statements contain all disclosures necessary to present fairly the Company's consolidated financial position at September 30, 2007, the consolidated results of operations and statements of comprehensive income for the three and nine months ended September 30, 2007 and 2006, and the statements of changes in shareholders’ equity and statements of cash flows for the nine months ended September 30, 2007 and 2006.  The financial statements reflect all adjustments, consisting solely of normal recurring adjustments, that in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.    Dividends

On June 19, 2007, the Company’s Board of Directors declared a 2.5% stock dividend which was issued on September 28, 2007 to shareholders of record on September 14, 2007.  Accordingly, on September 28, 2007 the Company issued 211,112 shares of common stock, increasing the number of shares outstanding as of that date to 8,664,697. Applicable financial information in this report on Form 10-Q has been restated retroactively to reflect the 2.5% stock dividend.

On September 18, 2007, the Company’s Board of Directors declared a $0.145 per share cash dividend payable October 31, 2007 to shareholders of record on October 17, 2007.

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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income available to common stockholders	$2,195	$2,402	$6,880	$6,978

Basic weighted-average common shares outstanding	8,658	8,555	8,642	8,537
Plus: common stock equivalents	6	33	3	34
Diluted weighted average common shares outstanding	8,664	8,588	8,645	8,571

Basic earnings per share	$0.25	$0.28	$0.80	$0.82
Diluted earnings per share	$0.25	$0.28	$0.80	$0.81

4.   Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the “Plans”):

▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)

▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)

▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amount of cumulatively granted awards, net of cancellations, through September 30, 2007.  Authorized awards and grants are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.

Stock Options	Awards Authorized	Cumulative Granted, Net of Cancellations	Awards Available for Grant
2001 Directors Plan	69,853	62,829	-
2001 Employee Plan	374,213	242,872	-
2006 Plan (1)	315,187	15,785	299,402

Restricted Stock
2006 Plan (1)	105,063	23,859	81,204

(1) The 2006 Plan provides for a total of 420,250 authorized awards, of which a maximum of 105,063 awards may be in restricted stock.

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

The Company did not grant any stock options during the three- and nine-month periods ended September 30, 2007, and did not grant any restricted stock awards during the three months ended September 30, 2007.  For the nine months ended September 30, 2007, 20,671 shares of restricted stock were granted at a weighted average grant date fair value of $17.52. Total stock-based compensation expense before tax recognized in earnings in the three and nine months ended September 30, 2007 was approximately $14,000 and $37,000, respectively.

As of September 30, 2007, there was approximately $450,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s Plans. That cost is expected to be recognized over a remaining requisite service period of 3.31 years.

Stock option transactions under the Company’s Plans for the nine months ended September 30, 2007 are summarized in the table below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	172,197	$13.87
Granted	-	-
Exercised	(20,085)	13.38		$79,066
Terminated	(1,135)	12.94
Outstanding at September 30, 2007	150,977	$13.94	4.63	$165,806
Exercisable at September 30, 2007	137,755	$13.82	4.55	$163,816

The aggregate intrinsic values in the table above represent total pre-tax intrinsic values calculated by multiplying the number of in-the-money shares times the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $79,066 and $1,638,408, respectively. Exercise of stock options during the nine months ended September 30, 2007 and 2006 resulted in cash receipts of approximately $58,848 and $469,315, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$8.01 to $12.68	38,541	2.92 years	$11.62	38,541	$11.62
$14.60 to $15.87	112,436	5.21 years	$14.74	99,214	$14.68
	150,977			137,755

Restricted stock transactions under the Company’s Plans for the nine months ended September 30, 2007 are summarized in the table below:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2007	4,613	$16.76
Granted	20,671	17.52
Vested	-	-
Terminated	(1,425)	17.57
Outstanding at September 30, 2007	23,859	$17.37	2.37

Weighted average grant date fair value of awards granted during the period		$17.52

The following table summarizes information about restricted stock outstanding at September 30, 2007:

	Restricted Stock Outstanding
Range of Grant Date Fair Values	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value

$16.73 to $17.57	23,859	2.37 years	$17.37

5.      Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three and nine months ended September 30, 2007 and 2006 and total assets as of the respective period-ends for the Company’s business segments.  All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and for the Three Months Ended September 30, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,933	$7,281	$652	$-
Non-interest income [1]	1,593	1,448	163	(18)
Total revenue	9,526	8,729	815	(18)
Provision for loan and lease losses	614	321	293	-
Gain on sale of loans	53	53	-
Gain on sale of investment securities	464	464	-
Non-interest expense	6,186	5,763	441	(18)
Income before provision for income taxes	3,243	3,162	81	-
Provision for income taxes	1,048	1,015	33	-
Net income	$2,195	$2,147	$48	$-

Total assets at period-end	$980,674	$974,018	$78,420	$(71,764)

(in thousands)	At and for the Three Months Ended September 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,762	$7,101	$661	$-
Non-interest income [1]	1,477	1,394	101	(18)
Total revenue	9,239	8,495	762	(18)
Provision for loan and lease losses	177	99	78	-
Gain on sale of investment securities	137	137	-
Non-interest expense	5,633	5,184	467	(18)
Income before provision for income taxes	3,566	3,349	217	-
Provision for income taxes	1,164	1,074	90	-
Net income	$2,402	$2,275	$127	$-

Total assets at period-end	$898,970	$893,174	$65,700	$(59,904)

(in thousands)	At and for the Nine Months Ended September 30, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$23,395	$21,431	$1,964	$-
Non-interest income [1]	4,435	4,090	397	(52)
Total revenue	27,830	25,521	2,361	(52)
Provision for loan and lease losses	1,258	797	461	-
Gain on sale of loans	109	109	-	-
Gain on sale of investment securities	624	624	-	-
Non-interest expense	19,215	17,859	1,408	(52)
Income before provision for income taxes	8,090	7,598	492	-
Provision for income taxes	1,210	1,024	186	-
Net income	$6,880	$6,574	$306	$-

Total assets at period-end	$980,674	$974,018	$78,420	$(71,764)

(in thousands)	At and for the Nine Months Ended September 30, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$24,111	$22,043	$2,068	$-
Non-interest income [1]	4,321	4,087	281	(47)
Total revenue	28,432	26,130	2,349	(47)
Provision for loan and lease losses	491	288	203	-
Gain on sale of investment securities	165	165	-	-
Non-interest expense	17,812	16,461	1,398	(47)
Income before provision for income taxes	10,294	9,546	748	-
Provision for income taxes	3,316	3,044	272	-
Net income	$6,978	$6,502	$476	$-

Total assets at period-end	$898,970	$893,174	$65,700	$(59,904)
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

(in thousands)	Nine Months Ended
	September 30,
	2007	2006
Service cost	$16	$23
Interest cost	14	39
Net periodic benefit expense	$30	$62

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

Interest and penalties associated with unrecognized tax benefits are classified as non-interest expense in the consolidated statements of income.  For the nine months ended September 30, 2007, a recovery of interest on income taxes of $503,000 was recorded in non-interest expense, related to partial recovery of a state tax liability recorded in the fourth quarter of 2006.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the consolidated audited financial statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the other information therein. The consolidated balance sheets as of September 30, 2007, the consolidated statements of income and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2007 and 2006, the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited but include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data.  As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GCB" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

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

Earnings Summary

Consolidated

Net income for the three months ended September 30, 2007 was $2.2 million, decreasing $207,000 compared to $2.4 million reported for the same period in 2006.  Diluted earnings per share for the period were $0.25 compared with $0.28 per share for the same period in the prior year.

The annualized returns on average equity and average assets for the three months ended September 30, 2007 were 12.37% and 0.89%, respectively, compared with 14.05% and 1.06% for the same period in the prior year.

For the first nine months of 2007, net income was $6.9 million or $0.80 per diluted share, compared to $7.0 million or $0.81 per diluted share earned in the first nine months of 2006.

The annualized returns on average equity and average assets for the nine months ended September 30, 2007 were 13.37% and 0.95%, respectively, compared with 13.92% and 1.05% for the same period in the prior year.

Earnings for the nine months ended September 30, 2007 were affected by a partial recovery of a state income tax liability that was recognized in the fourth quarter of 2006. The recovery, which included related interest on taxes, amounted to $1.8 million, net of federal income tax. Also affecting earnings for the period was $498,000, net of income taxes, of unamortized debt issuance costs that were recognized as impaired and charged to operations. This was in connection with redemption of all of the outstanding 8.45% trust preferred securities issued in 2002 by GCB Capital Trust II, a Delaware statutory business trust wholly-owned by the Company.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing.

Community Banking and Leasing contributed $2.1 million and $48,000, respectively, to the Company’s net income for the three months ended September 30, 2007, compared to net income of $2.3 million and $127,000, respectively, for the same three months in 2006. For the nine months ended September 30, 2007, Community Banking and Leasing contributed net income of $6.6 million and $306,000, respectively, compared to net income of $6.5 million and $476,000, respectively, for the same period in 2006. For the three and nine months ended September 30, 2007, Leasing’s net income declined primarily due to higher interest costs and lower new lease volume than in the respective periods a year ago.

Net Interest Income

Net interest income for the three months ended September 30, 2007 increased $171,000, or 2.2%, to $7.9 million compared to the three months ended September 30, 2006.  The net interest rate spread between average earning assets and average interest-bearing liabilities declined 31 basis points to 2.62%, from 2.93%, between the three-month periods ended September 30, 2007 and 2006, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. The decline in the net interest rate spread was largely attributable to an inverted market rate yield curve that resulted in higher costing deposits and borrowings without the benefit of commensurate increases in earning asset yields. The net interest margin was 3.48% for the three months ended September 30, 2007, compared to 3.74% for the same period in 2006.

The following table presents consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated.

(tax equivalent basis, dollars in thousands)	Three Months Ended September 30,
	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities	$107,515	$1,555	5.74%	$115,736	$1,423	4.88%
Due from banks - interest-bearing	8,485	105	4.91%	6,058	71	4.65%
Federal funds sold	22,637	295	5.17%	14,288	186	5.16%
Loans and leases, net unearned income [1]	773,773	13,618	6.98%	694,863	12,245	6.99%
Total earning assets	912,410	15,573	6.77%	830,945	13,925	6.65%
Less: Allowance for loan and lease losses	(10,818)			(9,814)
All other assets	79,158			75,359
Total assets	$980,750			$896,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$388,131	3,390	3.47%	$335,073	2,419	2.86%
Time deposits	195,522	2,326	4.72%	205,962	2,107	4.06%
Federal funds and other borrowings [2]	114,680	1,432	4.95%	83,737	1,060	5.02%
Subordinated debentures	24,743	422	6.77%	24,743	507	8.13%
Total interest-bearing liabilities	723,076	7,570	4.15%	649,515	6,093	3.72%
Non interest-bearing deposits	176,432			168,564
Other liabilities	10,826			10,582
Shareholders' equity	70,416			67,829
Total liabilities and shareholders' equity	$980,750			$896,490

Net interest income and rate spread		8,003	2.62%		7,832	2.93%
Tax equivalent basis adjustment		(70)			(70)
Net interest income		$7,933			$7,762
Net interest margin [3]			3.48%			3.74%

[1] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[2] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[3] Net interest income divided by total earning assets.

or the nine months ended September 30, 2007, net interest income decreased $716,000, or 3.0%, compared to the nine months ended September 30, 2006.  The net interest rate spread between average earning assets and average interest-bearing liabilities declined 53 basis points to 2.65%, from 3.18%, between the nine-month periods ended September 30, 2007 and 2006, respectively, as an increase in the cost of deposits and borrowings more than offset the increase in the earning asset yield. The decline in net interest income and the net interest rate spread was largely attributable to an inverted market rate yield curve that resulted in higher costing deposits and borrowings without the benefit of commensurate increases in earning asset yields. The net interest margin was 3.51% for the nine months ended September 30, 2007, compared to 3.95% for the same period in 2006.

The following table presents consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated.

(tax equivalent basis, dollars in thousands)	Nine Months Ended September 30,
	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities	$103,076	$4,430	5.75%	$122,895	$4,313	4.69%
Due from banks - interest-bearing	12,011	491	5.47%	7,473	258	4.62%
Federal funds sold	30,081	1,185	5.27%	13,861	495	4.77%
Loans and leases, net unearned income [1]	754,171	39,417	6.99%	679,527	35,704	7.02%
Total earning assets	899,339	45,523	6.77%	823,756	40,770	6.62%
Less: Allowance for loan and lease losses	(10,469)			(9,641)
All other assets	79,369			75,843
Total assets	$968,239			$889,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$379,630	9,581	3.37%	$331,599	6,294	2.54%
Time deposits	196,786	6,831	4.64%	196,309	5,449	3.71%
Federal funds and other borrowings [2]	110,372	4,072	4.93%	86,861	3,191	4.91%
Subordinated debentures	24,743	1,436	7.76%	24,743	1,521	8.22%
Total interest-bearing liabilities	711,531	21,920	4.12%	639,512	16,455	3.44%
Non interest-bearing deposits	174,103			173,285
Other liabilities	13,829			10,123
Shareholders' equity	68,776			67,038
Total liabilities and shareholders' equity	$968,239			$889,958

Net interest income and rate spread		23,603	2.65%		24,315	3.18%
Tax equivalent basis adjustment		(208)			(204)
Net interest income		$23,395			$24,111
Net interest margin [3]			3.51%			3.95%

[1] Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans.
[2] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[3] Net interest income divided by total earning assets.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended September 30, 2007 was $614,000, compared to $177,000 for the same prior-year period. For the nine months ended September 30, 2007, the provision was $1.3 million, compared to $491,000 for the prior-year nine-month period. The provision for the three and nine months ended September 30, 2007 generally followed the pattern of loan and lease growth and was consistent with asset quality. For the three months ended September 30, 2007, the provision was increased partially due to charge-offs that were recorded in Highland Capital Corp., GCB’s leasing subsidiary, and in order to maintain an adequate allowance for loan and lease losses.  The charge-offs were recorded primarily on three larger leases. Management believes that the charge-offs were a conservative action and not indicative of a deterioration in overall portfolio credit quality.  Management regularly evaluates the rate of provision for loan and lease losses as part of its evaluation of the adequacy of the allowance for loan and lease losses.

Non-Interest Income

Non-interest income totaled $2.1 million for the three months ended September 30, 2007, increasing $496,000 from the same prior-year period. Included in total non-interest income for the three months ended September 30, 2007 was an increase in gains on sale of investment securities of $327,000, loan fee income of $152,000, commissions and fees of $67,000 and gains on sales of SBA loans of $53,000. Offsets to these increases included a reduction in service charges on deposit accounts of $42,000, primarily in overdraft fees, and all other income of $65,000.  All other income declined primarily due to decreases in title insurance fees and rental income from third parties.

For the nine months ended September 30, 2007, non-interest income totaled $5.2 million, increasing $682,000, or 15.2%, from the same period in the prior year. Gains on sales of investment securities and SBA loans accounted for increases of $459,000 and $109,000, respectively. Other increases were in loan fee income of $305,000 and commissions and fees of $121,000, primarily brokerage and advisory fees. Partially offsetting the increases in these non-interest income categories were declines in service charges on deposit accounts of $145,000, primarily in overdraft fees and cycle service charges, and all other income of $165,000.  All other income declined primarily due to decreases in title insurance fees and rental income from third parties.

Non-Interest Expense

Non-interest expense totaled $6.2 million for the three months ended September 30, 2007, increasing $553,000 from the same period in 2006.

Salaries and benefits expense increased $336,000 from the same year-ago period.  The Company has increased its complement of revenue-producing staff, primarily in lending, and has strengthened staff support in operations functions. At September 30, 2007, the Company employed 191 full-time equivalent staff, compared with 181 at September 30, 2006.

Occupancy and equipment expense totaled $916,000 for the three-month period, approximating that of the same period a year ago. Regulatory, professional and other fees increased $94,000, primarily in legal fees and consulting fees. Computer expense increased $159,000, largely in computer maintenance and supply costs. Other operating expenses declined $60,000 compared to the same 2006 period, primarily in advertising expense.

For the nine months ended September 30, 2007, non-interest expense totaled $19.2 million, increasing $1.4 million, or 7.9%, from the same period in 2006.

Included in the period was $755,000 of unamortized debt issuance costs that were recognized as impaired and charged to non-interest expense in connection with the Company’s redemption of its trust preferred securities effective July 2, 2007. Also included in the period was a net recovery of $503,000 for interest on taxes related to a state tax liability recorded in the fourth quarter of 2006.

Salaries and benefits expense for the nine-month period increased $488,000 year to year. Excluding severance costs incurred in the 2006 period, salaries and benefits expense increased approximately $1.1 million, or 9.8%, from the prior year period.  A significant portion of this was attributable to the Company increasing its revenue-producing staff, primarily in lending, and a strengthening of staff support in operations functions. Occupancy and equipment expense increased $203,000, primarily in rent expense and depreciation expense. Computer services expense increased $193,000, largely in computer maintenance and supply costs.  Other operating expenses increased $104,000 compared to the same 2006 period, primarily in advertising, travel and entertainment and training expenses.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2007 totaled $1.0 million, compared to $1.2 million in tax provision for the same period in 2006. For the nine months ended September 30, 2007, the tax provision was $1.2 million, compared to $3.3 million for the same period in 2006. The provision for income taxes for the nine-month period ended September 30, 2007 was affected by a recovery of $1.2 million related to a state income tax liability, including federal tax on recovery of interest on taxes, that was recognized in the fourth quarter of 2006. The tax provision for the nine months ended September 30, 2007, excluding consideration of the $1.2 million tax recovery, represented an effective tax rate of 29.2%, compared with 32.2% for the same period in 2006.

FINANCIAL CONDITION

ASSETS

Between December 31, 2006 and September 30, 2007, total assets increased $29.7 million to $980.7 million. The increase was primarily attributable to growth in loans and leases, partially funded and offset by a decrease in cash and cash equivalents and interest-bearing due from banks.

Loans and Leases

Loans and leases, net of unearned income, increased from December 31, 2006 to September 30, 2007 by $68.0 million, or 9.4%, to $789.4 million. Increases occurred primarily in loans secured by real estate, commercial loans and lease receivables.

The following table reflects the composition of the loan and lease portfolio as of the dates indicated.

(in thousands)	September 30,	December 31,
	2007	2006
Loans secured by 1 to 4 family residential properties	$145,838	$145,000
Loans secured by multifamily residential properties	47,240	41,749
Loans secured by nonresidential properties	429,593	381,849
Loans to individuals	4,031	2,785
Commercial loans	41,240	36,012
Construction loans	43,124	43,350
Lease financing receivables, net	78,661	71,214
Other loans	907	651
Total loans and leases	790,634	722,610
Less: Unearned income	(1,224)	(1,180)
Loans and leases, net of unearned income	$789,410	$721,430

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At September 30, 2007, nonperforming loans and leases totaled $2.0 million, or 0.25% of total loans and leases, increasing 10 basis points from the level reported at December 31, 2006. Nonaccruing loans and leases increased $940,000 during the period. The increase occurred primarily in the commercial real estate portfolio.

The following table reflects the composition of the Company’s nonperforming assets at the dates indicated.

(dollars in thousands)	September 30,	December 31,
	2007	2006
Nonaccruing loans and leases	$1,927	$987
Renegotiated loans	53	98
Total nonperforming loans and leases	1,980	1,085
Loans past due 90 days and accruing	-	-
Other real estate owned, net	349	349
Total nonperforming assets	2,329	$1,434

Nonperforming assets to total assets	0.24%	0.15%
Nonperforming loans and leases to total loans and leases	0.25%	0.15%
Nonperforming assets to total loans and leases and
other real estate owned	0.29%	0.20%

For the nine-month periods ended September 30, 2007 and 2006, interest income of $173,000 and $49,000, respectively, would have been recorded on nonaccrual loans if the loans had been current throughout the periods.

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

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	September 30,	December 31,
	2007	2006
Recorded investment	$1,561	$687
Valuation allowance	200	-

	Nine Months Ended September 30,
	2007	2006
Average recorded investment	$1,226	$741
Interest income recognized	139	45

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

Between December 31, 2006 and September 30, 2007, the allowance for loan and lease losses increased $847,000 to $10.9 million. The provision for loan and lease losses totaled $1.3 million for the nine-month period, while net charge-offs were $411,000. Gross charge-offs increased $251,000 during the period, primarily due to charge-offs recorded on lease financing receivables. The charge-offs were recorded primarily on three larger leases.  Management believes that the charge-offs were a conservative action, not indicative of a deterioration in overall portfolio credit quality, and expects minor recoveries in the future.  The allowance constituted 1.38% of total loans and leases on September 30, 2007 and 1.39% on December 31, 2006. Management believes the allowance for loan and lease losses at September 30, 2007 is adequate.

The following table reflects transactions affecting the allowance for loan and lease losses for the nine-month periods indicated.

(dollars (dollars in thousands)	Nine Months Ended September 30,
	2007	2006

Balance at January 1	$10,022	$9,478
Charge-offs:
Commercial	(68)	(25)
Lease financing receivables	(485)	(272)
Credit cards and related plans	-	(5)
	(553)	(302)
Recoveries:
Commercial	95	1
Lease financing receivables	37	158
Installment loans to individuals	10	-
Credit cards and related plans	-	2
	142	161
Net charge-offs	(411)	(141)
Provision charged to operations	1,258	491
Balance at September 30	$10,869	$9,828

Net charge-offs to average loans and leases (annualized)	(0.07% )	(0.03% )

Investment Securities

Investment securities totaled $108.3 million at September 30, 2007 and $101.3 million at December 31, 2006. Portfolio activity during the period included approximately $45.6 million in securities purchases and $38.2 million in principal paydowns, maturities and sales.  Change in volume mix included a $17.5 million decrease in securities held-to-maturity and a $24.5 million increase in securities available-for-sale.

LIABILITIES

Between December 31, 2006 and September 30, 2007, total liabilities increased $26.3 million to $909.7 million.  The net increase was primarily attributable to a $30.0 million increase in total deposits.

Deposits

Total deposits increased from $727.3 million to $757.3 million for the nine-month period ended September 30, 2007, increasing primarily in money market deposits and non interest-bearing checking deposits. Growth in these categories more than offset decreases in interest-bearing checking and savings deposits.

Subordinated Debentures

During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (“Trust II”), a Delaware statutory business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company.  The 2002 Debentures were Trust II’s sole asset. Trust II issued 2,400,000 shares of trust preferred securities, $10 face value. The preferred securities were redeemable on or after June 30, 2007 and were redeemed by the Company on July 2, 2007.  On July 2, 2007, GCB Capital Trust III (“Trust III”), a Delaware statutory business trust sponsored by the Company and formed as an unconsolidated subsidiary, issued and sold 24,000 trust preferred securities with a liquidation price of $1,000 per preferred security, or $24.0 million in the aggregate.  The Company received the $24.0 million derived from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Trust III. The trust preferred securities were issued and sold in a private placement as part of a pooled offering.  The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures mature on July 30, 2037. The Company may, with regulatory approval, redeem the debentures and the trust preferred securities at any time on or after July 30, 2017.  The annual interest rate for the debentures issued by the Company to Trust III is fixed at 6.96% for the first 10 years and thereafter will reset quarterly at a variable rate equal to the 3-month LIBOR rate plus 1.40% per annum.

Liquidity

The Company manages its liquidity primarily under the direction of GCB’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and for other obligations. Primary sources of liquidity at September 30, 2007 totaled $122.1 million, or 12.5% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks, compared to $145.2 million, or 15.3% of total assets, at December 31, 2006.

As of September 30, 2007, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2006.

Operating, Investing and Financing Cash

Cash and cash equivalents totaled $25.6 million at September 30, 2007, a decrease of $28.2 million from December 31, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 amounted to $2.0 million, primarily due to net income from operations as adjusted for the provision for loans and leases, partially offset by a $5.3 million decrease in accrued expenses and other liabilities. The decrease in accrued expenses and other liabilities was largely attributable to payment of state income taxes during the period.  Net cash used in investing activities amounted to $59.0 million, primarily due to loan and lease originations and securities purchases, partially offset by proceeds from sales and maturities of securities and a decrease in interest-bearing deposits with banks.  Net cash provided by financing activities totaled $28.7 million, primarily attributable to increased deposits.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $71.0 million at September 30, 2007 was 7.2% of total assets, increasing $3.4 million, compared with $67.6 million or 7.1% of total assets at December 31, 2006.  The increase was primarily attributable to retained earnings, proceeds from the exercise of stock options and proceeds from the issuance of stock pursuant to the Company’s Dividend Reinvestment Plan during the period.

The Company is subject to regulation by the Federal Reserve Board. GCB is subject to regulation by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Such regulators have promulgated risk-based capital guidelines that require the Company and GCB to meet those guidelines that involve quantitative measures of assets, and certain off-balance sheet items, calculated as risk-adjusted assets under regulatory accounting practices.

The Company and GCB remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews capital requirements, expansion strategies and related capital alternatives on an ongoing basis.

The following table provides selected regulatory capital ratios and required minimum regulatory capital ratios for the Company and GCB at September 30, 2007.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
(dollars in thousands)	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Greater Community Bancorp	$93,692	11.45%	$65,462	8.00%	n/a	n/a
Greater Community Bank	90,965	11.15%	65,266	8.00%	$81,583	10.00%

Tier 1 risk-based capital
Greater Community Bancorp	82,228	10.05%	32,728	4.00%	n/a	n/a
Greater Community Bank	80,819	9.91%	32,621	4.00%	48,932	6.00%

Tier 1 leverage capital
Greater Community Bancorp	82,228	8.49%	38,741	4.00%	n/a	n/a
Greater Community Bank	80,819	8.37%	38,623	4.00%	48,279	5.00%

n/a = not applicable

In the last two quarters of 2006 and the first quarter of 2007 the Company declared cash dividends at the rate of $0.14 per share, or an annual rate of $0.56 per share.  During the second quarter of 2007 the Company increased the declared quarterly cash dividend to $0.145 per share, or an annual rate of $0.58 per share, and declared a 2.5% stock dividend which was paid on September 28, 2007.

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

No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GREATER COMMUNITY BANCORP

Date: November 2, 2007	By:	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President, Treasurer
and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

10.16	Amendment No. 1 to Employment Agreement of Mary E. Smith dated August 7, 2007 between Greater Community Bank and Mary E. Smith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350