Form 10-K
period 2007-12-31
GREATER COMMUNITY BANCORP
filed 2008-03-12
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-14294

GREATER COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

5 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(973) 942-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.50 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
  ☒ YES         ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES     ☒ NO

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $124,293,494.  This value does not reflect a determination that persons are affiliates for any other purpose.

The number of shares outstanding of the registrant's common stock, including restricted shares, as of February 29, 2008 was 8,732,264.

PART I

Item 1. Business.

THE HOLDING COMPANY

Greater Community Bancorp (the “Company”) is a business corporation incorporated in New Jersey in 1984 and headquartered in Totowa, New Jersey.  It is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”), and is designated by the Federal Reserve as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999 (the “1999 Act”). The Company’s primary business activity is the ownership and operation of a New Jersey commercial bank subsidiary, Greater Community Bank (“GC Bank”).  GC Bank’s operation includes equipment leasing activity through its wholly-owned nonbank subsidiary, Highland Capital Corp.

BANK AND ITS SUBSIDIARIES

GC Bank received its charter from the New Jersey Department of Banking and Insurance (“Department”) and commenced operations as a commercial bank in 1986.  Its main office is located at 55 Union Boulevard, Totowa, New Jersey.  At December 31, 2007, GC Bank operated fourteen additional full-service branches located in Passaic, Bergen and Morris Counties, New Jersey.  GC Bank offers a broad variety of lending services, including commercial and residential real estate loans, short and medium term loans, revolving credit arrangements, lines of credit and consumer loans. GC Bank also offers a variety of deposit accounts, including consumer and commercial checking accounts, interest-bearing checking accounts, savings and time deposits and other customary banking services. GC Bank operates a securities brokerage business in its Greater Community Financial division (“GCF”).  Raymond James Financial Services, Inc. acts as GCF’s registered broker-dealer.

Highland Capital Corp. (“HCC”), which is a wholly-owned nonbank subsidiary of GC Bank, engages in high quality vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing.

GC Bank’s wholly-owned investment company nonbank subsidiary, Greater Community Investment Company, Inc. (“GCIC”), a New Jersey corporation, was formed to manage its investment portfolio.  GCIC has in turn a wholly-owned New York subsidiary to hold and manage its investment securities.

GC Bank’s wholly-owned nonbank subsidiary, Greater Community Redevelopment LLC, invests in community real estate redevelopment projects and currently holds one such investment through a joint venture with a nonaffiliated limited liability company.

HOLDING COMPANY NONBANK SUBSIDIARIES

During 2007, the Company operated six nonbank subsidiaries in addition to those that are wholly-owned and operated by GC Bank.

GCB Realty, LLC (“Realty”) was formed to acquire and manage real estate properties.  Realty owns a property in Bergen County, New Jersey.  GC Bank and several other tenants lease space in the building.

During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (“Trust II”), a Delaware statutory business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company.  The 2002 Debentures were Trust II’s sole asset. Trust II issued 2,400,000 shares of trust preferred securities, $10 face value. The preferred securities were redeemable on or after June 30, 2007 and were redeemed by the Company on July 2, 2007. On July 2, 2007, GCB Capital Trust III (“Trust III”), a Delaware statutory business trust sponsored by the Company and formed as an unconsolidated subsidiary, issued and sold 24,000 trust preferred securities with a liquidation price of $1,000 per preferred security, or $24.0 million in the aggregate.  The Company received the $24.0 million derived from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Trust III and used the proceeds to redeem the 2002 preferred securities.  The trust preferred securities were issued and sold in a private placement as part of a pooled offering.  The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures mature on July 30, 2037. The Company may, with regulatory approval, redeem the debentures and the trust preferred securities at any time on or after July 30, 2017.  The annual interest rate for the debentures issued by the Company to Trust III is fixed at 6.96% for the first 10 years and thereafter will reset quarterly at a variable rate equal to the 3-month LIBOR rate plus 1.40% per annum.

REO Fairfield, LLC (“REO”), wholly-owned by the Company, manages other real estate that is owned by the Company. REO previously held one property which was sold in December 2007.

Greater Community Title LLC, wholly-owned by the Company, provides title insurance and settlement services through a joint venture with a nonaffiliated limited liability company.

Greater Community Insurance Services, LLC (“Insurance”) is 50% owned by the Company. Insurance provides traditional insurance products and is a joint venture with a nonaffiliated limited liability company.

Greater Community Tax Services LLC, wholly-owned by the Company, became inactive during December 2007 and previously provided personal income tax preparation services.

BUSINESS SEGMENTS
The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, for reporting information about operating segments in its consolidated financial statements. The Company operates GC Bank and its other subsidiaries as two reportable business segments. “Community Banking” consists of GC Bank and all nonbank subsidiaries with the exception of GC Bank’s nonbank subsidiary HCC. Nonbank subsidiaries have been included within Community Banking since management deemed their aggregate operating results and assets to be insignificant for separate other segment disclosure. All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment.  The Company operates HCC as a reportable business segment, “Leasing”, in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the rest of the Company’s traditional geographic market. Financial information regarding the Company’s business segments is included in Item 7. of this Report.

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

COMPETITION
The Company, through GC Bank, competes with other New Jersey commercial banks, savings banks, savings and loan associations, finance companies, insurance companies and credit unions.  A substantial number of offices of competing financial institutions are located within GC Bank’s respective market areas.  The past trend towards consolidation of the banking industry has continued in New Jersey in recent years. This trend may make it more difficult for smaller banks such as GC Bank to compete with larger regional and national banking institutions. Several of GC Bank’s competitors are, or are affiliated with, major banking and other financial institutions that are substantially larger and have far greater financial resources than GC Bank.

Competitive factors between financial institutions can be classified into two categories: competitive rates and competitive service.  Rate competition can be intense in the origination of loans and the generation of deposits.  GC Bank competes with larger institutions with respect to the interest rates they offer.  From a service standpoint, GC Bank’s competitors, by virtue of their superior financial resources, have substantially greater lending limits than GC Bank.  Such competitors also perform certain functions for their customers, such as trust and international services, which GC Bank has chosen not to provide. The Company regularly reviews its products, pricing, locations and alternative delivery channels in order to remain competitive.

SUPERVISION AND REGULATION
The banking industry is highly regulated.  Statutory and regulatory controls increase a bank holding company’s cost of doing business, limit its options to deploy assets and maximize income and may significantly limit the activities of institutions that do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Company and GC Bank by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of shares of the Company’s common stock.

Following is a brief summary of certain statutes, rules and regulations affecting the Company and GC Bank. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control, new regulation or new federal or state legislation may have in the future.  The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

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

Federal Reserve policy requires the Company to act as a source of financial and managerial strength to GC Bank and to commit resources to support it.  In addition, any loans by the Company to GC Bank would be subordinate in right of payment to deposits and certain other indebtedness of GC Bank. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies requiring them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. At December 31, 2007, the Company had approximately $4.1 million in financial resources in addition to its investment in GC Bank and nonbank subsidiaries.

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

5.  Bank Regulation
As a state-chartered bank that is not a member of the Federal Reserve System, GC Bank is subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the “FDIA”).  Prior FDIC approval is required to establish or relocate a branch office or engage in any merger, consolidation or significant purchase or sale of assets.  GC Bank is also subject to regulation and supervision by the Department.  In addition, GC Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

The FDIC and the Department regularly examine the operations of GC Bank and its condition, including capital adequacy, reserves, loans, investments and management practices.  These examinations are for the protection of GC Bank’s depositors and the FDIC’s Deposit Insurance Fund and not the Company.  GC Bank is also required to furnish periodic reports to the FDIC and the Department. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.  See paragraph 13, “Regulatory Capital Requirements” below.

Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and performance under the Community Reinvestment Act (“CRA”).

6.  Community Reinvestment Act
Under the CRA, GC Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire communities, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA also requires all institutions to make public disclosure of their CRA examination ratings. GC Bank received a “satisfactory” CRA rating in its most recent examination.

7.  Bank Dividends
New Jersey law permits GC Bank to declare dividends only if, after payment of the dividends, its capital would be unimpaired and its remaining surplus would equal at least 50% of its capital.  Under the FDIA, GC Bank is prohibited from paying dividends or making any other capital distribution if, after that distribution, it would fail to meet its regulatory capital requirements. At December 31, 2007, GC Bank met its regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit parent companies of banks that are deemed to be “significantly undercapitalized” under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIA from paying dividends or making other capital distributions without the FDIC’s permission.  See “3.  Holding Company Dividends and Stock Repurchases” above.

8.  Restrictions on Intercompany Transactions
GC Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates.  Such restrictions prevent the Company and its affiliates from borrowing from GC Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons.  Such transactions by GC Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of GC Bank’s capital and surplus.  As to the Company and all other affiliates, such transactions are limited to an aggregate of 20% of GC Bank’s capital and surplus.  These regulations and restrictions may limit the Company’s ability to obtain funds from GC Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

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

10.  Deposit Insurance
Deposit accounts in GC Bank are insured by the FDIC up to a maximum of $100,000 per separately insured depositor (up to $250,000 for self-directed retirement accounts). GC Bank is required to pay deposit insurance premiums to the FDIC.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”).  The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount of each institution’s premium assessment is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.

Effective January 1, 2007, the FDIC implemented a new risk-based insurance assessment system that places each institution into four risk categories (Risk Categories I, II, III, and IV) using a two-step process based first on capital ratios (“capital group assignment”) and then on supervisory ratings and other relevant information (“supervisory group assignment”).  The capital group assignment includes well capitalized, adequately capitalized, and undercapitalized and is based on leverage ratios and risk-based capital ratios. The supervisory group assignment is based upon the FDIC’s consideration of evaluations provided by the institution’s primary regulator and other relevant information. In 2007, risk assessment rates for each $100 in domestic deposits maintained at the institution ranged from 5 to 7 basis points for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. At the same time, the FDIC also adopted final regulations setting the designated reserve ratio for the DIF during 2007 at 1.25% of estimated insured deposits. The FDIC has assigned GC Bank to Risk Category I, and as such, an annual 5 basis point charge was assessed.

In addition, FDIRA provides for a One-Time Assessment Credit (“OTAC”) for eligible institutions.  The OTAC will be applied to reduce deposit insurance assessments, not to include FICO (the “Financing Corporation”), and any excess credit will be carried forward until the institution’s credit is exhausted. In 2007, GC Bank received an OTAC totaling $522,114, of which $288,551 was applied to reduce the FDIC assessment charges to zero.

FICO has assessment authority, separate from the FDIC’s authority, to assess risk-based premiums for deposit insurance, to collect funds from FDIC insured institutions sufficient to pay interest on FICO bonds. The bonds issued by the FICO are due to mature in 2017 through 2019. The FDIC acts as a collection agent for FICO. The assessment for FICO was unaffected by the new assessment legislation. The annual FICO rates ranged from 1.14% to 1.22% in 2007 and 1.24% to 1.32% in 2006, for each $100 in domestic deposits that are maintained at an institution. GC Bank paid FICO premiums of $87,887 and $78,647 in 2007 and 2006, respectively.

11.  Standards for Safety and Soundness
Under FDICIA, each federal banking agency is required to prescribe noncapital safety and soundness standards for institutions under its authority.  The federal banking agencies have adopted interagency guidelines covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution that fails to meet any of these standards may be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes GC Bank meets all adopted standards.

12.  Enforcement Powers
The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Company or GC Bank is engaging in “unsafe or unsound banking practices.”  In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things.  Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties and other enforcement actions based upon the conduct of their relationships with the institutions.

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

At December 31, 2007, the Company’s total risk-based capital and leverage capital ratios were 11.49% and 8.61%, respectively.  The minimum levels established by the regulators for these measures are 8% and 4%, respectively.

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

From time to time, proposals are made by legislators and various bank regulatory authorities that would alter the powers of, and place restrictions on, different types of banking organizations.  It is impossible to predict whether any of these proposals will be adopted and any impact of such adoption on the business of the Company and/or GC Bank.  GC Bank is also subject to various Federal and State laws such as usury laws and consumer protection laws.

EMPLOYEES
As of December 31, 2007, the Company employed a total of 197 full time equivalent employees.  Management considers relations with employees to be satisfactory.

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

MERGER WITH ORITANI FINANCIAL CORP.
On November 14, 2007, the Company announced that it had entered into an Agreement and Plan of Merger with Oritani Financial Corp. ("OFC"), pursuant to which the Company will merge with and into OFC, with OFC being the surviving corporation, pending shareholder and regulatory approvals and other customary closing conditions.  Please see the section entitled "Merger with Oritani Financial Corp." in Item 7. of this Report for an update with respect to the merger.

Item 1A. Risk Factors.

An investment in the common stock of the Company (“the common stock”) involves risks. In addition to other information contained in this Form 10-K and documents incorporated by reference into it, the following factors should be considered carefully before deciding to make an investment decision regarding the common stock.

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

Regulatory Burden
The banking industry is heavily regulated. Banking regulations are primarily intended to protect depositors, not shareholders.  GC Bank is subject to regulation and supervision of the FDIC and the State of New Jersey Department of Banking and Insurance (“Department”). The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Department. The burden imposed by federal and state regulators puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.  Changes in the laws, regulations, and regulatory guidelines and practices affecting the banking industry may increase the Company’s cost of doing business and create competitive advantages for others. Regulations affecting banks and financial service companies undergo continuous change. The Company cannot predict the ultimate effect of these changes, which could have an adverse effect on profitability or financial condition.

Ability to Pay Dividends
The Company’s ability to pay dividends to shareholders largely depends on its receipt of dividends from GC Bank. The Company also relies on the dividends from GC Bank to make required payments on its subordinated debentures. The amount of dividends that GC Bank may pay to the Company is limited by laws and regulations. The Company also may decide to limit the payment of dividends even when it has the legal ability to pay them in order to retain earnings for use in its business.

Merger with Oritani Financial Corp.
On November 14, 2007, the Company announced that it had entered into an Agreement and Plan of Merger with Oritani Financial Corp. ("OFC"), pursuant to which the Company will merge with and into OFC, with OFC being the surviving corporation, pending shareholder and regulatory approvals and other customary closing conditions.  There are a number of risks associated with a merger of this sort, including, but not limited to, risks related to regulatory and shareholder approvals, consummation of the merger, failure to receive contemplated merger consideration, failure of the merged company to achieve anticipated benefits, and similar merger-related risks.  These risks will be fully described in the joint proxy statement/prospectus to be distributed to Company shareholders in connection with the merger.  For an update regarding the merger, please see the section entitled "Merger with Oritani Financial Corp." in Item 7. of this Report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not directly own or lease any land, buildings or equipment.  Realty owns a property in Bergen County, New Jersey.  GC Bank leases space from Realty for its branch and certain office space in Paramus, New Jersey.  GC Bank owns five properties in Passaic County, New Jersey, including land in Wayne, New Jersey, and four properties in Bergen County, New Jersey for its various branch locations. GC Bank leases the corporate headquarters, main office banking facility and other office space in Totowa, New Jersey from a related party. GC Bank also leases space from unaffiliated parties for its various other branch locations and leases office space in Tarrytown, New York. HCC leases office space for its satellite location in Chicago, Illinois. In the opinion of management, all leased properties are adequately insured and leased at fair rentals.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “GFLS”.  As of December 31, 2007, there were approximately 825 holders of record of the Company’s common stock.  Certain shares of the Company’s common stock are held in “nominee” or “street” name and therefore the number of such holders is not known or included in the foregoing number.

The following table presents the high and low closing sale prices per share for the Company’s common stock as reported by Nasdaq for the periods presented, and the cash dividends declared per share on the common stock in each case for the periods indicated. The amounts shown in the table below have been adjusted to take into account the effect of stock dividends.

	2007			2006
	High	Low	Dividend	High	Low	Dividend

Quarter ended March 31	$18.05	$16.55	$0.137	$15.36	$13.92	$0.124
Quarter ended June 30	17.80	14.65	0.141	15.31	14.35	0.133
Quarter ended September 30	15.84	12.88	0.145	16.34	14.65	0.137
Quarter ended December 31	21.00	13.80	0.145	17.47	14.69	0.137

Dividends

The Company has followed a practice of paying quarterly dividends on its outstanding common stock.  There can be no assurance that payment of dividends will continue or that they will not be reduced.  The payment of dividends in the future is discretionary with the Board of Directors and will depend on the Company’s operating results and financial condition, tax considerations and other factors. The Company's ability to pay dividends on its common stock is also subject to regulatory restrictions that are potentially applicable.  See Part I, Item 1. Business—Holding Company Dividends and Stock Repurchases, for further discussion.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its equity securities in the fourth quarter of fiscal 2007.

Stock Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2002 with the Nasdaq Composite Index and the SNL Bank Nasdaq Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2002 and assumes reinvestment of dividends thereafter.

	Years Ended
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Greater Community Bancorp	$100.00	$111.04	$114.12	$109.60	$139.82	$135.49
NASDAQ Composite Index	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Source: SNL Financial LC, Charlottesville, VA

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

(dollars in thousands, except per share data)	Years Ended December 31,
	2007	2006	2005	2004	2003
Summary of Results of Operations:
Interest income	$60,899	$54,890	$48,662	$40,250	$37,906
Interest expense	29,299	23,070	16,571	12,599	12,244
Net interest income	31,600	31,820	32,091	27,651	25,662
Provision for loan and lease losses	1,574	717	1,071	1,169	2,065
Non-interest income	7,235	6,288	6,221	6,489	7,948
Non-interest expense	25,714	24,725	23,991	21,251	22,025
Income before provision for income taxes	11,547	12,666	13,250	11,720	9,520
Provision for income taxes	2,690	7,113	4,396	3,934	2,786
Net income	$8,857	$5,553	$8,854	$7,786	$6,734
Common Share Data [1]:
Earnings per share—basic	$1.02	$0.65	$1.07	$0.98	$0.86
Earnings per share—diluted	$1.02	$0.65	$1.05	$0.95	$0.81
Cash dividends declared per share	$0.568	$0.531	$0.480	$0.434	$0.387
Stock dividend	2.50%	2.50%	2.50%	2.50%	2.50%
Dividend payout ratio	55.53%	82.20%	44.74%	44.15%	45.26%
Book value	$8.31	$7.85	$7.89	$7.39	$6.69
Selected Operating Ratios:
Return on average assets	0.91%	0.62%	1.02%	0.98%	0.91%
Return on average equity	12.74%	8.22%	14.43%	14.28%	13.15%
Net interest margin [2]	3.52%	3.85%	4.02%	3.82%	3.81%
Efficiency ratio [3]	68.40%	65.75%	63.63%	64.36%	70.06%
Selected Financial Condition Data:
Total assets	$975,990	$950,969	$925,201	$825,363	$753,125
Cash and cash equivalents	24,441	53,869	64,980	32,322	29,233
Investment securities	95,161	101,333	134,197	132,045	155,239
Total loans and leases, net of unearned income	802,865	721,430	670,391	602,274	515,657
Allowance for loan and lease losses	11,188	10,022	9,478	8,918	8,142
Total deposits	749,472	727,312	736,080	603,951	560,713
Total borrowings	141,972	138,989	113,869	155,514	134,747
Shareholders' equity	72,389	67,575	64,541	58,615	50,570
Capital Ratios:
Total risk-based capital	11.49%	11.84%	12.19%	11.73%	11.96%
Tier I risk-based capital	10.22%	10.06%	10.31%	9.52%	9.03%
Tier I leverage capital	8.61%	8.38%	8.35%	7.99%	7.09%
Equity to assets	7.42%	7.11%	6.98%	7.10%	6.71%
Other Data:
Number of full service banking offices	15	15	15	16	15
Full time equivalent employees	197	191	189	197	194

[1] Adjusted for stock dividends.
[2] Tax equivalent basis.
[3] Non-interest expense divided by the sum of net interest income and non-interest income excluding net securities gains and losses.

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

MERGER WITH ORITANI FINANCIAL CORP.

Overview

On November 14, 2007, the Company announced that it had entered into an Agreement and Plan of Merger with Oritani Financial Corp. ("OFC"), pursuant to which the Company will merge with and into OFC, with OFC being the surviving corporation, pending shareholder and regulatory approvals and other customary closing conditions.  On February 28, 2008, the companies filed regulatory applications with the Office of Thrift Supervision, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation to gain approval for the merger and the actions contemplated by the merger agreement.  The applications are incomplete and will require supplements prior to being deemed complete submissions by the regulators.  The companies are proceeding with the preparation of the joint proxy statement/prospectus that will be distributed to shareholders of the Company and OFC in connection with the consummation of the merger.  The joint proxy statement/prospectus has not yet been submitted to the Securities and Exchange Commission for review and approval.  The companies likewise have not yet set the record or meeting date for the special meeting of shareholders of the Company and OFC necessary to approve the merger and the actions contemplated by the merger agreement, and therefore cannot estimate with any specificity when the merger may be consummated.

For the year ended December 31, 2007, the Company recorded professional fees expense of approximately $450,000 in connection with the pending merger and anticipates that merger-related professional fees expense will continue to be recognized during 2008 through consummation of the merger.

Additional Information and Where to Find It

The Company and OFC intend to file a registration statement, a proxy statement/prospectus and other relevant documents concerning the proposed merger with the Securities and Exchange Commission (the “SEC”).   Shareholders are urged to read the registration statement and the proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information about the merger. You will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing information about OFC and the Company, at the SEC’s Internet site ( http://www.sec.gov). Copies of the proxy statement/prospectus to be filed by OFC also can be obtained, when available and without charge, by directing a request to Oritani Financial Corp., Attention: Kevin J. Lynch, 370 Pascack Road, Township of Washington, New Jersey 07676, (201) 664-5400 or to Greater Community Bancorp, Attention: Anthony M. Bruno, 55 Union Boulevard, Totowa, New Jersey 07512, (973) 942-1111.

Participants in Solicitation

The Company, OFC and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company and OFC in connection with the merger. Information about the directors and executive officers of the Company and their ownership of Company common stock is set forth in Part III of this Report. Information about the directors and executive officers of Oritani Financial Corp. is set forth in Oritani Financial Corp.’s most recent proxy statement filed with the SEC on Schedule 14A, which is available at the SEC’s Internet site and upon request from Oritani Financial Corp. at the address set forth in the preceding paragraph.  Additional information regarding the interests of these participants may be obtained by reading the proxy statement/prospectus regarding the proposed merger when it becomes available.

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

The Company follows SFAS No. 142, Goodwill and Intangible Assets, which includes requirements to test goodwill and indefinite-lived intangible assets for impairment. Goodwill totaling $11.6 million at December 31, 2007 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

Results of Operations

Consolidated
For the year ended December 31, 2007, the Company recorded earnings of $8.9 million, or $1.02 per diluted share, an increase of $3.3 million or 59.5% from 2006.  Included in 2007 earnings, among other things, was the effect of a $1.8 million reversal of a state income tax liability and related interest that was recorded in 2006. Return on average assets and return on average equity for 2007 were 0.91% and 12.74%, respectively.

In 2006, the Company earned $5.6 million, or $0.65 per diluted share, a decrease of $3.3 million from the $8.9 million or $1.05 per diluted share earned in 2005. Earnings for 2006 were impacted, among other things, by the recognition of an incremental state tax liability of approximately $3.3 million, net of federal income tax benefit, and related interest on taxes of approximately $880,000. Return on average assets and return on average equity for 2006 were 0.62% and 8.22%, respectively.

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

(in thousands)	Year Ended December 31, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$31,600	$28,934	$2,666	$-
Non-interest income[1]	5,864	5,410	524	(70)
Total revenue	37,464	34,344	3,190	(70)
Provision for loan and lease losses	1,574	1,032	542	-
Gain on sale of investment securities	1,244	1,244	-	-
Gain on sale of loans	155	155	-	-
Loss on impaired investment securities	(28)	(28)	-	-
Non-interest expense	25,714	23,942	1,842	(70)
Income before provision for income taxes	11,547	10,740	806	-
Provision for income taxes	2,690	1,773	917	-
Net income (loss)	$8,857	$8,968	$(111)	$-
Period-end total assets	$975,990	$967,845	$83,643	$(75,498)

	Year Ended December 31, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$31,820	$29,088	$2,732	$-
Non-interest income[1]Non-interest income (1)	5,804	5,468	401	(65)
Total revenue	37,624	34,556	3,133	(65)
Provision for loan and lease losses	717	449	268	-
Gain on sale of investment securities	506	506	-	-
Loss on impaired investment securities	(23)	(23)	-	-
Non-interest expense	24,725	22,903	1,887	(65)
Income before provision for income taxes	12,666	11,688	978	-
Provision for income taxes	7,113	6,746	367	-
Net income	$5,553	$4,942	$611	$-
Period-end total assets	$950,969	$943,840	$71,456	$(64,327)

	Year Ended December 31, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$32,091	$29,752	$2,339	$-
Non-interest income[1]	5,611	5,284	387	(60)
Total revenue	37,702	35,036	2,726	(60)
Provision for loan and lease losses	1,071	835	236	-
Gain on sale of investment securities	610	610	-	-
Non-interest expense	23,991	22,320	1,731	(60)
Income before provision for income taxes	13,250	12,491	759	-
Provision for income taxes	4,396	4,137	259	-
Net income	$8,854	$8,354	$500	$-
Period-end total assets	$925,201	$920,910	$51,689	$(47,398)

1 Excludes non-recurring gains which are reported separately.
2 Includes intersegment eliminations.

Community Banking and Leasing contributed earnings of $9.0 million and a net loss of $111,000, respectively, to the Company’s net income for the year ended December 31, 2007, compared to net income of $4.9 million and $611,000, respectively, for the year ended December 31, 2006.  Community Banking’s net income increase of $4.0 million year-to-year was attributable to, among other things, a decrease in provision for income taxes of $5.0 million. The decrease was primarily related to a partial reversal of a tax liability that was recognized in the prior year. Contributing to Leasing’s net loss for the year ended December 31, 2007 was a $550,000 increase in provision for income taxes, which was largely attributable to a change in accounting for federal and state income tax return filing purposes relative to the treatment of originated leases. This change was implemented for the 2006 tax reporting period.  Prior to 2006, tax treatment followed book treatment, treating all leases as financing transactions whereby ownership of the underlying property is attributable to the lessee. The revised tax return treatment reverts ownership of the underlying property to the lessor and accordingly depreciation deductions are available for tax return purposes.  This book/tax difference results in a deferral of tax and a deferred tax liability is appropriately recorded. By implementing the change in accounting for tax purposes, Leasing obtained an immediate economic benefit by reducing its current tax liability and recognizing a deferred tax liability. Leasing recognized a reduction in its current tax liability of approximately $559,000 attributable to 2007 and recognized a deferred tax liability of approximately $1.1 million attributable to both 2007 and 2006 tax reporting periods. The deferred tax liability will reverse when the underlying leases terminate or are otherwise disposed.

For the year ended December 31, 2007, both Community Banking and Leasing’s income before provision for income taxes were affected by a reduction in net interest income as compared with the prior year, which was caused in part by a flat and often inverted yield curve during the year and a resultant increase in interest expense. Increases in non-interest expense also negatively affected both segments’ income before provision for income taxes for the year. This was particularly the case in Community Banking which had two significant incremental charges discussed in the section below entitled “Non-interest Expense”.

Net Interest Income
Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest earned on interest-earning assets, primarily loans and leases and investment securities, and interest paid on interest-bearing liabilities, which consist of deposits and borrowings.  Changes in net interest income result from the interaction between the volume and composition of interest-earning assets and interest-bearing liabilities, related yields and associated funding costs. The Company’s net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

The following table presents the Company's consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense and average yields and rates on the related items, for the years ended December 31, 2007, 2006 and 2005. Interest income, average yields, net interest income, net interest spread and net interest margin are reflected on a taxable equivalent basis.  These items are adjusted to reflect tax-exempt income on an equivalent before-tax basis for comparability purposes, using the federal statutory tax rate for all periods presented.

(dollars in thousands)	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest-earning assets:
Investment securities (tax equivalent basis)	$102,702	$5,953	5.80%	$119,121	$5,668	4.76%	$135,973	$5,838	4.29%
Due from banks - interest-bearing	10,694	570	5.33%	10,478	499	4.76%	8,036	264	3.29%
Federal funds sold	27,994	1,434	5.12%	16,993	841	4.95%	18,166	584	3.21%
Loans and leases, net unearned income (1)	764,061	53,218	6.97%	686,007	48,157	7.02%	641,709	42,238	6.58%
Total interest-earning assets	905,451	61,175	6.76%	832,599	55,165	6.63%	803,884	48,924	6.09%
Less: Allowance for loan and lease losses	(10,620)			(9,719)			(9,327)
All other assets	79,503			75,606			76,445
Total assets	$974,334			$898,486			$871,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Int. bearing checking, money market and savings	$378,470	$12,487	3.30%	$338,844	$9,113	2.69%	$297,708	$4,230	1.42%
Time deposits	200,492	9,362	4.67%	197,314	7,618	3.86%	203,718	5,714	2.80%
Federal funds and other borrowings (2)	113,485	5,587	4.92%	87,621	4,311	4.92%	95,873	4,599	4.80%
Subordinated debentures	24,743	1,863	7.53%	24,743	2,028	8.20%	24,743	2,028	8.20%
Total interest-bearing liabilities	717,190	29,299	4.09%	648,522	23,070	3.56%	622,042	16,571	2.66%
Non interest-bearing deposits	174,212			172,224			177,526
Other liabilities	13,399			10,178			10,063
Shareholders' equity	69,533			67,562			61,371
Total liabilities and shareholders' equity	$974,334			$898,486			$871,002

Net interest income and rate spread (tax equivalent basis)		31,876	2.67%		32,095	3.07%		32,353	3.42%
Less: Tax equivalent basis adjustment		(276)			(275)			(262)
Net interest income		$31,600			$31,820			$32,091
Net interest margin (3)			3.52%			3.85%			4.02%

(1) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees and costs.
(2) Includes federal funds purchased, securities sold under agreements to purchase and FHLB advances.
(3) Net interest income (tax equivalent basis) divided by total earning assets.

The following table quantifies the impact on net interest income resulting from changes in interest income and interest expense as they relate to changes in average volume and average rates over the past three years.  Changes that are not due solely to changes in volume or rate are allocated between such categories in proportion to the relationship of the absolute dollar amount of the change in each category.

(in thousands)	Years Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Due to Change in		Net	Due to Change in		Net
	Volume	Rate	Change	Volume	Rate	Change
Increase (decrease) in interest income[1]:
Investment securities	$(489)	$774	$285	$(1,342)	$1,172	$(170)
Loans and leases	5,433	(372)	5,061	3,015	2,904	5,919
Other interest-earning assets	573	91	664	60	432	492
Total interest income	$5,517	$493	6,010	$1,733	$4,508	6,241
Increase (decrease) in interest expense:
Int. bearing checking, money market and savings.	$1,148	$2,226	3,374	$654	$4,229	4,883
Time deposits	125	1,619	1,744	(173)	2,077	1,904
Borrowings [2]	1,273	(162)	1,111	(410)	122	(288)
Total interest expense	$2,546	$3,683	6,229	$71	$6,428	6,499
Decrease in net interest income			$(219)			$(258)

[1] Tax equivalent basis.
[2] Includes federal funds purchased, securities sold under agreements to purchase, FHLB advances and subordinated debentures.

From June 2004 to December 31, 2006, the Federal Reserve Board increased overnight interest rates by 400 basis points to 5.25%.  The overnight rate remained at that level until September 2007, and, after three rate decreases, the rate declined to 4.25% by 2007 year-end.  For most of 2007, due to a generally flat and often inverted interest rate yield curve, the Company experienced intense competition for deposits whereby interest rates and market conditions put upward pressure on the cost of funds, while also reducing the Company’s ability to price loans to increase the yield on interest-earning assets. These conditions contributed in large part to net interest income in 2007 being relatively the same as in 2006. The Company’s average cost of interest-bearing liabilities increased 53 basis points and exceeded an increase of 13 basis points in the average yield on interest-earning assets. The net interest rate spread (average yield on interest-earning assets less the average rate on interest-bearing liabilities) on a tax equivalent basis declined 40 basis points to 2.67%.

Tax equivalent net interest income totaled $31.9 million for the year ended December 31, 2007, decreasing $219,000 or 0.07% compared to 2006. Interest and fees on loans and leases increased $5.1 million from 2006, primarily a result of an 11.4% increase in the average portfolio. For 2007, the average yield on loans and leases was 6.97%, compared to 7.02% for 2006. Loans and leases represented 84.4% and 82.4% of average interest-earning assets for 2007 and 2006, respectively. Interest income on investment securities for 2007, on a tax equivalent basis, was $6.0 million, an increase of $0.3 million which was largely due to an improved average yield of 5.80% compared to 4.76% for 2006. Interest income on federal funds sold and deposits with banks during 2007 reflected an increase of $664,000 compared to 2006, resulting from an increase in average interest rates coupled with average volume growth of $11.2 million.  Total interest expense for 2007 amounted to $29.3 million, increasing by $6.2 million or 27.0% over 2006. Interest expense on deposits and borrowings reflected the year-to-year increase due to average volume growth and repricing at higher interest rates.

For the year ended December 31, 2006, tax equivalent net interest income was $32.1 million, reflecting a $258,000 or 0.8% decrease compared to 2005. Interest and fees on loans and leases increased by $5.9 million from 2005 as a result of a 6.9% increase in the average portfolio.  Primarily due to interest rate increases during 2006, the average yield on loans and leases increased 44 basis points to 7.02%, compared to 6.58% in 2005. Loans and leases represented 82.4% and 79.8% of average earning assets for 2006 and 2005, respectively, reflecting a change in mix due to average loans and leases growth of $44.3 million and a decline in average investment securities of $16.9 million. Interest income on investment securities for 2006, on a tax equivalent basis, was $5.7 million which approximated the amount in 2005. The average tax equivalent yield on investment securities increased 47 basis points in 2006 compared to 2005, to 4.76%, reflecting higher market rates. Investments represented 14.3% of average interest-earning assets in 2006, declining from 16.9% the prior year, as a portion of the portfolio was used to support loan growth. Interest income on federal funds sold and deposits with banks during 2006 reflected an increase of $492,000 compared to 2005, primarily as a result of interest rate increases. Interest expense for 2006 increased by $6.5 million, or 39.2%, over 2005.  Interest expense on deposits reflected the entire year-to-year increase due to a change in deposit mix and the repricing of deposits at higher interest rates. During 2006, the average interest rate paid on interest-bearing liabilities increased 90 basis points compared to 2005.

Average interest-bearing deposits comprised 80.7% in 2007, 82.7% in 2006, and 80.6% in 2005 of the Company’s total interest-bearing funding sources, with the balance consisting of short- and long-term borrowings.

The Company’s net interest margin, the rate which measures tax equivalent net interest income as a percentage of average interest-earning assets, was 3.52%, 3.85% and 4.02% for the years ended December 31, 2007, 2006 and 2005, respectively.

Provision for Loan and Lease Losses
GC Bank’s management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio, and HCC’s management regularly conducts a similar review to identify risks in its lease portfolio. These analyses include evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the portfolios (including loans and leases being specifically monitored by management), impaired loans, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

The Company recorded a provision for loan and lease losses of $1.6 million in 2007 compared with $0.7 million in 2006. The increase of $0.9 million generally followed the pattern of loan and lease growth in 2007 and was consistent with management’s assessment of asset quality and its regular evaluation of the adequacy of the allowance for loan and lease losses. Also, approximately $0.3 million of the increase served to offset charge-offs that were recorded in HCC, in order to maintain an adequate allowance for loan and lease losses. The charge-offs were realized primarily on three larger leases. Management believes that the charge-offs were a conservative action and not indicative of a deterioration in overall portfolio credit quality. The provision of $0.7 million recorded in 2006 compared to a provision of $1.1 million in 2005. Slower loan and lease growth experienced in the first half of 2006 was the primary reason for the $0.4 million decrease in the provision for 2006.

GC Bank and HCC monitor their allowances for loan and lease losses and may make future adjustments to the allowances through the provision for loan and lease losses as economic conditions dictate. Although the respective subsidiaries maintain their loan and lease loss allowances at levels they consider adequate to provide for the inherent risk of loss in their loan and lease portfolios, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan and lease losses will not be required in future periods. In addition, management’s determinations as to the amount of their allowances for possible loan and lease losses are subject to review by the FDIC and the Department as part of their respective examination processes. Such reviews may result in the establishment of an additional allowance based upon those regulators’ judgments after a review of the information available at the times of their examinations.

Non-interest Income
Non-interest income for 2007 was $7.2 million compared with $6.3 million for 2006. The year-to-year increase of $947,000 included an increase in loan and lease fees of $294,000, an increase in gains on sales of investment securities of $738,000 and gains on sales of loans of $155,000, partially offset by a decrease of $109,000 in service charges on deposit accounts, primarily in overdraft fees and cycle service charges, and a decrease in other income of $293,000, primarily in title insurance fee income and rent income. For 2007, non-interest income represented 18.6% of total revenue (net interest income plus non-interest income).

Non-interest income for 2006 was $6.3 million compared with $6.2 million for 2005. The net increase of $67,000 was due to several offsetting increases and decreases from 2005, including a decline of $134,000 in service charges on deposit accounts, primarily in overdraft fees, an increase in loan fee income of $132,000, a decrease in gains on sales of investment securities of $104,000 and an increase in all other income of $286,000. The increase in all other income included $200,000 in title insurance fee income. For 2006, non-interest income represented 16.5% of total revenue.

Non-interest Expense
For the year ended December 31, 2007, non-interest expense totaled $25.7 million, increasing $989,000 or 4.0% compared to 2006. Included in the increase was the effect of a recovery of interest on income taxes for $503,000, representing partial reversal of a charge for interest on income taxes of $880,000 recognized in 2006. The year-to-year net effect of this was a decrease to expense of $1.4 million.  Salaries and benefits expense increased $810,000, growing 5.9% from the prior year. Compensation costs increased due to annual salary increases and staff additions in key revenue-producing positions. Regulatory, professional and other fees increased $1.1 million, of which $755,000 was due to an impairment charge taken for unamortized trust preferred securities issuance costs upon redemption of the outstanding trust preferred securities that were issued by GCB Capital Trust II in 2002. Also included in the increase for regulatory, professional and other fees was approximately $450,000 in merger-related costs in connection with the previously announced and pending merger of the Company with Oritani Financial Corp. Occupancy and equipment costs increased $465,000, largely in depreciation expense, and computer service expense increased $182,000. Also included in 2007 non-interest expense was a $64,000 gain on sale of other real estate owned, compared with a valuation loss of $200,000 on other real estate owned in 2006.

Non-interest expense in 2006 was $24.7 million compared with $24.0 million in 2005. The increase of $734,000, or 3.1%, was primarily attributable to a charge to operations of $880,000 for interest on taxes. The charge represented an estimate of interest due on taxes relating to a tax liability recorded in the Company’s provision for income taxes in 2006. Salaries and benefits expense increased $649,000, or 4.9%, and included severance costs of $490,000 recognized in connection with the resignation of an executive officer in 2006. Regulatory, professional and other fees, primarily in consulting costs, increased $100,000, while several other expense categories experienced a decrease when compared to 2005. The decreases included $105,000 in occupancy and equipment costs, and $225,000 in other operating expenses, primarily in contributions expense. Other year-to-year expense decreases totaling $565,000 were primarily attributable to expenses recognized in 2005, such as merger and conversion charges of $297,000 and loss on debt prepayment of $161,000, which did not recur in 2006.

Income Taxes
The provision for income taxes was $2.7 million, $7.1 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company’s effective tax rates were 23.3%, 56.2% and 33.2% for the respective years. The decrease in the effective tax rate from 2006 to 2007 was primarily the result of a state income tax recovery, net of federal income tax, of $1.4 million, that related to an incremental state income tax provision recorded in 2006. The increase in the effective tax rate from 2005 to 2006 was the result of an incremental state income tax provision, net of federal income tax benefit, of $3.6 million, which was taken in connection with the Company’s review of its tax positions and its consideration of the final adjudication in the fourth quarter of 2006 of a State of New Jersey Superior Court tax case decision. During 2007, the Company applied for voluntary disclosure to the appropriate state tax authority and satisfied all disclosure and filing requirements, and thereby extinguished the liability.

Financial Condition
At December 31, 2007, total assets were $976.0 million, an increase of $25.0 million or 2.6% over December 31, 2006. The Company’s performance for 2007 included significant loan and lease growth, particularly in the commercial mortgage and lease receivables portfolios, during a period of intensified competitive market conditions largely driven by a flat and often inverted interest rate yield curve. Loans and leases increased $81.4 million, or 11.3%, to $802.9 million at year-end. Funding sources for this growth primarily were from reductions in federal funds sold, interest-bearing due from banks and investment securities, which declined $24.0 million, $21.5 million and $6.2 million, respectively, and from a $22.2 million increase in total deposits, primarily in time deposits less than $100,000. FHLB advances increased $16.5 million, which more than offset a $13.5 million decline in short-term borrowings.

Investment Securities
At December 31, 2007, the investment securities portfolio totaled $95.2 million, a decrease of $6.2 million or 6.1% from December 31, 2006.  Maturities and principal paydowns from investment securities were principally used to fund loan and lease growth during the year, which was a period of intense competition for deposits.

The following table presents the composition of the investment securities portfolio including the amortized cost and fair values of the components at December 31, 2007, 2006 and 2005.

(in thousands)	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
U.S. Treasury and U.S. government agencies.	$12,289	$12,313	$5,902	$5,877	$17,607	$17,446
State and political subdivisions	10,252	10,300	11,007	10,972	12,170	12,088
Mortgage-backed securities	42,418	42,244	27,762	26,925	34,567	33,456
Corporate and other debt and equity securities	17,156	17,426	18,966	21,168	18,716	20,987
Total available-for-sale securities	82,115	82,283	63,637	64,942	83,060	83,977

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies.	3,495	3,496	29,411	29,268	48,226	47,690
State and political subdivisions	3,337	3,354	3,955	3,949	1,975	1,975
Mortgage-backed securities	18	18	19	19	19	20
Corporate and other debt securities	6,028	5,345	3,006	2,989	-	-
Total held-to-maturity securities	12,878	12,213	36,391	36,225	50,220	49,685
Total investment securities	$94,993	$94,496	$100,028	$101,167	$133,280	$133,662

During 2007, the Company realized gains of $1.2 million from the sale of $3.8 million in investment securities. In 2006, the Company realized gains of $506,000 from the sale of $763,000 in investment securities. Included in shareholders’ equity at December 31, 2007 is accumulated other comprehensive income in the amount of $108,000, a decrease of $670,000 from the end of 2006. The Company had no investment securities held for trading purposes at December 31, 2007 or 2006.

The following table reflects the average yields, amortized costs and fair values of the Company’s investment securities by maturity category:
(dollars in thousands)	December 31, 2007
	Average Yield [1]	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	5.29%	$9,981	$10,021
Due after one year through five years	5.28%	9,572	9,498
Due after five years through ten years	5.69%	4,010	4,012
Due after ten years	6.73%	10,668	10,698
Mortgage-backed securities	5.14%	42,418	42,244
Equity securities	n/a	5,466	5,810
Total available-for-sale securities	5.43%	82,115	82,283

Held-to-maturity securities:
Due in one year or less	5.22%	6,391	6,394
Due after one year through five years	5.43%	998	870
Due after five years through ten years	5.62%	2,462	2,210
Due after ten years	5.74%	3,009	2,721
Mortgage-backed securities	6.04%	18	18
Total held-to-maturity securities	5.43%	12,878	12,213
Total investment securities	5.43%	$94,993	$94,496
[1] Tax equivalent basis.

Loans and Leases

Loan growth during 2007 occurred primarily in loans secured by nonresidential properties and lease financing receivables. The growth reflected the Company's continued business development efforts against a backdrop of steepening competition during a period with a flat and often inverted interest rate yield curve. The loan and lease portfolio at December 31, 2007, net of unearned income, totaled $802.9 million, increasing $81.4 million or 11.3% compared to December 31, 2006. Average loans and leases for 2007 increased $78.1million, while the average portfolio yield declined 5 basis points from 2006.

The following table summarizes the components of the loan and lease portfolio at the dates indicated.

(in thousands)	December 31,
	2007	2006	2005	2004	2003

Loans secured by 1 to 4 family residential properties	$144,164	$145,000	$153,824	$147,557	$148,121
Loans secured by multifamily residential properties	46,756	41,749	35,563	10,349	11,619
Loans secured by nonresidential properties	441,171	381,849	323,031	311,568	260,318
Loans to individuals	7,227	2,785	3,722	5,872	5,686
Commercial loans	42,648	36,012	37,872	52,973	37,532
Construction loans	37,819	43,350	63,647	44,687	37,640
Lease financing receivables, net	83,604	71,214	53,302	37,826	23,181
Other loans	774	651	510	754	449
Total loans and leases	804,163	722,610	671,471	611,586	524,546
Less: Unearned income	(1,298)	(1,180)	(1,080)	(394)	(747)
Loans and leases, net of unearned income	$802,865	$721,430	$670,391	$611,192	$523,799

The Company’s lending activity is focused in northern New Jersey, except HCC’s equipment leasing which is largely out-of-state. At December 31, 2007, there was no concentration of loans and leases exceeding 10% of the total loan and lease portfolio other than loans that are secured by real estate and lease receivables. Borrower concentrations are considered to exist when there are amounts loaned or leased to borrowers engaged in similar activities which could similarly impact them should there be a change in economic condition. Efforts are made to maintain a diversified portfolio as to type of borrower to guard against a significant downturn of the economy. The Company does not engage in foreign loans and leases, and it has no sub-prime loans in its portfolio at December 31, 2007 and 2006.

GC Bank is a preferred Small Business Administration (“SBA”) lender with authority to make loans without the prior approval of the SBA.  Generally, between 50 percent and 85 percent of each loan is guaranteed by the SBA and is typically sold into the secondary market, with the balance retained in GC Bank’s portfolio. GC Bank became a preferred lender and began selling into the secondary market in 2007. During 2007 and 2006, GC Bank advanced approximately $2.9 million and $0.9 million of SBA loans, respectively, and sold $2.0 million and $0, respectively. At December 31, 2007 and 2006, $4.4 million and $2.2 million, respectively, of SBA loans were held in portfolio. At December 31, 2007 and 2006, GC Bank serviced for others approximately $2.0 million and $0, respectively, of SBA loans.

The following table reflects the contractual maturities and interest rate sensitivity of the loan and lease portfolio at December 31, 2007. Demand loans, having no stated repayment schedule or stated maturity, and overdrafts are reported as due within one year.

(in thousands)	December 31, 2007
	Within	1 - 5	Over
	1 Year	Years	5 Years	Total
Loans and leases with predetermined interest rates:
Loans secured by 1 to 4 family residential properties	$1,530	$8,768	$86,923	$97,221
Loans secured by multifamily residential properties	-	15,087	6,575	21,662
Loans secured by nonresidential properties	18,417	39,582	113,388	171,387
Loans to individuals	876	932	52	1,860
Commercial loans	7,635	10,076	1,369	19,080
Construction loans	5,992	1,431	-	7,423
Lease financing receivables	27,147	55,573	884	83,604
Other loans	682	-	92	774
Total loans and leases with predetermined interest rates	62,279	131,449	209,283	403,011

Loans with floating interest rates:
Loans secured by 1 to 4 family residential properties	9,485	148	37,310	46,943
Loans secured by multifamily residential properties	-	1,326	23,768	25,094
Loans secured by nonresidential properties	18,564	14,472	236,748	269,784
Loans to individuals	5,349	18	-	5,367
Commercial loans	9,917	9,965	3,686	23,568
Construction loans	17,752	12,081	563	30,396
Total loans with floating interest rates	61,067	38,010	302,075	401,152
Total loans and leases	$123,346	$169,459	$511,358	804,163
Less: Unearned income				(1,298)
Loans and leases, net of unearned income				$802,865

Asset Quality
Various degrees of risk are associated with substantially all investing activities. Management of GC Bank and HCC are charged with monitoring asset quality, establishing credit policies and procedures and seeking consistent application of these policies and procedures. The degree of risk inherent in all lending activities is influenced heavily by general economic conditions in the immediate market area. Among the factors that tend to affect portfolio risks are changes in local or regional real estate values, income levels and energy prices. These factors, coupled with unemployment levels and tax rates, as well as governmental actions and weakened market conditions that reduce credit demand among qualified borrowers, are also important determinants of the risk inherent in lending.

Management’s monitoring of the loan and lease portfolio’s asset quality is assisted by the classification of nonperforming assets which include past due and nonaccruing loans and leases, renegotiated loans and other real estate.

Nonperforming Assets
Management regularly reviews all loans and leases that are past due as to principal or interest.  The accrual of interest income on loans and leases is discontinued when it is determined that such loans or leases are either doubtful of collection or are involved in a protracted collection process.  Uncollected interest is reversed on loans or leases placed on nonaccrual status.

The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated:

(dollars in thousands)	December 31,
	2007	2006	2005	2004	2003

Nonaccruing loans and leases	$1,984	$987	$1,359	$2,511	$2,010
Renegotiated loans	37	98	154	205	252
Total nonperforming loans and leases	2,021	1,085	1,513	2,716	2,262
Loans and leases past due 90 days and accruing	-	-	-	-	313
Other real estate owned, net	-	349	549	849	824
Total nonperforming assets	$2,021	$1,434	$2,062	$3,565	$3,399

Nonperforming assets to total assets	0.21%	0.15%	0.22%	0.43%	0.45%
Nonperforming loans and leases to total loans and leases	0.25%	0.15%	0.23%	0.44%	0.43%
Nonperforming assets to total loans and leases and other real estate owned	0.25%	0.20%	0.31%	0.58%	0.65%

Nonperforming loans and leases increased $0.9 million at December 31, 2007 compared to December 31, 2006, all in nonaccruing loans.  Other real estate owned decreased $349,000 at 2007 year-end compared to 2006 year-end, as the underlying property was sold. Nonperforming assets to total assets was 0.21% at December 31, 2007 compared to 0.15% at 2006 year-end.

If the nonaccruing loans in 2007, 2006 and 2005 had continued to pay interest, interest income during those years would have increased by $225,000, $111,000 and $74,000, respectively.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses was $11.2 million at December 31, 2007 compared to $10.0 million at the prior year-end. The allowance for loan and lease losses is increased periodically through charges to earnings in the form of a provision for loan and lease losses. Loans and leases that are deemed uncollectible are charged against the allowance and any recoveries of such assets are credited to it. Management believes that adequate reserves have been provided for losses inherent in the portfolio as of the reporting date.

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

Management must make estimates using assumptions and information which is often subjective and changing rapidly. Management believes the allowance for loan and lease losses was at an acceptable level at December 31, 2007.

The following table reflects activity affecting the allowance for loan and lease losses for the periods indicated.

(dollars in thousands)	Years Ended December 31,
	2007	2006	2005	2004	2003

Balance at beginning of year	$10,022	$9,478	$8,918	$8,142	$7,298
Charge-offs:
Commercial	(76)	(25)	(29)	(43)	(14)
Lease financing receivables	(492)	(320)	(394)	(1,142)	(1,331)
Installment loans to individuals	-	-	(1)	(8)	(16)
Credit cards and related plans	-	(5)	(6)	(8)	(1)
	(568)	(350)	(430)	(1,201)	(1,362)
Recoveries:
Commercial	96	1	64	120	42
Lease financing receivables	54	175	23	654	24
Real estate – mortgages	-	-	-	-	58
Installment loans to individuals	10	-	5	21	4
Credit cards and related plans	-	1	-	13	13
	160	177	92	808	141
Net charge-offs	(408)	(173)	(338)	(393)	(1,221)
Provision charged to operations	1,574	717	1,071	1,169	2,065
Reclassification	-	-	(173)	-	-
Balance at end of year	$11,188	$10,022	$9,478	$8,918	$8,142

Net charge-offs to period average loans and leases	(0.05%)	(0.03%)	(0.05%)	(0.07%)	(0.26%)

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

(dollars in thousands)	December 31,
	2007			2006			2005			2004			2003
Allowance allocable to:	Balance	% of Total	% of Loans to Total Loans	Balance	% of Total	% of Loans to Total Loans	Balance	% of Total	% of Loans to Total Loans	Balance	% of Total	% of Loans to Total Loans	Balance	% of Total	% of Loans to Total Loans
Commercial and non-residential properties	$7,565	68%	60%	$6,624	66%	58%	$5,455	58%	54%	$4,335	49%	60%	$3,712	45%	57%
Lease financing receivables	1,547	14	10	1,443	14	10	1,369	14	8	1,677	19	6	1,755	22	4
Construction loans	763	7	5	862	9	6	1,238	13	9	814	9	7	403	5	7
Loans secured by 1-4 and multi-family properties	696	6	24	746	8	26	802	9	28	891	10	26	893	11	31
Loans to individuals	28	-	1	36	-	-	46	-	1	102	1	1	174	2	1
Other categories	589	5	-	311	3	-	568	6	-	1,099	12	-	1,205	15	-
Total allowance for loan and lease losses	$11,188	100%	100%	$10,022	100%	100%	$9,478	100%	100%	$8,918	100%	100%	$8,142	100%	100%

Investment in Real Estate
GC Bank’s wholly-owned subsidiary, GCB Redevelopment LLC (“GCBR”), invests in community real estate redevelopment projects and currently holds one such investment in a project located at 13 ½ Van Houten Avenue, Paterson, New Jersey, through an 80% owned joint venture with a nonaffiliated limited liability company.  GCBR initially invested $97,000 in the project in 2006.  At December 31, 2007, GCBR’s investment was $870,000. There was no income or loss recognized or cash distributions received during 2007.

Deposits
At December 31, 2007, total deposits were $749.5 million, increasing $22.2 million or 3.0% over 2006. Deposit growth was primarily in the time deposits less than $100,000 category, which grew $31.1 million, with decreases in most other deposit types.  Due to a flat and often inverted interest rate yield curve during most of 2007, there was continued competition for the acquisition of deposits as many financial institutions kept rates artificially high.

Average total deposits increased $44.8 million or 6.3% in 2007, compared with an increase of $29.4 million or 4.3% in 2006. The following table summarizes the components of average deposits and the respective average rates paid for the years indicated.

(dollars in thousands)	Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non interest-bearing deposits	$174,212	-	$172,224	-	$177,526	-
Int. bearing checking, money market and savings.	378,470	3.30%	338,844	2.69%	297,708	1.42%
Time deposits	200,492	4.67%	197,314	3.86%	203,718	2.80%
Average total deposits	$753,174	2.90%	$708,382	2.36%	$678,952	1.46%

The following is a summary of time deposits over $100,000 categorized by time remaining to maturity.

(in thousands)	December 31, 2007

Three months or less	$23,809
Over three months through six months	14,865
Over six months through twelve months	27,211
Over twelve months	5,878
Total time deposits over $100	$71,763

Short-Term Borrowings
Short-term borrowings generally have maturities of less than thirty days. As of December 31, 2007, there were no federal funds purchased and securities sold under agreements to repurchase totaled $4.7 million. Details of total short-term borrowings for the last three years are presented in the following table:

(dollars in thousands)	December 31,
	2007	2006	2005
Federal funds purchased and securities sold under repurchase agreements:
Balance at year end	$4,729	$18,246	$9,126
Average during the year	10,835	13,705	12,258
Maximum month-end balance	21,167	75,629	22,162
Weighted average rate during the year	3.33%	3.34%	2.47%
Rate at year end	2.54%	3.07%	2.35%

Federal Home Loan Bank Advances
GC Bank uses Federal Home Loan Bank (“FHLB”) Advances as an added source of funding and periodically executes transactions to meet its funding needs.  Advances are collateralized borrowings which have varying terms and interest rates. At December 31, 2007, FHLB advances totaled $112.5 million, compared with $96.0 million at year-end 2006.

Subordinated Debentures
During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (“Trust II”), a Delaware statutory business trust and an unconsolidated subsidiary of the Company whose equity securities are wholly-owned by the Company.  The 2002 Debentures were Trust II’s sole asset. Trust II issued 2,400,000 shares of trust preferred securities, $10 face value. The preferred securities were redeemable on or after June 30, 2007 and were redeemed by the Company on July 2, 2007. On July 2, 2007, GCB Capital Trust III (“Trust III”), a Delaware statutory business trust sponsored by the Company and formed as an unconsolidated subsidiary, issued and sold 24,000 trust preferred securities with a liquidation price of $1,000 per preferred security, or $24.0 million in the aggregate.  The Company received the $24.0 million derived from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Trust III and used the proceeds to redeem the 2002 preferred securities.  The trust preferred securities were issued and sold in a private placement as part of a pooled offering.  The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures mature on July 30, 2037. The Company may, with regulatory approval, redeem the debentures and the trust preferred securities at any time on or after July 30, 2017.  The annual interest rate for the debentures issued by the Company to Trust III is fixed at 6.96% for the first 10 years and thereafter will reset quarterly at a variable rate equal to the 3-month LIBOR rate plus 1.40% per annum.

Interest Rate Sensitivity
Banks are concerned with the extent to which they are able to match maturities and repricing of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring the institution’s interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. GC Bank monitors its gap on a quarterly basis, primarily its six-month and one-year maturities, and works to maintain its gap within a range of +10% to -25%. The Company had a negative one-year cumulative gap position within this range with respect to its exposure to interest rate risk at December 31, 2007.

GC Bank’s Investment Committee meets quarterly and GC Bank’s Asset/Liability Management Committee meets quarterly or more frequently to review interest rate risk and balance sheet strategy in an attempt to mitigate interest rate risk. The Company uses simulation models to measure, among other things, the impact of potential changes in interest rates on net interest income, and the economic value and the modified duration of equity.  As described below, sudden changes in interest rates should not have a material impact on the Company’s results of operations. Should GC Bank experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits and it can borrow funds with maturity characteristics that can lower its exposure to interest rate risk.

The following table summarizes as of December 31, 2007 the maturities and repricing of interest-earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods.

(dollars in thousands)	December 31, 2007
	Due within Three Months	Four to Twelve Months	One to Two Years	Three to Five Years	Over Five Years	Total	Fair Value
Rate-sensitive assets:
Investment securities and interest- bearing due from banks	$27,124	$25,456	$8,909	$15,610	$22,762	$99,861	$99,355
Rate	5.36%	4.96%	4.87%	4.95%	5.35%	5.15%
Federal funds sold	7,640	-	-	-	-	7,640	7,640
Rate	4.26%	-	-	-	-	4.26%
Loans and leases, net of unearned income	159,871	108,136	133,902	297,031	103,925	802,865	799,166
Rate	7.45%	6.70%	6.59%	6.74%	6.14%	6.77%
Total rate-sensitive assets	$194,635	$133,592	$142,811	$312,641	$126,687	$910,366	$906,161

Rate-sensitive liabilities:
Interest-bearing checking and money market	$203,588	$-	$15,906	$53,845	$19,864	$293,203	$293,203
Rate	3.61%	-	2.58%	2.89%	2.96%	3.38%
Savings deposits	25,724	60	7,350	20,825	13,474	67,433	67,443
Rate	1.21%	2.00%	1.22%	1.21%	1.21%	1.21%
Time deposits	60,979	138,821	14,692	7,792	2	222,286	222,991
Rate	4.66%	4.72%	4.35%	4.74%	3.92%	4.68%
Total borrowings[1]	4,229	13,500	22,000	45,000	57,243	141,972	146,540
Rate	2.75%	5.06%	5.89%	5.09%	5.40%	5.27%
Total rate-sensitive liabilities.	$294,520	$152,381	$59,948	$127,462	$90,583	$724,894	$730,167

Interest rate sensitivity gap	$(99,885)	$(18,789)	$82,863	$185,179	$36,104	$185,472
Interest rate sensitivity gap as a percentage of total rate-sensitive assets	(10.97%)	(2.06%)	9.10%	20.34%	3.97%
Cumulative interest rate sensitivity gap	$(99,885)	$(118,674)	$(35,811)	$149,368	$185,472
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(10.97%)	(13.04%)	(3.93%)	16.41%	20.37%

[1]Includes federal funds purchased, securities sold under agreements to repurchase, FHLB advances and subordinated debentures.

Liquidity
Primary sources of asset liquidity at December 31, 2007 totaled $111.6 million or 11.4% of total assets, consisting of available-for-sale investment securities of $82.3 million and $29.3 million in cash and cash equivalents and interest-bearing due from banks. By comparison, liquidity at December 31, 2006 totaled $145.2 million or 15.3% of total assets, consisting of available-for-sale investment securities of $64.9 million and $80.2 million in cash and cash equivalents and interest-bearing due from banks.

The following table presents the Company’s contractual obligations and other commitments requiring potential cash outflows as of December 31, 2007.

(in thousands)	December 31, 2007
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
Remaining contractual maturities of time deposits	$199,801	$14,692	$7,793	$-	$222,286
Total borrowings	17,729	22,000	45,000	57,243	141,972
Minimum annual rental payments	826	725	1,686	1,465	4,702
Loan commitments	142,953	8,231	7,978	144	159,306
Standby letters of credit	6,421	-	-	-	6,421
Total	$367,730	$45,648	$62,457	$58,852	$534,687

Capital
The Company’s primary regulator, the Federal Reserve Board (the “Federal Reserve”), has issued guidelines classifying and defining bank holding company capital into the following components:  1) Tier I capital, which includes tangible shareholders’ equity for common stock and certain qualifying perpetual preferred stock, and 2) Tier II capital, which includes a portion of the allowance for loan and lease losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier I capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). As of December 31, 2007, the minimum Tier I and combined Tier I and Tier II capital ratios required by the Federal Reserve for capital adequacy purposes were 4% and 8%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires that a bank holding company which meets that regulator’s highest performance and operating standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4%. Those bank holding companies anticipating significant growth are expected to maintain a leverage ratio above the minimum ratio. The Federal Reserve evaluates minimum leverage ratios for each entity through the ongoing regulatory examination process. GC Bank’s primary federal regulator, the FDIC, has also issued regulations establishing similar risk-based and leverage capital ratios.

Management regularly reviews the Company’s and GC Bank’s capital resources relative to capital adequacy, expansion strategy and capital alternatives.

The following table presents the risk-based and leverage capital ratios for the Company and GC Bank as of December 31, 2007 and 2006.

( dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total risk-based capital
Greater Community Bancorp	$94,913	11.49%	$66,084	8.00%	n/a	n/a
Greater Community Bank	92,512	11.22%	65,962	8.00%	$82,453	10.00%

Tier I risk-based capital
Greater Community Bancorp	84,388	10.22%	33,029	4.00%	n/a	n/a
Greater Community Bank	82,237	9.97%	32,994	4.00%	49,491	6.00%

Tier I leverage capital
Greater Community Bancorp	84,388	8.61%	39,205	4.00%	n/a	n/a
Greater Community Bank	82,237	8.41%	39,114	4.00%	48,892	5.00%

As of December 31, 2006
Total risk-based capital
Greater Community Bancorp	$90,065	11.84%	$60,855	8.00%	n/a	n/a
Greater Community Bank	83,991	11.09%	60,589	8.00%	$75,736	10.00%

Tier I risk-based capital
Greater Community Bancorp	76,521	10.06%	30,426	4.00%	n/a	n/a
Greater Community Bank	74,562	9.85%	30,279	4.00%	45,418	6.00%

Tier I leverage capital
Greater Community Bancorp	76,521	8.38%	36,526	4.00%	n/a	n/a
Greater Community Bank	74,562	8.20%	36,372	4.00%	45,465	5.00%

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was adopted by the Company effective January 1, 2007.  As a result of the Company’s evaluation of the implementation of FIN No. 48, no significant income tax uncertainties were identified.

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

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Application of SFAS No. 157 for such nonfinancial assets and nonfinancial liabilities is delayed until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

On February 14, 2008, the FASB issued FASB Staff Position No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The Staff Position will be effective upon the initial adoption of SFAS No. 157.

The Company is currently evaluating the impact of SFAS No. 157 and the related FASB Staff Positions on its financial statements.

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In June 2007, the FASB’s Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 is effective for the Company for its fiscal year beginning January 1, 2008. The Company does not believe EITF 06-11 will have a material impact on its financial position, results of operations and cash flows.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this Report for a discussion of the Company’s contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.

Item 8.   Financial Statements and Supplementary Data.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
CASH AND DUE FROM BANKS – Non interest-bearing	$16,801	$22,269
FEDERAL FUNDS SOLD	7,640	31,600
Total cash and cash equivalents	24,441	53,869
DUE FROM BANKS – Interest-bearing	4,868	26,359
INVESTMENT SECURITIES – Available-for-sale	82,283	64,942
INVESTMENT SECURITIES – Held-to-maturity (aggregate fair values of $12,213 and $36,225 at December 31, 2007 and 2006, respectively)	12,878	36,391
Total investment securities	95,161	101,333
LOANS AND LEASES, net of unearned income	802,865	721,430
Less: Allowance for loan and lease losses	(11,188)	(10,022)
Net loans and leases	791,677	711,408
PREMISES AND EQUIPMENT, net	12,505	10,599
ACCRUED INTEREST RECEIVABLE	4,318	4,091
OTHER REAL ESTATE OWNED, net	-	349
INVESTMENT IN REAL ESTATE	870	97
BANK-OWNED LIFE INSURANCE	15,955	15,477
GOODWILL	11,574	11,574
OTHER ASSETS	14,621	15,813
TOTAL ASSETS	$975,990	$950,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$166,550	$169,013
Interest-bearing checking	99,319	103,853
Money market	193,884	191,912
Savings	67,433	68,659
Time deposits less than $100	150,523	119,470
Time deposits $100 and over	71,763	74,405
Total deposits	749,472	727,312
FEDERAL FUNDS PURCHASED	-	10,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	4,729	8,246
FHLB ADVANCES	112,500	96,000
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	4,942	3,191
OTHER LIABILITIES	7,215	13,902
Total liabilities	903,601	883,394
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.50 per share, 20,000,000 shares authorized, 8,709,940 and 8,402,842 shares outstanding at December 31, 2007 and 2006, respectively	4,355	4,201
Additional paid-in capital	63,139	58,633
Retained earnings	4,787	3,963
Accumulated other comprehensive income	108	778
Total shareholders’ equity	72,389	67,575
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$975,990	$950,969

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
INTEREST INCOME:
Loans and leases, including fees	$53,218	$48,157	$42,238
Investment securities	5,677	5,393	5,576
Federal funds sold and deposits with banks	2,004	1,340	848
Total interest income	60,899	54,890	48,662

INTEREST EXPENSE:
Deposits	21,849	16,731	9,944
Short-term borrowings	5,587	4,311	4,599
Long-term borrowings	1,863	2,028	2,028
Total interest expense	29,299	23,070	16,571

NET INTEREST INCOME	31,600	31,820	32,091
PROVISION FOR LOAN AND LEASE LOSSES	1,574	717	1,071
Net interest income after provision for loan and lease losses	30,026	31,103	31,020

NON-INTEREST INCOME:
Service charges on deposit accounts	2,646	2,755	2,889
Commissions and fees	1,355	1,195	1,278
Loan and lease fee income	995	701	569
Gains on sale of loans	155	-	-
Gains on sale of investment securities	1,244	506	610
Loss on impaired investment securities	(28)	(23)	-
Bank-owned life insurance	479	472	502
Other income	389	682	373
Total non-interest income	7,235	6,288	6,221

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,571	13,761	13,112
Occupancy and equipment	4,121	3,656	3,761
Regulatory, professional and other fees	3,353	2,232	2,132
Computer services	1,105	923	925
Office expenses	1,097	1,066	1,079
Merger and conversion charges	-	8	297
Loss on debt prepayment	-	-	161
(Gain) loss on other real estate owned	(64)	200	300
Interest on income taxes (recovery)	(503)	880	-
Other operating expenses	2,034	1,999	2,224
Total non-interest expense	25,714	24,725	23,991

INCOME BEFORE PROVISION FOR INCOME TAXES	11,547	12,666	13,250
PROVISION FOR INCOME TAXES	2,690	7,113	4,396
NET INCOME	$8,857	$5,553	$8,854

Earnings per share — basic	$1.02	$0.65	$1.07
Earnings per share — diluted	$1.02	$0.65	$1.05

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2007	2006	2005
NET INCOME	$8,857	$5,553	$8,854
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) arising during period	76	658	(1,027)
Less: reclassification for gains included in net income	746	304	366
Other comprehensive income (loss), net of tax	(670)	354	(1,393)
TOTAL COMPREHENSIVE INCOME	$8,187	$5,907	$7,461

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands, except per share data1)

	Common Stock		Additional		Accumulated Other	Total
	Number		Paid-in	Retained	Comprehensive	Shareholders’
	of Shares	Par Value	Capital	Earnings	Income	Equity
BALANCE: January 1, 2005	7,570	$3,785	$48,538	$4,475	$1,817	$58,615

Net income – 2005	-	-	-	8,854	-	8,854
2.5% stock dividend	192	96	3,009	(3,105)	-	-
Exercise of stock options	170	85	938	-	-	1,023
Tax benefit from exercise of stock options	-	-	547	-	-	547
Acceleration of stock option vesting	-	-	11	-	-	11
Issuance of common stock	56	28	864	-	-	892
Cash dividends declared, $0.480 per share	-	-	-	(4,008)	-	(4,008)
Other comprehensive loss, net of tax	-	-	-	-	(1,393)	(1,393)

BALANCE: December 31, 2005	7,988	$3,994	$53,907	$6,216	$424	$64,541

Net income – 2006	-	-	-	5,553	-	5,553
2.5% stock dividend	202	101	3,118	(3,219)	-	-
Exercise of stock options	176	88	458	-	-	546
Tax benefit from exercise of stock options	-	-	601	-	-	601
Issuance of common stock	36	18	542	-	-	560
Stock-based compensation	-	-	7	-	-	7
Cash dividends declared, $0.531 per share	-	-	-	(4,587)	-	(4,587)
Other comprehensive income, net of tax	-	-	-	-	354	354

BALANCE: December 31, 2006	8,402	$4,201	$58,633	$3,963	$778	$67,575

Net income – 2007	-	-	-	8,857	-	8,857
2.5% stock dividend	212	106	2,989	(3,095)	-	-
Exercise of stock options	36	18	388	-	-	406
Tax benefit from exercise of stock options	-	-	134	-	-	134
Issuance of common stock	60	30	944	-	-	974
Stock-based compensation	-	-	51	-	-	51
Cash dividends declared, $0.568 per share	-	-	-	(4,938)	-	(4,938)
Other comprehensive loss, net of tax	-	-	-	-	(670)	(670)

BALANCE: December 31, 2007	8,710	$4,355	$63,139	$4,787	$108	$72,389

[1]Cash dividends declared per share are adjusted for stock dividends.

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,857	$5,553	$8,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,222	1,074	1,204
Amortization of premium (accretion of discount) on securities, net	8	(44)	138
Provision for loan and lease losses	1,574	717	1,071
Gain on sale of securities	(1,244)	(506)	(610)
(Gain) loss on other real estate owned	(64)	200	300
Recognized loss on impaired securities	28	23	-
Stock-based compensation	51	7	11
Tax benefit from exercise of stock options	134	601	547
Loss on debt prepayment	-	-	161
Deferred income tax (benefit)	3,373	(2,898)	(122)
Increase in accrued interest receivable	(227)	(196)	(1,059)
Increase in bank-owned life insurance and other assets	(2,193)	(1,070)	(141)
Increase (decrease) in accrued interest payable and other liabilities	(4,936)	6,383	3,428
Net cash provided by operating activities	6,583	9,844	13,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
Purchases	(40,501)	(4,026)	(2,491)
Sales	3,822	763	3,658
Maturities and principal paydowns	19,375	23,087	24,733
Held-to-maturity investment securities
Purchases	(6,358)	(11,924)	(33,867)
Maturities and principal paydowns	29,906	25,875	3,939
(Increase) decrease in interest-bearing deposits with banks	21,491	(14,759)	(3,794)
Net increase in loans and leases	(81,843)	(51,212)	(59,710)
Purchase of fixed assets	(3,128)	(1,333)	(1,522)
Increase in investment in real estate	(773)	(97)	-
Increase (decrease) in other real estate owned	413	(200)	(300)
Net cash used in investing activities	(57,596)	(33,826)	(69,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	22,160	(8,768)	132,129
Increase (decrease) in federal funds purchased	(10,000)	10,000	(40,000)
Increase (decrease) in securities sold under agreement to repurchase	(3,517)	(880)	3,355
Increase (decrease) in FHLB advances	16,500	16,000	(5,161)
Proceeds from issuance of subordinated debentures	24,743	-	-
Redemption of subordinated debentures	(24,743)	-	-
Dividends paid to common shareholders	(4,938)	(4,587)	(4,008)
Proceeds from exercise of stock options	406	546	1,023
Proceeds from issuance of common stock	974	560	892
Net cash provided by financing activities	21,585	12,871	88,230
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(29,428)	$(11,111)	$32,658
CASH AND CASH EQUIVALENTS, beginning of year	53,869	64,980	32,322
CASH AND CASH EQUIVALENTS, end of year	$24,441	$53,869	$64,980

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$27,549	$22,299	$15,783
Cash paid during the year for federal and state income taxes	5,942	3,803	3,762

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Greater Community Bancorp (“the Company”), primarily through its subsidiary Greater Community Bank (“GC Bank”), offers a broad range of lending, leasing, depository and related financial services to individual consumers, businesses and governmental units primarily through fifteen full-service offices located in Passaic, Bergen and Morris Counties, New Jersey.  GC Bank competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.

Highland Capital Corp. (“HCC”), a wholly-owned nonbank subsidiary of GC Bank, engages in commercial equipment leasing focusing on small to medium ticket and lower or middle market leases. GC Bank also operates a securities brokerage business in its Greater Community Financial division (“GCF”).  An unaffiliated company is the registered broker-dealer for GCF.  The Company provides various other financial services through its affiliated subsidiary companies.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry.  The consolidated financial statements include the accounts of the Company, GC Bank, GC Bank’s direct subsidiaries HCC and Greater Community Investment Company, Inc., GC Bank’s indirect subsidiary New Union Asset Holdings Corp., GCB Realty, LLC, Greater Community Services, Inc., REO Fairfield, LLC, Greater Community Tax Services LLC, Greater Community Title LLC (“Title”), Title’s direct subsidiary Greater Community 1031 Exchange Services, LLC, Title’s 49%-owned subsidiary, Community Title Services, LLC, and the Company’s 50%-owned subsidiary Greater Community Insurance Services, LLC. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses and goodwill and other intangible assets. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  Substantially all outstanding goodwill resulted from the acquisition of First Savings Bancorp of Little Falls, Inc. in 1999. In accordance with the provisions of SFAS No. 142 the Company has determined that no goodwill impairment existed as of December 31, 2007.

BUSINESS SEGMENTS
The Company applies the aggregation criteria set forth under Statement on Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, for GC Bank and all of the Company’s nonbank subsidiaries, with the exception of GC Bank’s nonbank subsidiary HCC, to create a reportable segment, “Community Banking.” All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. For example, Community Banking’s commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment.  The Company regards HCC as a reportable segment, “Leasing”, in that the unit specializes in vendor-driven lease programs focusing primarily on small to medium ticket medical equipment leasing and derives its business largely outside the rest of the Company’s traditional geographic market.  Leasing is funded by a credit facility with GC Bank.

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

As of December 31, 2007 and 2006, the Company did not have any foreign investment securities or securities designated as trading account investments.

The Company follows EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003.  EITF 03-1 includes certain required quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized.  The Company also follows FASB Staff Position FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FSP also provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

At December 31, 2007 and 2006, the Company owned investment securities that were identified to be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Company’s asset/liability management strategy and possibly sold in response to changes in interest rates, changes in prepayment risk and similar factors.  These securities are classified as available-for-sale. These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of the related income tax effect. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value, and are included in non-interest income in the consolidated statements of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2007 and 2006, the Company did not have any individual unrealized loss that represents an other-than-temporary impairment. For the years ended December 31, 2007 and 2006, the Company recognized losses on other-than-temporarily impaired securities in the amounts of $28,000 and $23,000, respectively.

LOANS, LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans and leases that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan and lease origination costs and an allowance for loan and lease losses.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense.  Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of principal is unlikely. The allowance for loan and lease losses is maintained at a level that management considers adequate to provide for credit losses inherent in the loan and lease portfolios at the reporting date. The level of the allowance is based on management’s evaluation of losses in the loan and lease portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a regular basis throughout the year management performs credit reviews of the loan and lease portfolios which are designed to identify deteriorating credits and potential charges to the allowance.  This process is supplemented by credit reviews performed by an independent third party at least semi-annually.

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

The Company accounts for impaired loans in accordance with SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rates, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.  The Company does not separately identify lease receivables, residential mortgage or consumer loans for impairment evaluation. Large groups of homogeneous loans are collectively evaluated for impairment.

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

The Company follows FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company issues financial and performance standby letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees the Company issues or modifies after 2002.

The Company also follows SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Among other things, SFAS 149 amended SFAS No.133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives.   The Company periodically enters into commitments with its customers which it intends to sell in the future. The Company also follows the provisions of SAB No.105, Application of Accounting Principles to Loan Commitments.

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

OTHER REAL ESTATE OWNED
Other real estate owned, representing property acquired through foreclosure, is recorded at the lower of cost or market value less estimated costs of disposal.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value.  Subsequent declines, if any, holding costs, valuation losses, and gains and losses on subsequent sale are included in the consolidated statements of income.  At December 31, 2006, the Company held one property in other real estate owned in the amount of $349,000, net of valuation reserve.  The property was sold in December 2007 for a gain of approximately $64,000.

INVESTMENT IN REAL ESTATE
The Company accounts for investments in real estate under the equity method.  The balance reflected in the consolidated balance sheets reflects the cost basis of the investments plus the Company’s share of income or loss earned on the joint venture operations, less cash distributions.

BANK-OWNED LIFE INSURANCE
The Company invests in bank-owned life insurance (“BOLI”).  BOLI involves the Company’s purchase of insurance on the lives of certain employees and nonemployee directors. GC Bank is owner and beneficiary of the policies. Investment returns on the policies, which increase or decrease the policies’ cash surrender values (i.e., carrying amounts) are dependent on market rates.

GOODWILL
Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Substantially all of the Company’s outstanding goodwill resulted from the acquisition of First Savings Bancorp in 1999.  Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company evaluates goodwill in accordance with provisions of SFAS No. 142 and has determined that no impairment loss existed as of December 31, 2007 or 2006. Goodwill at December 31, 2007 and 2006 was approximately $11.6 million, net of accumulated amortization of $1.1 million.

VARIABLE INTEREST ENTITIES
The Company has determined that GCB Capital Trust III (“the Trust”) qualifies as a variable interest entity under FASB’s FIN 46. The Trust issued mandatorily redeemable preferred stock in a private placement and loaned the proceeds to the Company in July 2007.  The Trust holds, as its sole asset, subordinated debentures issued by the Company. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trust’s expected residual returns.

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

DEFERRED ISSUANCE COSTS
Included in other assets, deferred issuance costs were $0 and $785,000 at December 31, 2007 and 2006, respectively. The deferred issuance costs related to a previous issuance of subordinated debentures and were being amortized over the life of the instruments.  The debentures were redeemed effective June 30, 2007 and as of that date the unamortized balance of deferred issuance costs of approximately $755,000 was charged to operations.

EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock. There are no securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.  All weighted average actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”) for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized includes compensation cost for all share-based awards granted on or subsequent  to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to 2006, the Company accounted for its plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  Stock-based employee and director compensation costs are not reflected in net income, except in 2005 as described below, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based compensation.

(in thousands, except per share data)		Year Ended December 31, 2005

Net income as reported		$8,854
Plus: stock-based compensation expense, net of income tax,
included in reported net income		7
Less: total stock-based compensation costs, net of income tax,
determined under fair value-based method for all awards		(1,220)
Pro forma net income		$7,641

Earnings per share – basic	As reported	$1.07
Pro forma		$0.92

Earnings per share – diluted	As reported	$1.05
Pro forma		$0.91

In December 2005, the Company accelerated the vesting of all unvested shares of stock options in all stock option plans in existence at the time, so that all such options became fully vested and exercisable at such date.  In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, a FASB interpretation of APB Opinion No. 25, compensation expense must be recorded for certain modifications of share-based payments.  In the case of stock options, the acceleration of vesting is considered a modification that results in the recording of expense when, as a result of the modification, a grantee is able to vest in an award that, under the original terms, would not have vested.  The Company recognized $7,000 in stock-compensation expense, net of income taxes, in 2005 in accordance with FIN 44.  The total 2005 stock-based compensation costs of $1.2 million, net of income taxes, determined under the fair value-based method included $315,000 of pro forma costs for 2005 and $905,000 of future period pro forma costs attributed to the acceleration of vesting and exercisability of all unvested stock options. The acceleration of vesting and exercisability of all unvested stock options provided the Company with a benefit to its future results of operations by an avoidance of expense that would have been required to be recorded on outstanding stock options starting January 1, 2006, in accordance with the Company’s adoption of SFAS No. 123(R), Share-Based Compensation.

The Company granted no stock options in 2007, 15,400 stock options in 2006 and 20,500 stock options in 2005. The fair value of each grant was estimated on the date of grant using the Black-Scholes options-pricing model.  The Company also granted 20,164 shares of restricted stock in 2007 and 4,500 shares in 2006. The fair market value of each grant is equal to the price of the Company’s stock on the day following the approval of the grant.

ADVERTISING COSTS
The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $254,000, $309,000 and $239,000, respectively.

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

On January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the Company’s evaluation of the implementation of FIN No. 48, no significant income tax uncertainties were identified.

STATEMENTS OF COMPREHENSIVE INCOME
The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income, which require the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table presents the components of other comprehensive income for the periods indicated.

(in thousands)	Years Ended December 31,
	2007			2006			2005
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during period	$107	$(31)	$76	$894	$(236)	$658	$(1,740)	$713	$(1,027)
Less: reclassification adjustment for gains included in net income	1,244	(498)	746	506	(202)	304	610	(244)	366
Other comprehensive income (loss), net	$(1,137)	$467	$(670)	$388	$(34)	$354	$(2,350)	$957	$(1,393)

STATEMENTS OF CASH FLOWS
Cash and cash equivalents are defined as cash on hand, cash items in process of collection, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. Cash on hand generally satisfies required reserve balances to be maintained with the Federal Reserve Bank of New York.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was adopted by the Company effective January 1, 2007.  As a result of the Company’s evaluation of the implementation of FIN No. 48, no significant income tax uncertainties were identified.

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

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Application of SFAS No. 157 for such nonfinancial assets and nonfinancial liabilities is delayed until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

On February 14, 2008, the FASB issued FASB Staff Position No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The Staff Position will be effective upon the initial adoption of SFAS No. 157.

The Company is currently evaluating the impact of SFAS No. 157 and the related FASB Staff Positions on its financial statements.

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In June 2007, the FASB’s Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 is effective for the Company for its fiscal year beginning January 1, 2008. The Company does not believe EITF 06-11 will have a material impact on its financial position, results of operations and cash flows.

RECLASSIFICATIONS
Certain reclassifications have been made to the prior period financial statements to conform to the 2007 presentation.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale and held-to-maturity investment securities as of December 31, 2007 and 2006 are reflected in the following table.

(in thousands)	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$12,289	$28	$(4)	$12,313	$5,902	$3	$(28)	$5,877
State and political subdivisions	10,252	144	(96)	10,300	11,007	144	(179)	10,972
Mortgage-backed securities:
FHLMC	17,729	237	(166)	17,800	7,104	28	(229)	6,903
FNMA	23,686	218	(478)	23,426	19,435	27	(669)	18,793
Other	1,003	18	(3)	1,018	1,223	9	(3)	1,229
Total mortgage-backed securities	42,418	473	(647)	42,244	27,762	64	(901)	26,925
Corporate and other debt and equity securities	17,156	531	(261)	17,426	18,966	2,287	(85)	21,168
Total available-for-sale securities	82,115	1,176	(1,008)	82,283	63,637	2,498	(1,193)	64,942

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	3,495	11	(10)	3,496	29,411	18	(161)	29,268
State and political subdivisions	3,337	17	-	3,354	3,955	-	(6)	3,949
Mortgage-backed securities:
FHLMC	18	-	-	18	19	-	-	19
Corporate and other debt securities	6,028	-	(683)	5,345	3,006	-	(17)	2,989
Total held-to-maturity securities	12,878	28	(693)	12,213	36,391	18	(184)	36,225
Total investment securities	$94,993	$1,204	$(1,701)	$94,496	$100,028	$2,516	$(1,377)	$101,167

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2007 are shown in the following table.  Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

(in thousands)	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$9,981	$10,021
Due after one year through five years	9,572	9,498
Due after five years through ten years	4,010	4,012
Due after ten years	10,668	10,698
Mortgage-backed securities	42,418	42,244
Equity securities	5,466	5,810
Total available-for-sale securities	82,115	82,283

Held-to-maturity securities:
Due in one year or less	6,391	6,394
Due after one year through five years	998	870
Due after five years through ten years	2,462	2,210
Due after ten years	3,009	2,721
Mortgage-backed securities	18	18
Total held-to-maturity securities	12,878	12,213
Total investment securities	$94,993	$94,496

Proceeds from sales of available-for-sale securities for the years ended December 31, 2007, 2006 and 2005 were $3.8 million, $0.8 million and $3.7 million, respectively.  Securities gains of $1.2 million, $506,000, and $610,000 were realized on these sales for the respective years.

Securities totaling $34.4 million and $25.8 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, FHLB advances, securities sold under repurchase agreements and for other purposes required by law.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

(in thousands)	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-salesecurities:
U.S. government agencies	$1,996	$(3)	$101	$(1)	$2,097	$(4)
State and political subdivisions	-	-	2,683	(96)	2,683	(96)
Mortgage-backed securities	321	(2)	17,024	(645)	17,345	(647)
Corporate and other debt securities	4,924	(167)	2,795	(12)	7,719	(179)
Total debt securities	7,241	(172)	22,603	(754)	29,844	(926)
Equity securities	139	(38)	1,756	(44)	1,895	(82)
Total available-for-sale securities	7,380	(210)	24,359	(798)	31,739	(1,008)

Held-to-maturitysecurities:
U.S. government agencies	-	-	990	(10)	990	(10)
Corporate and other debt securities	3,972	(553)	1,392	(130)	5,364	(683)
Total held-to-maturity securities	3,972	(553)	2,382	(140)	6,354	(693)
Total securities temporarily impaired	$11,352	$(763)	$26,741	$(938)	$38,093	$(1,701)

(in thousands)	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Treasury obligations	$-	$-	$998	$(1)	$998	$(1)
U.S. government agencies	2,003	(2)	2,139	(25)	4,142	(27)
State and political subdivisions	-	-	3,564	(179)	3,564	(179)
Mortgage-backed securities	428	(2)	20,701	(899)	21,129	(901)
Corporate and other debt securities	1,021	(3)	3,121	(32)	4,142	(35)
Total debt securities	3,452	(7)	30,523	(1,136)	33,975	(1,143)
Equity securities	2,252	(50)	-	-	2,252	(50)
Total available-for-sale securities	5,704	(57)	30,523	(1,136)	36,227	(1,193)

Held-to-maturity securities:
U.S. government agencies	-	-	24,273	(161)	24,273	(161)
State and political subdivisions	3,949	(6)	-	-	3,949	(6)
Corporate and other debt securities	1,468	(17)	-	-	1,468	(17)
Total held-to-maturity securities	5,417	(23)	24,273	(161)	29,690	(184)
Total securities temporarily impaired	$11,121	$(80)	$54,796	$(1,297)	$65,917	$(1,377)

As of December 31, 2007 and 2006, a total of 110 and 140 securities, respectively, were in a continuous unrealized loss position, of which 103 and 112, respectively, were in the available-for-sale category. The Company does not believe that any individual unrealized loss as of these dates represents an other-than-temporary impairment.  For both periods, a majority of the unrealized losses were in securities with duration of 12 months or longer and primarily consisted of mortgage-backed securities issued by the FHLMC, FNMA and other similar institutions. The unrealized losses as of December 31, 2007 were primarily attributable to changes in interest rates, and to market conditions that affected corporate and other debt securities. The unrealized losses as of December 31, 2006 were primarily due to changes in interest rates. For the years ended December 31, 2007 and 2006, the Company recognized losses on other-than-temporarily impaired securities in the amounts of $28,000 and $23,000, respectively.

NOTE 3 – LOANS AND LEASES

Major classifications of loans and leases at December 31, 2007 and 2006 are presented in the following table.

(in thousands)	December 31,
	2007	2006

Loans secured by 1 to 4 family residential properties	$144,164	$145,000
Loans secured by multifamily residential properties	46,756	41,749
Loans secured by nonresidential properties	441,171	381,849
Loans to individuals	7,227	2,785
Commercial loans	42,648	36,012
Construction loans	37,819	43,350
Lease financing receivables, net	83,604	71,214
Other loans	774	651
Total loans and leases	804,163	722,610
Less: Unearned income	(1,298)	(1,180)
Loans and leases, net of unearned income	$802,865	$721,430

The following table presents information related to loans and leases which are on a nonaccrual basis, loans which have been renegotiated to provide a reduction or deferral of interest or principal for reasons related to the debtor's financial difficulties and loans and leases contractually past due ninety days or more as to interest or principal payments and still accruing.

(in thousands)	December 31,
	2007	2006

Nonaccruing loans and leases	$1,984	$987
Renegotiated loans	37	98
Total nonperforming loans and leases	$2,021	$1,085

Loans and leases past due 90 days and accruing	$-	$-

Gross interest income which would have been recorded under original terms	$225	$111

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

As of the dates and for the years indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	December 31,
	2007	2006

Recorded investment	$1,510	$687
Valuation allowance	200	-

	Years Ended December 31,
	2007	2006	2005

Average recorded investment	$1,294	$699	$1,387
Interest income recognized	123	55	233

The valuation allowance for impaired loans, if any, is included in the allowance for loan and lease losses on the Company’s consolidated balance sheets.

GC Bank extends credit to various directors, executive officers and their associates.  These extensions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2007, loans outstanding to these related parties amounted to $25.3 million. During 2007, new loans to related parties were $3.3 million, lines advanced totaled $4.0 million and loan and line repayments totaled $7.7 million. All related party loans were current as to principal and interest payments at December 31, 2007.

NOTE 4 – ALLOWANCE FOR LOAN AND LEASE LOSSES

An analysis of the activity in the allowance for loan and lease losses for the years ended December 31, 2007, 2006 and 2005 is provided in the following table.

(in thousands)	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$10,022	$9,478	$8,918
Charge-offs	(568)	(350)	(430)
Recoveries	160	177	92
Provision charged to operations	1,574	717	1,071
Reclassification	-	-	(173)
Balance, end of year	$11,188	$10,022	$9,478

A reclassification was recorded in 2005 which had the effect of reducing the allowance for loan and lease losses by $173,000. The reclassification was for a previously established reserve for lease residual losses recorded in a subaccount of the allowance for loan and lease losses.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(in thousands)		December 31,
	Estimated Useful Lives	2007	2006

Land	Indefinite	$3,777	$3,777
Buildings and improvements	5 to 20 years	6,319	6,164
Furniture, fixtures and equipment	3 to 10 years	10,876	9,332
Leasehold improvements	3 to 40 years	3,009	2,815
Capital assets in progress	-	1,568	389
		25,549	22,477
Less: accumulated depreciation and amortization		(13,044)	(11,878)
Total premises and equipment, net		$12,505	$10,599

Depreciation and amortization expense were $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 – DEPOSITS

At December 31, 2007, the schedule of time deposit maturities was as follows:

(in thousands)

2008	$199,801
2009	14,692
2010	3,572
2011	2,172
2012	2,049
Total time deposits	$222,286

NOTE 7 – DEBT

Short-Term Borrowings
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase that generally mature within 30 days from the date of the transaction.  GC Bank has a $97.1 million overnight line of credit with the Federal Home Loan Bank which is available upon maintaining an appropriate level of pledged collateral. GC Bank also has unsecured lines of credit with certain correspondent banks totaling $29.0 million. Borrowings under such arrangements are for short-term liquidity purposes and have interest rates that fluctuate based on market conditions.

Details of short-term borrowings are presented in the following table:

(dollars in thousands)	December 31,
	2007	2006	2005
Federal funds purchased and securities sold under repurchase agreements:
Balance at year end	$4,729	$18,246	$9,126
Average during the year	10,835	13,705	12,258
Maximum month-end balance	21,167	75,629	22,162
Weighted average rate during the year	3.33%	3.34%	2.47%
Rate at year end	2.54%	3.07%	2.35%

Federal Home Loan Bank Advances
At December 31, 2007 GC Bank had $112.5 million of Federal Home Loan Bank (“FHLB”) Advances considered to be long-term borrowings. The advances are collateralized by certain first mortgage loans and investment securities.  The weighted average interest rate on advances during 2007 was 5.09%.  Of the total outstanding at December 31, 2007, $75.0 million of advances are callable on a quarterly basis at the option of the FHLB contingent on changes in interest rates. The FHLB advances mature as follows:

(in thousands)

2008	$13,000
2009	22,000
2010	15,000
2011	10,000
2012	20,000
Thereafter	32,500
Total FHLB Advances	$112,500

Subordinated Debentures
During 2002 the Company issued $24.0 million of 8.45% junior subordinated debentures (the “2002 Debentures”) due June 30, 2032 to GCB Capital Trust II (“Trust II”), a Delaware statutory business trust and an unconsolidated subsidiary of the Company whose equity securities were wholly-owned by the Company.  The 2002 Debentures were Trust II’s sole asset. Trust II issued 2,400,000 shares of trust preferred securities, $10 face value. The preferred securities were redeemable on or after June 30, 2007 and were redeemed by the Company on July 2, 2007.  On July 2, 2007, GCB Capital Trust III (“Trust III”), a Delaware statutory business trust sponsored by the Company and formed as an unconsolidated subsidiary, issued and sold 24,000 trust preferred securities with a liquidation price of $1,000 per preferred security, or $24.0 million in the aggregate.  The Company received the $24.0 million derived from the issuance of the trust preferred securities in return for junior subordinated debentures (“2007 Debentures”) issued by the Company to Trust III and used the proceeds to redeem the 2002 preferred securities. The trust preferred securities were issued and sold in a private placement as part of a pooled offering.  The trust preferred securities are subject to mandatory redemption when the 2007 Debentures mature on July 30, 2037. The Company’s obligations under the 2007 Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The Company may, with regulatory approval, redeem the 2007 Debentures and the trust preferred securities at any time on or after July 30, 2017.  The annual interest rate for the 2007 Debentures issued by the Company to Trust III is fixed at 6.96% for the first 10 years and thereafter will reset quarterly at a variable rate equal to the 3-month LIBOR rate plus 1.40% per annum.

NOTE 8 – INCOME TAXES

The components of the provision for income taxes are as follows:

(in thousands)	Years Ended December 31,
	2007	2006	2005
Federal
Current	$1,213	$4,455	$4,184
Deferred	2,907	(2,652)	(108)
State
Current	(1,896)	5,556	334
Deferred	466	(246)	(14)
Total provision for income taxes	$2,690	$7,113	$4,396

The provision for income taxes reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

(in thousands)	Years Ended December 31,
	2007	2006	2005

Federal income tax, at statutory rate	$3,941	$4,333	$4,571
Increase (reduction) in taxes resulting from:
Tax-exempt income	(218)	(225)	(428)
Bank-owned life insurance	(168)	(165)	-
Non-deductible merger-related costs	157	-	-
Write-off of deferred tax asset	243	-	-
State income tax (benefit), net of federal income tax	(1,232)	3,452	210
Other, net	(33)	(282)	43
Total provision for income taxes	$2,690	$7,113	$4,396

The net deferred tax asset consisted of the following:

(in thousands)	December 31,
	2007	2006

Allowance for loan and lease losses and valuation reserve on other real estate	$4,570	$3,816
Interest income on nonaccrual loans	135	25
Depreciation and amortization	109	924
State net operating loss carryforward	-	378
Deferred directors fees	551	560
State tax and interest not currently deductible	-	2,231
Unrealized holding gains on securities available-for-sale	(62)	(526)
Other, net	(730)	74
Net deferred tax asset, included in other assets	$4,573	$7,482

The state tax information at and for the year ended December 31, 2006 in the preceding tables includes the effects of a one-time charge in connection with the Company’s review of its tax positions and its consideration of the final adjudication in the fourth quarter of 2006 of a State of New Jersey Superior Court tax case decision. As a result of the review, the Company determined there was a more likely than not probability that it would be assessed a tax liability and therefore recorded the liability in accordance with SFAS No. 5, Accounting for Contingencies and No. 109, Accounting for Income Taxes. The state tax information at and for the year ended December 31, 2007 in the preceding tables includes the effects of the Company’s resolution of the state tax liability during 2007 by entering into and satisfying the requirements of voluntary disclosure agreements with the State of New Jersey Division of Taxation.

Interest and penalties associated with tax liabilities are classified as non-interest expense in the consolidated statements of income.  For the year ended December 31, 2007, a reversal of interest on income taxes of $503,000 was recorded in non-interest expense. This was in connection with a partial recovery of the state tax liability recorded in 2006. For the year ended December 31, 2006, interest on income taxes of $880,000 was recorded in non-interest expense, which was in connection with the state tax liability recognized in that period.  At December 31, 2006, interest on income taxes of $880,000 was carried in the consolidated statements of condition as a liability, and the balance of that liability at December 31, 2007 was $0.

NOTE 9 – SHAREHOLDERS’ EQUITY

On September 28, 2007, the Company issued a 2.5% stock dividend on its common stock to shareholders of record on September 14, 2007.  On July 31, 2006, the Company issued a 2.5% stock dividend on its common stock to shareholders of record on July 14, 2006.  On July 29, 2005, the Company issued a 2.5% stock dividend on its common stock to shareholders of record on July 15, 2005.

NOTE 10 – EARNINGS PER SHARE

The following schedule reflects earnings per share calculated in accordance with SFAS No.128, Earnings Per Share.  Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the reporting period.  Diluted earnings per share is derived similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and restricted shares, were issued during the reporting period utilizing the treasury stock method. Per share amounts are adjusted for the effect of stock dividends.

(in thousands, except per share data)	Years Ended December 31,
	2007	2006	2005

Net income available to common stockholders	$8,857	$5,553	$8,854

Basic weighted-average common shares outstanding	8,654	8,546	8,261
Plus: common stock equivalents	17	4	157
Diluted weighted average common shares outstanding	8,671	8,550	8,418

Earnings per share:
Basic	$1.02	$0.65	$1.07
Diluted	$1.02	$0.65	$1.05

NOTE 11 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (collectively, the “Plans”):

▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)

▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)

▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amounts of cumulatively granted awards, net of cancellations, through December 31, 2007. Awards are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.

Stock Options	Authorized Awards	Cumulative Granted, Net of Cancellations	Awards Available for Grant
2001 Directors Plan	69,853	62,769	-
2001 Employee Plan	374,213	242,851	-
2006 Plan (1)	315,187	15,785	299,402

Restricted Stock
2006 Plan (1)	105,063	22,774	82,289

(1) The 2006 Plan provides for a total of 420,250 authorized awards, of which a maximum of 105,063 awards may be in restricted stock.

For the 2001 Plans, the option exercise price equals the market price on the date of the grant. For the 2006 Plan, the option exercise price equals the market price on the day following the grant date. Except for the 2006 Plan, the option is generally vested over a 5 year period and has a 10 year contractual term. The 2006 Plan allows the Board of Directors to grant awards under varying vesting schedules and contractual terms. There are no further awards available for grant under the 2001 Plans.

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

Prior to 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No compensation cost was recognized for stock options in the consolidated statements of income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. However, there was compensation expense of approximately $11,000 before tax recorded in the year ended December 31, 2005 related to the accelerated vesting of all unvested stock options (discussed above) in accordance with Financial Standards Accounting Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”) for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized includes compensation cost for all share-based awards granted on or subsequent  to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes options-pricing model which was also previously used for the Company’s pro forma information required under SFAS No. 123.  The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used to estimate fair value:

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

The Company did not grant any stock option awards for the year ended December 31, 2007. The Company granted 20,164 shares of restricted stock for the year ended December 31, 2007, at a weighted average grant date fair value of $17.96. The grant date fair value is the fair value or price of the Company’s stock the day following the approval of the grant.  The grants vest over 4 years. The Company granted 15,400 stock options under the 2006 Plan for the year ended December 31, 2006, at a weighted average exercise price of $15.52. The grants vest over 4 years and have an 8-year contractual term. The fair value of each grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: expected dividend yield 3.79%; expected volatility 44%; risk-free interest rate 4.70%; and expected life 5.3 years. The fair value of each grant was estimated to be $5.14.  The Company granted 4,500 shares of restricted stock under the 2006 Plan for the year ended December 31, 2006, at a weighted average grant price of $17.18. The grant price is the fair value or price of the Company’s stock the day following the approval of the grant.  The stock grants vest over 4 years. The Company granted 20,500 stock options under the 2001 Plans during 2005.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yields of 2.98% and 3.06%; expected volatility of 55.82% and 61.35%; risk-free interest rates of 4.18% and 4.15%; and expected lives of 7 and 10 years.  The vesting of these and all other unvested stock options was accelerated in December 2005 as described above.

Stock compensation expense recognized in earnings for the years ended December 31, 2007 and 2006 was approximately $51,000 and $7,000, respectively, and the related tax benefit was approximately $18,000 and $3,000, respectively.

A summary of the status of the Company’s stock options as of December 31, 2007, 2006 and 2005 and the changes during the years ending on those dates is presented in the table below.

	2007		2006		2005
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	172,197	$13.87	384,222	$9.12	557,293	$7.87
Granted	-	$-	15,785	$15.15	21,537	$14.96
Exercised	(46,667)	$13.19	(225,949)	$5.89	(180,419)	$5.70
Forfeited	(1,216)	$12.68	(1,861)	$12.69	(14,189)	$12.50
Outstanding, end of year	124,314	$14.14	172,197	$13.87	384,222	$9.12

Exercisable, end of year	112,474		156,412		384,222

Weighted average fair value of
options granted during the year		$-		$15.15		$14.96

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007, was $274,932 and $260,662, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value calculated by multiplying the number of shares of in-the-money options times the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price.

The aggregate intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $188,038, $1,993,377, and $1,608,420, respectively.  Exercise of stock options for the year ended December 31, 2007 resulted in cash receipts of $405,680.

The following table summarizes the status of unvested stock options for the year ending December 31, 2007. At the present time, all unvested stock options are expected to vest according to their vesting schedules.

	2007
Stock Options	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of year	15,785	$15.14
Granted	-	-
Vested	(3,945)	$15.14
Forfeited	-	-
Unvested, end of year	11,840	$15.14

As of December 31, 2007, there was $52,857 of unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a remaining weighted average requisite service period of 2.7 years.  The aggregate intrinsic value of unvested stock options at December 31, 2007 was $14,270.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$8.01 to $12.68	25,609	3.13 years	$11.78	25,609	$11.78
$14.60 to $15.87	98,705	4.96 years	$14.75	86,865	$14.70
	124,314			112,474

A summary of the status of the Company’s restricted stock as of December 31, 2007 and 2006 and the changes during the years ending on those dates is presented in the table below. There was no restricted stock outstanding in 2005.

	2007		2006
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	4,500	$17.18	-	-
Granted	20,164	$17.96	4,500	$17.18
Vested	(450)	$17.18	-	-
Forfeited	(1,890)	$17.82	-	-
Outstanding, end of year	22,324	$17.83	4,500	$17.18

As of December 31, 2007, there was $375,034 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a remaining weighted average requisite service period of 3.1 years.

The Company’s present policy is to issue new shares upon share award exercise.

NOTE 12 – BENEFIT PLANS

EMPLOYEE 401(k) PLAN
The Company has a 401(k) savings plan covering substantially all employees. Under the plan the Company matches 50% of employee contributions for all participants with less than 5 years employment, not to exceed 2% of their salary, 75% of employee contributions for all participants with 6 years through 10 years of employment, not to exceed 3% of their salary, and 100% of employee contributions for all participants with more than 10 years of employment, not to exceed 4% of their salary. The Company expensed approximately $626,000, $787,000 and $763,000 for 2007, 2006 and 2005, respectively, for purposes of its 401(k) savings plan. Included in the expense is a profit sharing percentage which is determined on an annual basis in addition to the matched employee contribution.

EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
The Company currently has two participants in its Executive Supplemental Retirement Plan (“ESRP”), which is a non-contributory non-qualified benefit plan designed to provide key executives with a supplemental retirement income benefit upon reaching the benefit age of 65.  The aggregate annual pre-tax benefit of the ESRP was actuarially determined to be $265,410 and will be paid over a period of 10 to 15 years. The Company intends to fund its obligations under the ESRP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the executives. For the years ended December 31, 2007, 2006 and 2005, $280,000, $266,000 and $254,000, respectively, was contributed by the Company to the retirement income trust fund and charged to operations.

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

(in thousands)	Years Ended December 31,
	2007	2006

Service cost	$19	$28
Interest cost	18	47

Net periodic benefit expense	$37	$75

The Company has one director participating in its optional Director Supplemental Retirement Plan (“DSRP”). The DSRP is a non-contributory non-qualified benefit plan designed to provide the director with a supplemental retirement income benefit upon reaching the benefit age of 65. The annual pre-tax benefit of the DSRP was actuarially determined to be $23,160 and will be paid over a period of 10 years. For the years ended December 31, 2007, 2006 and 2005, $8,000, $7,000 and $6,000, respectively, was contributed by the Company to the retirement income trust fund and charged to operations.  The Company intends to fund its obligations under the DEP and the DSRP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the plans’ participants.

DIRECTOR DEFERRED COMPENSATION PLAN
The Company‘s Director Deferred Compensation Plan (“DDCP”) is a non-qualified deferred compensation benefit plan designed to provide participating directors with the ability to defer a certain portion of their fees to be earned in the future in the form of a deferred compensation benefit.  A participating director could defer payment of a specified amount up to 100% of his monthly board fees and/or stipend as a director of the Company and/or GC Bank using fees actually earned in 1997 for a 5-year period commencing January 1999 and ending December 2003. Deferred amounts earn interest at the rate of 10% per annum. At benefit eligibility date, the benefit under the DDCP is payable in the form of a monthly annuity for 10 years. A majority of nonemployee directors of the Company that were eligible at the time are participating in the DDCP. The Company intends to fund its obligations under the DDCP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the participants. For the years ended December 31, 2007, 2006 and 2005, approximately $56,000, $49,000 and $40,000, respectively, was contributed by the Company to the DDCP and charged to operations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS
The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2016 and that contain certain renewal options.  Rent expenses charged to operations approximated $1.1 million, $915,000 and $858,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in these amounts were $357,000 in 2007, $279,000 in 2006 and $263,000 in 2005 paid to related parties. As of December 31, 2007, future approximate minimum annual rental payments under these leases are illustrated in the following table:

(in thousands)
2008	$826
2009	725
2010	627
2011	567
2012	492
Thereafter	1,465
Total	$4,702

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

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

GC Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.  Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of involvement GC Bank has in particular classes of financial instruments.

GC Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. GC Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. GC Bank generally requires collateral or other security to support financial instruments with credit risk.

The approximate contract amounts are as follows:

(in thousands)	December 31,
	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$159,306	$147,563
Standby letters of credit and financial guarantees written	6,421	3,524

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  GC Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by GC Bank upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by GC Bank to guarantee a customer's performance to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. GC Bank holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2007 and 2006 varies based on GC Bank’s credit evaluation. Generally, letters of credit are good for a term of one year at which time they are automatically renewed for the same term. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. Letters of credit are granted primarily to commercial borrowers.

GC Bank grants various commercial and consumer loans, primarily within the State of New Jersey.  The Company’s lease receivables are more diversified nationally. Although GC Bank has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property and the borrowers' ability to timely honor their loan payment obligations is dependent on the economy.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No.107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No.107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold a large majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

For cash and cash equivalents and interest-bearing deposits with banks, the carrying values approximate their fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan and lease portfolio is valued using a present value discounted cash flow method where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying values of bank-owned life insurance approximate their fair values.

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

The estimated fair values of securities sold under agreements to repurchase and FHLB advances are based on the discounted value of estimated cash flows.  The discounted rate is estimated using the rates currently offered for similar instruments. The estimated fair value of subordinated debentures is based on quoted market prices of comparable instruments.

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

(in thousands)	December 31,
	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,441	$24,441	$53,869	$53,869
Due from banks – interest bearing	4,868	4,858	26,359	26,359
Investment securities available-for-sale	82,283	82,283	64,942	64,942
Investment securities held-to-maturity	12,878	12,214	36,391	36,225
Loans and leases, net of unearned income	802,865	799,166	721,430	718,079
Bank-owned life insurance	15,955	15,955	15,477	15,477

Financial liabilities:
Time deposits	$222,286	$222,991	$193,875	$192,702
All other deposits	527,186	527,186	533,437	533,437
Federal funds purchased	-	-	10,000	10,000
Securities sold under agreements to repurchase	4,729	4,729	8,246	8,215
FHLB Advances	112,500	117,590	96,000	97,208
Subordinated debentures	24,743	24,222	24,743	24,456

NOTE 16 – REGULATORY MATTERS AND CAPITAL REQUIREMENTS

New Jersey state law permits a bank subsidiary to pay dividends to its parent company provided there is no impairment of the subsidiary's capital accounts and provided the subsidiary maintains a surplus of not less than 50% of its capital stock, or if payment of the dividend will not reduce the subsidiary's surplus.  As of December 31, 2007 and 2006, respectively, GC Bank had $41.2 million and $33.8 million, of funds available for the payment of dividends to the Company.

The Company and GC Bank are subject to various regulatory capital requirements administered by the federal banking agencies including the Federal Reserve.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and GC Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regular accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and GC Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets.  Management believes the Company and GC Bank met all capital adequacy requirements to which they were subject as of December 31, 2007.

As of December 31, 2007, GC Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, GC Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes no conditions or events have occurred since the most recent FDIC notification that has changed the category of GC Bank.

( dollars in thousands)					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total risk-based capital
Greater Community Bancorp	$94,913	11.49%	$66,084	8.00%	n/a	n/a
Greater Community Bank	92,512	11.22%	65,962	8.00%	$82,453	10.00%

Tier I risk-based capital
Greater Community Bancorp	84,388	10.22%	33,029	4.00%	n/a	n/a
Greater Community Bank	82,237	9.97%	32,994	4.00%	49,491	6.00%

Tier I leverage capital
Greater Community Bancorp	84,388	8.61%	39,205	4.00%	n/a	n/a
Greater Community Bank	82,237	8.41%	39,114	4.00%	48,892	5.00%

As of December 31, 2006
Total risk-based capital
Greater Community Bancorp	$90,065	11.84%	$60,855	8.00%	n/a	n/a
Greater Community Bank	83,991	11.09%	60,589	8.00%	$75,736	10.00%

Tier I risk-based capital
Greater Community Bancorp	76,521	10.06%	30,426	4.00%	n/a	n/a
Greater Community Bank	74,562	9.85%	30,279	4.00%	45,418	6.00%

Tier I leverage capital
Greater Community Bancorp	76,521	8.38%	36,526	4.00%	n/a	n/a
Greater Community Bank	74,562	8.20%	36,372	4.00%	45,465	5.00%

NOTE 17 –PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information of the parent company (Greater Community Bancorp) only is presented in the following three tables:

BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
ASSETS:
Cash	$3,014	$2,599
Interest-bearing due from banks	17	-
Investment securities available-for-sale	1,054	3,559
Investment in subsidiaries	94,975	87,350
Other assets	146	805
Total assets	$99,206	$94,313

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debentures	$24,743	$24,743
Other liabilities	2,074	1,995
Shareholders’ equity	72,389	67,575
Total liabilities and shareholders’ equity	$99,206	$94,313

STATEMENTS OF INCOME
(in thousands)

	Years Ended December 31,
	2007	2006	2005
INCOME:
Dividends from bank subsidiary	$1,800	$3,800	$2,500
Interest income	259	225	200
Gain on sale of investment securities	1,190	483	554
	3,249	4,508	3,254
EXPENSES:
Interest on subordinated debentures	1,863	2,028	2,028
Other expenses	1,099	288	221
	2,962	2,316	2,249

Income before income taxes	287	2,192	1,005
Provision for income taxes (benefit)	(719)	(712)	(719)
Equity in undistributed income of subsidiaries	7,851	2,649	7,130

NET INCOME	$8,857	$5,553	$8,854

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,857	$5,553	$8,854
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of investment securities available-for-sale	(1,218)	(506)	(554)
Recognized loss on impaired securities	28	23	-
Stock-based compensation	51	7	11
Tax benefit from exercise of stock options	134	601	547
Decrease in other assets	1,673	90	64
Increase (decrease) in other liabilities	79	691	(133)
Equity in undistributed income of subsidiaries	(7,851)	(2,649)	(7,130)
Net cash provided by operating activities	1,753	3,810	1,659

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities available-for-sale	(706)	(45)	-
Proceeds from the sale of investment securities available-for-sale	2,769	740	930
Proceeds from (payments for) investments in and advances to subsidiaries	157	(327)	(154)
Net cash provided by investing activities	2,220	368	776

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of subordinated debentures	24,743	-	-
Redemption of subordinated debentures	(24,743)	-	-
Proceeds from issuance of common stock	974	560	892
Proceeds from exercise of stock options	406	546	1,023
Dividends paid	(4,938)	(4,587)	(4,008)
Net cash used in financing activities	(3,558)	(3,481)	(2,093)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$415	$697	$342

CASH AND CASH EQUIVALENTS, beginning of year	2,599	1,902	1,560

CASH AND CASH EQUIVALENTS, end of year	$3,014	$2,599	$1,902

NOTE 18 – BUSINESS SEGMENTS

The following tables present revenue, expense and net income for the years indicated and total assets at the respective year-ends for the Company’s business segments Community Banking and Leasing.

(in thousands)	Year Ended December 31, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$31,600	$28,934	$2,666	$-
Non-interest income[1]	5,864	5,410	524	(70)
Total revenue	37,464	34,344	3,190	(70)
Provision for loan and lease losses	1,574	1,032	542	-
Gain on sale of investment securities	1,244	1,244	-	-
Gain on sale of loans	155	155	-	-
Loss on impaired investment securities	(28)	(28)	-	-
Non-interest expense	25,714	23,942	1,842	(70)
Income before provision for income taxes	11,547	10,740	806	-
Provision for income taxes	2,690	1,773	917	-
Net income (loss)	$8,857	$8,968	$(111)	$-
Period-end total assets	$975,990	$967,845	$83,643	$(75,498)

	Year Ended December 31, 2006
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$31,820	$29,088	$2,732	$-
Non-interest income[1]Non-interest income (1)	5,804	5,468	401	(65)
Total revenue	37,624	34,556	3,133	(65)
Provision for loan and lease losses	717	449	268	-
Gain on sale of investment securities	506	506	-	-
Loss on impaired investment securities	(23)	(23)	-	-
Non-interest expense	24,725	22,903	1,887	(65)
Income before provision for income taxes	12,666	11,688	978	-
Provision for income taxes	7,113	6,746	367	-
Net income	$5,553	$4,942	$611	$-
Period-end total assets	$950,969	$943,840	$71,456	$(64,327)

	Year Ended December 31, 2005
	Total Company	Community Banking	Leasing	Corporate and Other [2]

Net interest income	$32,091	$29,752	$2,339	$-
Non-interest income[1]	5,611	5,284	387	(60)
Total revenue	37,702	35,036	2,726	(60)
Provision for loan and lease losses	1,071	835	236	-
Gain on sale of investment securities	610	610	-	-
Non-interest expense	23,991	22,320	1,731	(60)
Income before provision for income taxes	13,250	12,491	759	-
Provision for income taxes	4,396	4,137	259	-
Net income	$8,854	$8,354	$500	$-
Period-end total assets	$925,201	$920,910	$51,689	$(47,398)

1 Excludes non-recurring gains which are reported separately.
2 Includes intersegment eliminations.

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following reflects summarized 2007 and 2006 quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

(in thousands, except per share data)		Three Months Ended
		December 31	September 30	June 30	March 31

2007
	Interest income	$15,583	$15,503	$15,199	$14,614
	Interest expense	7,380	7,570	7,426	6,923
	Net interest income	8,203	7,933	7,773	7,691
	Provision for loan and lease losses	316	614	331	313
	Non-interest income	2,067	2,110	1,438	1,621
	Non-interest expense	6,498	6,186	6,549	6,483
	Income before provision for income taxes	3,456	3,243	2,331	2,516
	Provision for income taxes (recovery)	1,480	1,048	(627)	788
	Net income	$1,976	$2,195	$2,958	$1,728

	Earnings per share—basic	$0.23	$0.25	$0.34	$0.20
	Earnings per share—diluted	$0.23	$0.25	$0.34	$0.20

	Average common shares outstanding—basic	8,691	8,658	8,643	8,623
	Average common shares outstanding—diluted	8,708	8,676	8,661	8,642

2006
	Interest income	$14,323	$13,855	$13,379	$13,333
	Interest expense	6,615	6,093	5,321	5,041
	Net interest income	7,708	7,762	8,058	8,292
	Provision for loan and lease losses	226	177	314	-
	Non-interest income	1,802	1,614	1,541	1,328
	Non-interest expense	6,911	5,633	6,220	5,959
	Income before provision for income taxes	2,373	3,566	3,065	3,661
	Provision for income taxes	3,798	1,164	951	1,200
	Net income (loss)	$(1,425)	$2,402	$2,114	$2,461

	Earnings per share—basic	$(0.17)	$0.28	$0.25	$0.29
	Earnings per share—diluted	$(0.17)	$0.28	$0.25	$0.29

	Average common shares outstanding—basic	8,573	8,555	8,546	8,508
	Average common shares outstanding—diluted	8,573	8,588	8,583	8,545

During the fourth quarter of 2006, the Company recorded an incremental provision for income taxes of $3.3 million and a charge to non-interest expense for $880,000 for estimated interest on income taxes in recognition of an income tax liability.  Net income for the second quarter of 2007 was affected by a partial reversal of the income tax liability and related interest. The reversal amounted to $1.8 million, net of federal income tax.

McGladrey & Pullen, LLP
One Valley Square, Ste. 250
612 Township Line Road
Blue Bell, PA 19422-2700
O 215-641-8600 F 215-641-8680

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Greater Community Bancorp

We have audited the consolidated balance sheets of Greater Community Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Community Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greater Community Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of Greater Community Bancorp and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 12, 2008

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
512 Township Line Road
Blue Bell, PA 15422-2700
O 215-641-6600 F 215-641-8650

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Greater Community Bancorp

We have audited Greater Community Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Greater Community Bancorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Greater Community Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

To the Board of Directors and Stockholders
Greater Community Bancorp

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of Greater Community Bancorp and Subsidiaries and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 12, 2008

Item 9B. Other Information.

On March 10, 2008, Stephen J. Mauger, Senior Vice President, Treasurer, and Chief Financial Officer of the Company and GC Bank entered into an Executive Retention Agreement with GC Bank and OFC pursuant to which Mr. Mauger may be paid a retention bonus of $100,000.  Please see the more complete description of the retention awards in Item 11. of this Report and the full text of the agreement with Mr. Mauger, which is attached to this Report as Exhibit 10.24 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table provides certain information about the Company’s current directors.  All directors serve until their respective successors are duly elected at the next Annual Meeting of Stockholders.

Name	Age

Anthony M. Bruno, Jr., Chairman	53
M.A. Bramante	75
William T. Ferguson	65
Angelo J. Genova	54
Robert C. Soldoveri	54
Alfred R. Urbano	61
Charles J. Volpe	70
David Waldman	68

Anthony M. Bruno, Jr.— Chairman since April 2002 and CEO since September 2003. Director and Vice Chairman, 1995 until April 2002 when he became Chairman. Chairman of Executive Committee and member of Insurance Committee.  A founding Director of the Company and Greater Community Bank in 1985 from which he resigned in 1987 to form Bergen Commercial Bank.  He became a Director of the Company again in 1995.  Chairman and Director of Bergen Commercial Bank from 1987 until the merger of the bank subsidiaries at the end of 2005.  Chairman, President and CEO of Greater Community Bank since September 2003, which positions changed to Chairman and CEO as a result of the merger of the bank subsidiaries at the end of 2005.  Again became Chairman, President and CEO of Greater Community Bank in July 2006.  Director of Highland Capital Corp. and New Union Asset Holdings Corp.  Member of Anjo Realty, LLC (real estate investments). Member of Rockham, Limited Partner of Motel Associates of Columbus, Partner of Hamilton Park Associates, Member of North Carolina Properties, LLC, Member of Savannah Crossing, LLC and Member of American Heritage Construction, LLC. Mr. Bruno is a Trustee for the St. Joseph’s Foundation Board of Trustees in Paterson, NJ and is a Director of NJ Sports Productions. Former member of Bruno, DiBello & Co. L.L.C./CPA. Mr. Bruno is a nephew of John L. Soldoveri, former Chairman Emeritus of the Company, and a first cousin of Robert C. Soldoveri, a Director.

M.A. Bramante— A founding Director of both the Company and Greater Community Bank since 1985. Chairman of the Nominating and Corporate Governance Committee. Member of Audit Committee, Executive Committee and Compensation Committee. Retired orthodontist; formerly President of M.A. Bramante, DDS, P.A., 1960-1996.

William T. Ferguson — A founding Director of both the Company and Greater Community Bank since 1985. Retired from Ted Car, Inc., an auto wholesaler, where he served as Vice President from 1977 to 2006.  Mr. Ferguson also worked in sales with Home Depot from 2004 to 2007 and Sears Roebuck from 2002 to 2004.

Angelo J. Genova— Director since 2006. Member of the Compensation Committee and Insurance Committee.  Attorney At Law, admitted to practice in State Courts in New York, Pennsylvania and New Jersey, U.S. District Courts for the District of New Jersey, Southern New York and Eastern New York, U.S. Courts of Appeals for the Second and Third Circuits, and the United States Supreme Court.  Former Commissioner of the Port Authority of New York and New Jersey.  Attorney and Senior Partner of Genova, Burns & Vernoia, Attorneys at Law.

Robert C. Soldoveri— Director of the Company and Greater Community Bank since 2001. Member of the Executive Committee. Member of Solan Management, LLC, a real estate property management company, General Partner of Union Boulevard Realty, LLC, General Partner of Portledge Realty and Owner of Whispering Pines.  Trustee of the John L. & Grace P. Soldoveri Foundation.  Mr. Soldoveri is the son of John L. Soldoveri, former Chairman Emeritus of the Company, and Mr. Bruno's first cousin.

Alfred R. Urbano— Director of the Company and Greater Community Bank from 1986 through mid-1997 and from 1998 to the present.  Director of Highland Capital Corp. and New Union Asset Holdings Corp. Member of Executive Committee, Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee. President, Rubicon Realty Corp. (real estate investments) since 1980.

Charles J. Volpe— Director since 1995. Director of Bergen Commercial Bank from 1987 through 2005. Director of Greater Community Bank as a result of the merger of the bank subsidiaries at the end of December 2005. Director of New Union Asset Holdings Corp. Chairman of Audit Committee and Compensation Committee. Member of Executive Committee and Nominating and Corporate Governance Committee. President of Hasbrouck Hotel Corp.  Managing Partner, Holiday Inn of Hasbrouck Heights, New Jersey.  Retired Chairman, J.P. Patti Company (roofing).

David Waldman— Director since 1999. Director of Rock Community Bank from 1999 through 2005.  Director of Greater Community Bank as a result of the merger of the bank subsidiaries at the end of December 2005.  Attorney and President of Waldman, Renda & Mc Kinney, P.A., General Partner of 1107 Goffle Road Realty, General Partner of Fieldcrest Mall Realty Associates LTD, Sole Member of David Waldman–HAW, LLC, Managing Member of 574 Franklin Ave. Realty Associates, LLC, Member of Fieldcrest Mall Management, LLC, President of Dajan Wald Enterprises, Inc. and Vice President and Secretary of 45 East Madison Ave. Associates.

Corporate Governance

General

Under the New Jersey Business Corporation Act and the Company’s Certificate of Incorporation and Bylaws, the Company’s business, property and affairs are managed under the direction of the Board of Directors. Members of the Board are kept informed about the Company’s business through discussions with the chairman and officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. Each member of the Company’s Board of Directors, with the exception of Mr. Genova, also serves as a director of the Company’s subsidiary bank.

Code of Ethics

The Board of Directors has adopted a Code of Ethics (“Code”) under the Sarbanes-Oxley Act of 2002 and related SEC regulations governing the Company’s directors, principal executive officer and principal financial officer or persons performing similar functions.  The Code is available on the Company’s Internet website at www.greatercommunity.com. The Code provides fundamental principles to which executive officers and directors are expected to adhere and advocate. These principles are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and other documents that the Company files with the SEC and other public communications that the Company makes;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

•	accountability for adherence to the Code.

The Company’s executive officers and directors have received copies of the Code of Ethics and are required to become familiar with it and are informed that their continued association with the Company depends upon their full compliance with the Code.  The Company intends to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting the information on its internet website at www.greatercommunity.com.

Director Independence

The Board of Directors has determined that a majority of the directors and all members of the Board’s Nominating and Corporate Governance Committee and Compensation Committee are “independent” for purposes of the rules of the National Association of Securities Dealers (“NASD”) relating to corporate governance of issuers such as the Company whose securities are listed on Nasdaq. The Board has also determined that all members of the Audit Committee are “independent” for purposes of both the NASD rules and Section 10A(3)(b)(1) of the Securities Exchange Act of 1934. Specifically, the Board determined that the following directors are independent:  Messrs. Bramante, Ferguson, Genova, Urbano, and Waldman. The Board based its determinations primarily on a review of directors’ responses to questions about employment and transaction history, affiliations and family and other relationships, as well as on discussions with directors. The Board concluded that the following relationships are immaterial in making its determinations of independence:

•
Loans made by a bank subsidiary of the Company to directors or their family members or affiliates, including loans personally guaranteed by a director, if such loans comply with applicable governmental regulations on insider loans and are not classified as substandard, doubtful or loss by the bank or any bank regulatory agency that supervises the bank subsidiary.

•	Deposit, securities brokerage and similar customer relationships that are on usual and customary market terms and conditions.

•
Purchases of goods or services by the Company and its subsidiaries, from a business in which the director or member of his immediate family is a partner, shareholder or director, if the annual aggregate purchases of goods or services from such director’s affiliated business in the current fiscal year or any of the last three years did not exceed the greater of $200,000 or 5% of the gross revenues of such business.

•	The ownership of Company stock by a director, members of his family or affiliated entities.

Meetings

The Board holds regular monthly meetings and may also hold special meetings. During 2007, the full Board held 18 meetings and committees of the Board held 39 meetings. Director Bramante was unable to attend 4 of the 12 regular meetings in 2007, 3 of which were for health reasons. No other director attended fewer than 75% of the total number of meetings held during fiscal year 2007 of the full Board and committees on which they served.

The Board has adopted a policy of holding regular executive sessions, which are attended only by independent members of the Board.  Two meetings of the independent members of the Board were held in 2007.

The Board has adopted a policy that all directors shall attend the Annual Meeting of Stockholders absent a compelling reason, such as illness, family or medical emergencies, and other than incumbent directors whose terms of office as a director will expire at the annual meeting and who are not nominated for reelection to a further term of office.

Committees of the Board of Directors

During 2007, the Board of Directors had 5 standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Insurance Committee. Except for the Executive Committee, only independent directors serve on these committees.

Executive Committee. The Executive Committee is comprised of the Chairman and 4 additional members proposed by the Chairman and appointed by the Board. The 4 additional members on the date of this Report are M.A. Bramante, Robert C. Soldoveri, Alfred R. Urbano and Charles J. Volpe.  The Executive Committee may exercise the powers of the full Board in the management of the Company’s business and affairs, except for major actions such as Bylaw amendments, unless otherwise provided by a resolution of a majority of the Board. The Committee met 15 times in 2007.

Audit Committee. The Audit Committee is a separately designated standing committee and is comprised of 3 members of the Board of Directors appointed by the Board upon the recommendation of the Nominating and Corporate Governance Committee. Mr. Volpe serves as Chairman of the Audit Committee. The other members are M.A. Bramante and Alfred R. Urbano.  The Board of Directors has determined that Mr. Urbano meets the SEC criteria for an “audit committee financial expert” as well as independence and thus meets the NASD requirement of financial sophistication for at least one member of the Audit Committee.

A copy of the Audit Committee’s formal Charter is available on the Company’s internet website at www.greatercommunity.com.  The Audit Committee reviews and assesses the adequacy of its Charter on an annual basis. The Charter gives the Audit Committee the authority and responsibility for the appointment, retention, compensation and oversight of the Company’s independent auditor; reviewing with management and the independent auditor the Company’s interim and annual reports of financial condition and results of operation; considering the appropriateness of the Company’s internal accounting, auditing and internal control procedures; considering the independence of the Company’s outside auditors; reviewing the risk management and internal compliance functions; reviewing examination reports by bank regulatory agencies; reviewing audit reports prepared by the Company’s internal audit function and reviewing the response of management to those reports; and reviewing and approving all related-party transactions other than loan transactions.

The Audit Committee also administers procedures established by the Board for the confidential submission by Company employees of concerns about questionable accounting or auditing matters. Those procedures enable an employee to send information and concerns on an anonymous basis to an independent company, which then forwards the information to designated representatives of the Audit Committee, who then in turn takes action deemed appropriate after discussion with the other members of the Audit Committee. Those procedures have been communicated to employees. The Company’s independent auditor and internal audit personnel have unrestricted access to the Audit Committee. The Audit Committee reports to the Board about its actions on important matters coming before the Committee. The Committee met formally 13 times in 2007.

Report of the Audit Committee

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

March 4, 2008

To the Board of Directors of Greater Community Bancorp:

The Audit Committee acts under a written charter adopted and approved by the Board of Directors. The Audit Committee reviews the Company’s financial reporting process on the Board’s behalf. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. Management has represented to us that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”). The Company’s independent auditor audits the annual financial statements prepared by management, expresses an opinion as to whether those financial statements fairly present the Company’s financial position, results of operation and cash flows in conformity with USGAAP, audits management’s assessment of its maintenance of effective internal control over financial reporting, expresses an opinion on management’s assessment as to whether it is fairly stated and whether the Company maintained, in all material respects, effective control over financial reporting, and discusses with us any issues it believes should be raised with us.

We discussed with the Company’s independent auditor for 2007, McGladrey & Pullen, LLP, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees. We have also received the written disclosures and the letter from the independent auditor required by Independence Standard No. 1, Independence Discussions with Audit Committees, and have discussed with such auditor its independence from the Company. We also confirmed that the independent auditor’s provision of non-audit services is compatible with its independence from the Company.

The Audit Committee discussed with management, the internal auditors and the independent auditor the quality and adequacy of the Company’s internal controls and internal audit functions, organization, responsibilities, budget and staffing. We also reviewed with the internal auditors and the independent auditor their respective audit plans, audit scope and risk assessments.

During 2007, the Audit Committee met 3 times to discuss the interim financial information contained in the Company’s quarterly reports on SEC Form 10-Q with the Company’s Chief Executive Officer, Chief Financial Officer and the independent auditor prior to public release. We have also reviewed and discussed with management and the independent auditor the Company’s audited financial statements for fiscal year 2007.

Based on the reviews and discussions described above, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal year 2007 for filing with the Securities and Exchange Commission.

Charles J. Volpe, Chairman
M.A. Bramante
Alfred R. Urbano

Compensation Committee — The Compensation Committee is comprised of 4 members of the Board. Mr. Volpe serves as Chairman and the other members are M.A. Bramante, Angelo J. Genova and Alfred R. Urbano.  The Compensation Committee is responsible for evaluating the performance of the Company’s officers, including the named executive officers, and recommending their compensation to the full Board for final determination by the Board. In addition, the Compensation Committee administers stock compensation plans that have been approved by the shareholders and are currently in effect. The Compensation Committee does not currently have a written charter but additional information regarding the role and activities of the Compensation Committee may be found in the section below, “Item 11. Executive Compensation—Compensation Discussion and Analysis”.  The Committee held 6 meetings in 2007.

Nominating and Corporate Governance Committee — The Nominating and Corporate Governance Committee is comprised of 3 members of the Board.  Dr. Bramante serves as Chairman and the other members are Alfred R. Urbano and Charles J. Volpe. The Nominating and Corporate Governance Committee is responsible for reviewing the qualifications of candidates for election, including candidate recommendations made by stockholders, and recommending nominees for election as directors to the Board for its final determination. The Committee is also responsible for recommending to the Board the members of Board committees for appointment by the full Board, reviewing and revising the Company’s Code of Ethics, reviewing adherence to the Company’s Code of Ethics and the Nominating and Corporate Governance Committee Charter and making recommendations to the Board regarding other corporate governance matters. The Nominating and Corporate Governance Committee Charter is available on the Company’s internet website at www.greatercommunity.com.  The Committee held 3 meetings in 2007.

Insurance Committee — The Insurance Committee meets jointly with a similarly comprised committee of Greater Community Bank’s Board.  Angelo J. Genova serves on the committee as a representative of the Company’s Board. The Insurance Committee is responsible for reviewing the Company’s insurance policies and to ensure that the Company is adequately covered.  The Committee met twice in 2007.

Stockholder Communications with Directors

The Board has adopted a formal policy for stockholders to send communications to the Board or to individual Board members by addressing their communication to the “Chairman of the Nominating and Corporate Governance Committee” at Greater Community Bancorp, 55 Union Boulevard, Totowa, New Jersey 07512.  The letter should state that the author is a stockholder and if shares are not held of record should also include appropriate evidence of stock ownership.  The Chairman of the Nominating and Corporate Governance Committee may disregard any communication that is a personal or similar grievance, a shareholder proposal or related communication, an abusive or inappropriate communication, or a communication not related to the duties or responsibilities of the Board of Directors.  All such communications will be kept confidential to the extent possible.  The Corporate Secretary will maintain a log of shareholder communications for review by Board members and the Committee Chairman will discuss such communications with the Board Chairman or appropriate Board committee chairman.

Executive Officers

The following table provides certain information about the Company’s current executive officers.  Executive officers serve at the discretion of the Board of Directors.

Name	Principal Office(s)	Age	Year First Elected to Executive Office of Company or Subsidiary

Anthony M. Bruno, Jr.	Chairman, Director, President and Chief Executive Officer of the Company and Greater Community Bank	53	2003
Stephen J. Mauger	Senior Vice President, Treasurer and Chief Financial Officer of the Company and Greater Community Bank	58	2005
Mary Smith	Director, President and Chief Executive Officer of Highland Capital Corp.	47	2003
Roger Tully	Executive Vice President, Risk and Operations Officer of the Company and Greater Community Bank	58	2007
Patricia Arnold	Executive Vice President, Chief Lending Officer of Greater Community Bank	49	2007
Karen Casey	Executive Vice President, Retail Banking, of Greater Community Bank	52	2004

Anthony M. Bruno, Jr. — See “Directors”, above, for additional information.

Stephen J. Mauger — Mr. Mauger joined Greater Community Services, Inc., a former nonbank subsidiary of the Company, in 2004 as Vice President, Risk Management and served in such office until he was elected Senior Vice President, Treasurer and Chief Financial Officer of the Company and Greater Community Bank in 2005.  Previously, Mr. Mauger was Senior Vice President of The Kafafian Group, Inc., a financial services consulting firm specializing in profitability measurement and reporting.  Mr. Mauger also served as Senior Vice President with Summit Bancorp, a former New Jersey multi-bank financial holding company, in a similar profitability measurement and reporting role for four years.  He also served as Senior Vice President and CFO of United Jersey Bank, a former New Jersey commercial bank, for approximately ten years.

Mary Smith — Prior to joining Highland Capital Corp. in 2003, Ms. Smith was formerly Vice President and Business Unit Head of a $1.2 billion leasing division of CitiCapital (formerly Copelco) where she served for fifteen years.

Roger Tully — Mr. Tully joined Greater Community Bank in 2006 as Executive Vice President, Chief Lending Officer and served in such office until he was elected Executive Vice President, Risk and Operations Officer of the Company in 2007. Previously, Mr. Tully was Chief Risk Officer at Bank Leumi USA, and he previously served in a senior capacity at various other financial institutions in credit, compliance and risk management functions.

Patricia Arnold — Ms. Arnold joined Greater Community Bank in February 2007 as Executive Vice President, Chief Lending Officer.  Ms. Arnold was the former Chief Lending Officer for ten years at Interchange State Bank where she served for a total of twenty-four years.

Karen Casey — Ms. Casey previously served as an executive for Allied Irish Bank for twenty-two years.  During her tenure, Ms. Casey was Senior Vice President and Senior Business Head of Retail and Business Banking; Business Head of  Private Financial Services; and Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

Based solely on a review of SEC Forms 3, 4 and 5 and amendments thereto furnished to the Company during 2007 and with respect to 2007, Company records and other information, the Company believes that no director or executive officer failed to file their Forms on a timely basis.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis explains the compensation philosophy, policies and practices of the Company with respect to its named executive officers.  This section focuses on the compensation provided to the Company’s principal executive officer, principal financial officer and its other three most highly compensated executives, who are collectively referred to in this section as the “named executive officers.”

Role of the Compensation Committee

The Compensation Committee approves, administers and interprets our executive compensation and benefit policies, including our shareholder approved stock-based compensation plans.  The Compensation Committee is comprised of Directors Volpe, Bramante, Genova and Urbano, and is chaired by Mr. Volpe.  The Committee is appointed by the Board and consists entirely of directors who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and, except for Mr. Genova, are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code.

The Compensation Committee reviews and makes recommendations to the Board to ensure that our executive compensation and benefit programs are consistent with our compensation philosophy and, subject to the approval of the Board, is responsible for establishing the executive compensation packages offered to our named executive officers.  Executives’ base salaries, annual bonus levels and equity-based awards are set at what we believe are competitive levels, as indicated by applicable survey data and benchmarked against companies of similar employee and revenue size within the same industry and within the local geographic area.  Survey data and benchmarks are provided by companies such as Economic Research Institute (“ERI”) based in Redmond, Washington, as well as other pertinent sources and compensation consultants as necessary.  Our executives’ base salaries are targeted at median market rates.  Executives’ base salaries may be between the median and the seventy-fifth percentile of the indicated local market rate if an executive’s depth of experience and individual performance warrants such. Local market pay rates are reviewed and updated on an annual basis. Bonuses and other awards are granted in accordance with Company’s and the individual’s performance.  Thus, executives have the opportunity to earn pay for superior performance as measured against comparable organizations.

In previous years, our executives’ compensation was compared to that of executives holding similar positions for specific competitors within the local geographic area.  Due to the acquisition and mergers of several of these competitors, comprehensive data was not readily available. Our current source, ERI, utilizes compensation professionals who are expert in the compilation of relevant survey data.

The Compensation Committee has taken the following steps to ensure our executive compensation and benefit programs are consistent with our compensation philosophy and corporate governance guidelines:

•	Maintained a practice of reviewing the performance and determining the total compensation earned, paid or awarded to our CEO independent of input from him;

•	Received data from our advisors on compensation programs at comparable companies;

•
Reviewed on an annual basis the performance of our other officers and other key employees with assistance from our CEO and determined proper total compensation based on indicated market rates of comparable companies; and

•	Maintained a practice of holding executive sessions (without management present) at Committee meetings.

Executive Compensation Overview and Philosophy

We recognize the importance of maintaining sound principles and prudent practices for the development and administration of our executive compensation and benefit programs. Specifically, our executive compensation and benefit programs are designed to advance the following core principles:

•	We strive to compensate our executives at competitive levels to ensure we attract and retain key management employees throughout the Company and its subsidiaries.

•
We provide our executives with the opportunity to earn pay for above-market performance as measured in our discretion against similar sized companies within the local geographic area in our industry. These include companies such as 1st Constitution Bancorp, Community Partners Bancorp, Lakeland Bancorp, Inc., Peapack Gladstone Financial Co., and Stewardship Financial Corp.

•	We link our executives’ compensation, including cash bonuses, to Company and individual performance.

We believe that a disciplined focus on these core principles will benefit the Company and our shareholders by ensuring that we can attract and retain highly qualified executives who are committed to our long-term success.

Total Compensation

We intend to continue our strategy of compensating our named executive officers at competitive levels, with the opportunity to earn pay for above-market performance, through programs that emphasize performance-based compensation in the form of cash and equity.  To that end, total executive compensation is structured to ensure that, due to the nature of our business, there is an equal focus on our financial performance and shareholder return.  For 2007, the total compensation paid to the named executive officers was at market levels of total compensation paid to executives holding equivalent positions at comparable companies as indicated by relevant market compensation data.  We believe that this position was consistent with our financial performance, the individual performance of each of our named executive officers and shareholder return.  We also believe that this total compensation was reasonable in its totality.  Further, in light of our compensation philosophy, we believe that the total compensation package for our executives should continue to consist of base salary, annual cash bonus awards, equity-based compensation, and certain other benefits and perquisites, as determined in the discretion of the Compensation Committee.

Elements of Compensation for Fiscal Year 2007

Base Salaries

The Compensation Committee strives to establish competitive base salaries for our named executive officers as measured against comparable companies.   When determining the amount of base salary for each of our named executive officers, the Committee considers the salaries of similarly situated personnel in comparable companies within the local geographic area.  When making adjustments in base salaries, the Committee generally considers costs, corporate financial performance and return to shareholders.  In individual cases where appropriate, the Committee may also consider non-financial performance measures, such as increases in market share, increased responsibilities and improvements in customer service.  Base salaries of the named executive officers are reviewed annually.  In 2007, base salaries paid to Bruno, Mauger, Smith, Tully and Arnold represented  75.1%,  82.7%, 67.4%,  80.3% and  84.8%, respectively, of the their total compensation.  Mr. Bruno’s base salary reflects his role as both Chief Executive Officer and President; he assumed the position of President in 2006.

Cash Bonuses

The Compensation Committee considers discretionary awards of annual cash bonuses to our named executive officers.  In years of strong financial performance, our named executive officers can earn cash bonuses no greater than indicated market rates as reflected in relevant survey data for comparable positions in comparable companies in the local geographic area. The award of discretionary cash bonuses is intended to reinforce our corporate goals, promote achievement of financial objectives and reward the performance of individual officers in fulfilling their personal responsibilities.

For 2007, the Compensation Committee determined cash bonuses following fiscal 2007 year-end based on the overall financial performance of the Company; provided, however, that Ms. Smith's annual cash bonus is based on the financial performance of HCC, as set forth in more detail below.  The Committee did not attach any weighting to any specific financial performance criteria, but rather exercised its discretion in setting bonuses based on overall contributions to shareholder value.  The Committee  also considered what level of cash bonuses is required to keep the named executive officers' annual total cash compensation at competitive levels relative to our comparable companies and considered various other factors, including the impact an executive can have on meeting performance targets, previous performance, length of service to the Company, changes in responsibilities during the year and the amount of cash bonuses paid by our comparable companies, and other criteria determined in the discretion of the Compensation Committee.

Pursuant to the merger agreement with OFC, the aggregate of year-end cash bonuses for fiscal 2007 was limited to $125,000.  In 2007, cash bonuses earned by Bruno, Mauger, Smith, Tully and Arnold represented 0.0%, 5.5%, 26.7%, 2.0% and 2.5%, respectively, of their total compensation. Mr. Bruno declined receiving a cash bonus for 2007 to provide a greater allocation to other employees.  Ms. Smith’s cash bonus was awarded based on HCC’s pre-tax profitability, consistent with her employment agreement.

Equity-Based Compensation Plans

Our 2006 Long-Term Stock Compensation Plan serves as the vehicle to provide long-term equity-based compensation to our named executive officers.  The 2006 Plan provides for the grant of equity-based awards, including nonqualified stock options and restricted stock awards.  Because the 2006 Plan enables our named executive officers to share in the long-term success of the Company, we believe that such plan is consistent with our overall compensation philosophy. The Compensation Committee determines the relative mix of our equity-based awards by targeting the competitive levels of such awards as measured against comparable local companies.  In determining the amounts of the awards, the Committee considers the executive’s total cash compensation and determines what amount of equity-based compensation is required to keep the executive’s total compensation at a competitive level.  The Committee may also consider other various factors, including our stock price, historical equity awards to the executive officer, the amount of equity awards granted by comparable local companies, and the ratio of our outstanding stock awards to the outstanding stock of the Company.

In 2007, Ms. Arnold received 11,106 shares of service-based restricted stock, which vest over four years ratably as follows: 10%, 20%, 30% and 40%.  Ms. Arnold was granted restricted stock in accordance with the negotiation and subsequent arrangement with her to join Greater Community Bank. No other named executive officer received restricted stock in 2007, and no stock options were granted to our named executive officers because we determined that prior equity-based awards gave these officers a sufficient stake in the long-term success of the Company.

Other Benefits

We maintain the following agreements and plans which provide, or may provide, additional compensation and benefits to our named executive officers.

1. Employment Agreements

The Company maintains an evergreen one-year employment agreement with Mr. Bruno that contains change of control provisions.  The Bank also has an employment agreement with Ms. Smith that covers her employment with respect to HCC.

The Company and Greater Community Bank entered into an employment agreement with Mr. Bruno on March 2, 2005.  The agreement provides for a term of one year that continuously renews on a daily basis. The agreement reflects the Board of Directors desire to retain Mr. Bruno's services for a minimum of one year and does not reflect an anticipated date of his departure from his current positions and responsibilities.  Mr. Bruno will be paid a minimum annual base salary of $475,000 under the agreement, plus an annual evaluation whether to award a bonus based on performance or other relevant considerations.  The employment agreement was amended in December 2006 to clarify that Mr. Bruno is eligible to receive equity awards under the 2006 Long-Term Compensation Plan and future equity award plans and to provide that Mr. Bruno shall serve as the President of the Company and Greater Community Bank, in addition to his positions of Chairman of the Board and CEO.

Under the employment agreement, if the Company terminates Mr. Bruno's employment without "just cause" or if Mr. Bruno resigns upon at least one year's notice, he would be entitled to receive as a severance benefit a continuation of his then base salary, as well as a continuation of other benefits, for a period of one year after the termination of employment.  Such severance benefits would not be payable if Mr. Bruno competes with the Company or any bank subsidiary of the Company in the manner and within the geographical area described in the agreement.  In the event of certain terminations of employment within twelve months after a "change of control" of the Company or Greater Community Bank, as defined in the agreement, Mr. Bruno is generally entitled to receive 2.5 times his base annual compensation, less amounts paid after the change of control occurs, plus a continuation of other benefits for one year.   The Board of Directors has included such change of control provisions in Mr. Bruno's contract because, in the event of a transaction involving the change of control of the Company or Greater Community Bank, Mr. Bruno would typically face a great deal of pressure, including uncertainty concerning his future.  Such arrangement should help assure his full attention and cooperation in the negotiation process and the transition process in the event a change in control is consummated.

Greater Community Bank entered into an employment agreement with Ms. Smith on January 1, 2005, with respect to her position as President and Chief Executive Officer of HCC.  The agreement provides for a term of three years expiring on December 31, 2007, which term may be extended for one-year periods upon the mutual agreement of Ms. Smith and the HCC Board of Directors. Under the terms of the agreement, Ms. Smith shall receive a minimum annual base salary $162,800, subject to increase upon annual reviews.  Accordingly, in an annual review of her salary, Ms. Smith’s base salary was increased to $182,300 on February 3, 2007.  An amendment to Ms Smith’s employment agreement on August 7, 2007 acknowledges the salary increase and specifies that future increases to her earnings are anticipated to be generated by performance-based bonuses and not by increases to base salary.  However, the Company may make future adjustments to Ms. Smith’s base salary at its sole discretion. Ms. Smith is eligible under the agreement for annual bonuses equal to 6.42% of the pre-tax profit of HCC (prior to any extraordinary charges or disbursements).  The agreement contains standard non-competition and non-solicitation clauses that run for the term of the agreement and twelve months thereafter. In February, 2008, the agreement was extended for a further one-year term.

Under the employment agreement, if HCC terminates Ms. Smith's employment during the term of the agreement for any reason other than cause, Ms. Smith may elect to receive either (i) twice her annual base salary at the time of her termination or (ii) the sum of 6.42% of the total annual pre-tax profit of HCC (based upon HCC's portfolio as it exists at the time of termination) for the next five years.  For purposes of the agreement, cause is defined as to include: (i) Ms. Smith's willful failure to substantially perform her duties for HCC; (ii) Ms. Smith's conviction of a felony or crime for fraud, embezzlement or willful dishonesty relative to HCC; or (iii) Ms. Smith's willful violation of any HCC policy of which she has been given prior written notice and which violation is demonstrably detrimental to the best interests of HCC.  If Ms. Smith voluntarily terminates her employment during the term of the agreement (upon at least 180 days prior written notice), except in the event of a change of control, HCC may elect to pay Ms. Smith either (i) the amounts described above that would be payable in the event HCC terminated Ms. Smith without cause, in which case the non-competition and non-solicitation clauses of the employment agreement would continue for twelve months following the termination, or (ii) no severance payments, in which case the non-competition and non-solicitation clauses of the employment agreement would not continue following the termination.

Under Ms. Smith's employment agreement, in the event Greater Community Bank transfers its controlling interest in HCC to any other person, or the controlling interest in Greater Community Bank is transferred to any other person, then Ms. Smith has the exclusive option, to be exercised within 90 days of such transfer, to terminate the employment agreement and receive, at Ms. Smith's option, either (i) two times her annual salary at the time she exercises her option to terminate employment or (ii) 6.42% of HCC's adjusted sales price (as determined pursuant to the agreement).  The Board of Directors has determined that such change of control provisions in Ms. Smith's contract are appropriate because, in the event of a transaction involving the change of control of Greater Community Bank or HCC, Ms. Smith would typically face a great deal of pressure, including uncertainty concerning her future, and her continued involvement during the process would facilitate the completion of the transaction.  Such arrangement should help assure her full attention and cooperation in the transaction process.

The Compensation Committee from time to time reviews the terms of Mr. Bruno's and Ms. Smith's employment agreements, including the effect of the change of control provisions on the executive with the potential effect of such payments on an acquiror in a potential transaction.  The Compensation Committee has determined that the current provisions of these employment agreements, including any potential change of control payments, are reasonable in light of recent market forces.

2. Change in Control and Non-Compete Agreements

In early 2007, the Company was in the initial phases of preparing change in control agreements for certain executive officers. The activity was accelerated as a result of the Company entering into negotiations for a business combination with Oritani Financial Corp. The Company and Greater Community Bank entered into change in control and non-compete agreements with Messrs. Mauger and Tully and Ms. Arnold in November, 2007. The agreements are intended to provide assurances to and to encourage these executives to remain as employees of the Company regardless of the possibility or actual occurrence of a change in control of the Company. Under the terms of the agreements, a payment would be made to the executive officer in the event that his or her employment is terminated within twelve months after a change in control, either involuntarily by the Company or voluntarily by the executive officer for “good reason”, such as the executive’s assignment of duties or responsibilities being materially changed and inconsistent with the executive’s position immediately prior to the change in control; or that the executive’s base salary is materially reduced.  The payment that would be made to each executive officer in such an event is as follows:  Mr. Mauger would be paid an amount equal to his base salary for one year less the amount of base salary, excluding any bonuses, paid to him after the change of control occurs; Mr. Tully would be paid an amount equal to his salary for one year less the amount of base salary paid to him after the change in control occurs; and Ms. Arnold would be paid an amount equal to her base salary for two years, less the amount of base salary paid to her after the change in control occurs.  The agreements specify that neither Mr. Mauger, Mr. Tully or Ms. Arnold can be employed by, engage in or participate in the ownership or management or act as an advisor for a competing company within the local area for a period of one year following their employment termination regardless of the reason that Mr. Mauger, Mr. Tully or Ms. Arnold’s employment might be terminated.

Mr. Bruno entered into a non-compete agreement with Oritani Financial Corp. and Oritani Savings Bank on November 13, 2007. Upon the consummation of the merger of the Company with and into Oritani Financial Corp., Mr. Bruno shall cease to be an employee of the Company.  Under the agreement, Mr. Bruno may not compete with Oritani Financial Corp. or Oritani Savings Bank for a period of twelve months following Greater Community Bank’s merger with and into Oritani Financial Corp.  Specifically, Mr. Bruno has agreed to not engage or participate in the ownership, management, operation or control of or act in any advisory or other capacity for any competing entity within Passaic, Bergen, Hudson or Morris Counties in New Jersey.  He may also not solicit or actively divert or participate any business or any customer from Oritani Financial Corp or Oritani Savings or assist any other person or organization in doing so.  In consideration of such agreement, Mr. Bruno shall be paid a total amount of $425,000.04 in monthly installments of $35,416.67 during the twelve-month non-compete period.

The Compensation Committee periodically reviews the terms of the change in control and non-compete agreements, and has determined that the current provisions of these agreements, including any potential change of control payments, are reasonable under the circumstances and in light of recent market forces.

3.  Retention Bonuses

As reported in Item 12.(c) of this Report, the Company entered into an Agreement and Plan of Merger with Oritani Financial Corp. on November 13, 2007.  Under terms of the agreement, retention bonuses will be provided to the Company’s key officers and valued employees after the change in control to encourage such officers and employees to remain in the employ of the company for a defined period following the date the merger of the companies occurs.  The retention of key employees is viewed as integral to the efficient transition of systems and operations and a successful merger of the two companies.  The retention bonuses will be paid in installments over a specified period of time in which retention of the employee is deemed as essential. The merger agreement provides for two bonus pools.  The first, which is specifically allocated pursuant to the merger agreement, constitutes $740,000.  Payments pursuant to this bonus pool will be made 50% at three months following the consummation of the merger and 50% at nine months following consummation of the merger.  At the time of this Report, the following named executive officer had entered into an Executive Retention Agreement to be awarded a bonus pursuant to this pool:

Name	Retention Bonus
Roger Tully	$50,000

The second bonus pool constitutes $1,025,000 and may be allocated by Mr. Bruno in his discretion, subject to certain limitations.  No individual may receive more than $100,000 from this bonus pool.  Payments pursuant to this bonus pool will be made 25% at closing of the merger, 25% at three months following closing, 25% at six months following closing, and 25% at nine months following closing.  If an employee is terminated, other than for cause, all remaining payments will be accelerated.  At the time of this Report, the following named executive officers had entered into Executive Retention Agreements to be awarded bonuses pursuant to this pool:

Name	Retention Bonus
Stephen J. Mauger	$100,000
Roger Tully	$25,000

4. Executive Supplemental Retirement Plan

We maintain an Executive Supplemental Retirement Plan ("ESRP"), which is a noncontributory, nonqualified benefit plan designed to provide key executives with a supplemental retirement income benefit upon reaching the benefit age of 65.  The benefit is calculated by taking the difference between (i) 70% of their respective highest average three consecutive years of annual salary at retirement and (ii) the benefits in fact provided from the respective subsidiary bank’s funding of tax-qualified retirement plans (such as the 401 (k) Plan). The aggregate annual pre-tax benefit of the ESRP was actuarially determined to be $265,410 and will be paid over a period of 10 to 15 years.  The Company intends to fund its obligations under the ESRP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the participants.   For 2007, the Company contributed $280,000 to the retirement income trust fund for the ESRP and charged such amount against operations.  The Summary Compensation Table below includes fiscal 2007 contributions to the ESRP of $68,660 for Mr. Bruno.

5. 401(k) Plan

We maintain a 401(k) plan for substantially all of our employees, including our named executive officers.  Under the plan, we match 50% of employee contributions for all participants with fewer than five years of employment, not to exceed 2% of their salary; 75% of employee contributions for all participants with six through ten years of employment, not to exceed 3% of their salary; and 100% of employee contributions for all participants with more than ten years of employment, not to exceed 4% of their salary.  The Company, on a discretionary basis, also made a profit sharing contribution to eligible employees in 2007 equal to 4% of qualified wages, such that the sum did not exceed the lower of the Company’s 2007 accrued profit sharing expense or the Company’s 2007 pre-tax profit before deduction of profit sharing.  For 2007, the Company made contributions to the Company’s match and profit sharing accounts for the named executive officers in the following amounts: Mr. Bruno, $19,896.; Mr. Mauger, $17,646; Ms. Smith, $15,749; Mr. Tully, $17,646; and Ms. Arnold, $7,267.

6. Perquisites

In 2007, we provided certain other perquisites to the named executive officers as summarized below:

•	Car Allowance — The Company provided the following car allowances, which amounts were deemed for personal use: Mr. Bruno, $22,800; Mr. Mauger, $10,800; and Mr. Tully, $6,000.

•	Company Car — The Company provided Ms. Arnold with the use of a company car for part of 2007 for which 9.9% was deemed for personal use and was valued at $707.

•	Country Club Membership Fees and Dues — Ms. Arnold was a member of a country club for part of 2007 for which the Company paid $389 in membership fees and dues.

•	Life and Disability Insurance — The Company paid a life insurance premium valued at $9,523 and a disability insurance premium valued at $14,581 for Mr. Bruno.

•	Medical Insurance and Vision Care — The Company paid a medical insurance premium valued at $6,642 and a vision care benefit premium valued at $212 for Mr. Tully.

•	Mobile Phone — The Company paid cell phone charges for Mr. Bruno, Mr. Tully and Ms. Arnold for which the amounts of $442, $590, and $137, respectively, were deemed for personal use.

Compliance with Tax Regulations Regarding Executive Compensation

Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation’s chief executive officer and the other named executive officers.  Qualifying performance-based compensation will not be subject to the deduction if certain requirements are met. The Company’s executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits.  The Compensation Committee will continue to review these tax regulations as they apply to the Company’s executive compensation program. It is the Compensation committee’s intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Compensation Committee Interlocks and Insider Participation

During 2007, the Board of Directors’ Compensation Committee was composed of Messrs. Volpe, Bramante, Genova and Urbano.  None of these persons has at any time been an employee of the Company or its subsidiaries.  There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under SEC regulations.

Compensation Committee Report

The following Compensation Committee Report shall not be deemed to be “soliciting material," and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Charles J. Volpe, Chairman
M. A. Bramante
Angelo J. Genova
Alfred R. Urbano

Summary Compensation Table

The following table summarizes compensation awarded to, earned by, or paid to the named executive officers, who were serving as executive officers as of December 31, 2007 for services rendered to the Company and it subsidiaries for the fiscal periods indicated.

Name and Principal Offices(s)	Year	Salary ($)	Bonus ($)	Stock Awards (a) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony M. Bruno, Jr. President and Chief Executive Officer of the Company and Greater Community Bank	2007 2006	500,000 475,000	- 25,000	4,757 388	24,920 23,027	22,800 (b) 19,896 (c) 9,523 (d) 68,660 (e) 14,581 (f) 442 (k) 10,800 (b) 29,170 (c) 3,778 (d) 68,660 (e)	665,579 635,823

Stephen J. Mauger Senior Vice President, Treasurer and Chief Financial Officer of the Company and Greater Community Bank	2007 2006	210,000 189,134	14,000 15,000	1,586 129	- -	10,800 (b) 17,646 (c) 9,900 (b) 21,227 (c)	254,032 235,390

Mary Smith President and Chief Executive Officer of Highland Capital Corp.	2007 2006	180,800 162,800	71,730 79,528	- -	- -	15,749 (c) 22,570 (c)	268,279 264,898

Roger Tully Executive Vice President, Risk and Operations Officer of the Company and Greater Community Bank	2007	199,172	5,000	12,727	-	6,000 (b) 17,646 (c) 6,642 (g) 212 (h) 590 (k)	247,991

Patricia Arnold Executive Vice President, Chief Lending Officer of Greater Community Bank	2007	168,462	5,000	16,668	-	7,267 (c) 389 (i) 707 (j) 137 (k)	198,630

(a)	Amounts computed in accordance with FAS123(R) which represents compensation cost for financial reporting purposes
(b)	Car allowance
(c)	401(k) plan matching and profit sharing contributions
(d)	Life insurance
(e)	Executive Supplemental Retirement Plan
(f)	Disability insurance
(g)	Medical insurance
(h)	Vision care benefit
(i)	Country club membership dues and fees
(j)	Personal use of company car
(k)	Personal use of mobile phone

Option and Restricted Stock Awards Issued During 2007

During 2007, the Company granted its named executive officers a total of 11,106 service-based restricted stock grants under the 2006 Long-Term Stock Compensation Plan, as reflected in the following table.  There were no option awards granted to any named executive officer in 2007.

Grants of Plan-Based Awards
Name	Grant Date	Fair Value Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (2) (#)	Grant Date Fair Value of Stock and Option Awards (3) ($)

Patricia Arnold	2/21/07	2/22/07	11,106	200,019

(1)	Restricted stock awards are valued as of the close of the market on the business day following Compensation Committee action on the award.
(2)	See “Compensation Discussion and Analysis – Elements of Compensation – Equity-Based Compensation Plans” for a discussion of the terms of the restricted stock.
(3)	Based on a closing market price of $18.01 per share on February 22, 2007, the fair value date.

Aggregated Option Exercises in Last Fiscal Year and Year–end Option Values

The following table sets forth information with respect to the exercises of stock options and stock awards during 2007 and unexercised options held by the named executive officers on December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
Anthony M. Bruno, Jr.	2,153	0	0	14.60	12/31/10
Anthony M. Bruno, Jr.	2,154	0	0	14.60	12/31/11
Anthony M. Bruno, Jr.	2,154	0	0	14.60	12/31/12
Anthony M. Bruno, Jr.	2,154	0	0	14.60	12/31/13
Anthony M. Bruno, Jr.	2,154	0	0	14.60	12/31/14
Anthony M. Bruno, Jr.						2,700	44,145
Stephen J. Mauger	539	0	0	14.60	12/31/12
Stephen J. Mauger	1,077	0	0	14.60	12/31/13
Stephen J. Mauger	1,077	0	0	14.60	12/31/14
Stephen J. Mauger						900	14,715
Mary Smith	1,238	0	0	14.96	12/31/10
Mary Smith	1,238	0	0	14.96	12/31/11
Mary Smith	1,238	0	0	14.96	12/31/12
Mary Smith	1,239	0	0	14.96	12/31/13
Mary Smith	1,239	0	0	14.96	12/31/14
Roger Tully	2,562	0	0	14.75	12/31/11
Roger Tully	0	2,562	0	14.75	12/31/12
Roger Tully	0	2,563	0	14.75	12/31/13

Outstanding Equity Awards at Fiscal Year-End (continued)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
Roger Tully	0	2,563	0	14.75	12/31/14
Patricia Arnold						11,106	181,583

(1)     Mr. Tully’s options vest as follows:  2,562 shares in 2008, 2,563 in 2009 and 2,563 shares in 2010.
(2)      Mr. Bruno’s shares vest as follows:  600 shares in 2008, 900 shares in 2009 and 1,200 shares in 2010.  Mr. Mauger’s shares vest as follows:  200 shares in 2008, 400 shares in 2009 and 500 shares in 2010.  Ms. Arnold’s shares vest as follows:  1,111 shares in 2008, 2,221 shares in 2009, 3,332 shares in 2010 and 4,442 shares in 2011.
 (3)     Based on the closing market price of the Company’s stock of $16.35 per share on December 31, 2007.

The following table sets forth information with respect to option awards exercised and stock awards vested for the year ended December 31, 2007 for the named executive officers:

Option Awards Exercised and Stock Awards Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)

Anthony M. Bruno, Jr.	-	-	300	5,400
Stephen J. Mauger	-	-	100	1,800
(1) Based on the closing market price of the Company’s stock of $18.00 per share on December 19, 2007, the vesting date.

Executive Supplemental Retirement Plan

Mr. Bruno participates in the Executive Supplemental Retirement Plan (“ESRP”) which is a noncontributory nonqualified benefit plan designed to provide key executives with a supplemental retirement income benefit upon reaching the benefit age of 65.  The aggregate annual pre-tax benefit of the ESRP was actuarially determined to be $111,989 and will be paid over a period of 15 years. The Company intends to fund its obligations under the ESRP with the increase in cash surrender value of bank-owned life insurance policies it purchased on the lives of the executives.  The amount contributed on behalf of Mr. Bruno was $68,660 for year ended December 31, 2007.

Pension Benefits
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Anthony M. Bruno, Jr.	Executive Supplemental Retirement Plan	4	187,094	-

Potential Change in Control and Other Post-employment Payments

The Company has entered into employment and other agreements with certain executive officers that provide for benefits to such executives in the event of a termination of employment or a change in control.  The potential change in control and other post-employment payments to be made under these agreements are discussed below.  For a more complete discussion of the other terms of these agreements, please see the section above entitled "Compensation Discussion and Analysis—Employment Agreements."

Mr. Bruno

A.  Under Mr. Bruno's employment agreement, if the Company terminates Mr. Bruno's employment without "just cause," he would be entitled to receive as a severance benefit an amount equal to one year's worth of his then current base salary, to be paid within ten days of termination, and will be able to participate for one year in the Company's benefit plans relating to (i) 401(k) benefits, (ii) medical insurance, (iii) group term life insurance benefits, (iv) group disability benefits, and (v) the Executive Supplemental Retirement Plan.  Such severance benefits would not be payable if Mr. Bruno competes with the Company or any bank subsidiary of the Company in the manner and within the geographical area described in the agreement.  Mr. Bruno's outstanding stock options or restricted stock would also immediately vest upon this sort of termination.  Consequently, in the event Mr. Bruno had been terminated by the Company without "just cause" as of the end of fiscal year 2007, he would have been entitled to the following severance payments and benefits:

•	$500,000 in base salary, to be paid within ten days of termination;

•	$19,896 in 401(k) benefits for one year following termination, assuming the full amount of Company matched payments and 4% in profit sharing payments, consistent with past practice;

•
a continuation of eligibility to participate in the medical insurance, group term life insurance benefits, and group disability benefits for one year following termination, with an estimated value of $17,106;

•	estimated aggregate pre-tax payments pursuant to the Executive Supplemental Retirement Plan of $1,679,835 to be paid in 15 annual installments of $111,989 beginning upon Mr. Bruno reaching age 65; and

•	immediate lapse of restrictions on stock valued at $44,145 (based upon the $16.35 closing market price of the Company's stock on December 31, 2007).

The estimated total of payments in this termination scenario is $2,260,982.

B.  If Mr. Bruno voluntarily resigns from employment upon at least twelve months notice, the employment agreement provides that he shall continue to receive his then current compensation for a period of one year, to be paid in regular amounts at least twice a month. The non-compete provisions of the agreement would apply during this twelve-month period.  Consequently, if Mr. Bruno had resigned at the end of fiscal 2007 upon at least twelve month's written notice, he would have been entitled to the following benefits:

•	$500,000 in base salary, to be paid in installments at least twice a month for the one-year period following resignation; and

•	estimated aggregate pre-tax payments pursuant to the Executive Supplemental Retirement Plan of $489,180 to be paid in 15 annual installments of $32,612 beginning upon Mr. Bruno reaching age 65.

The estimated total of payments in this termination scenario is $989,180.

C.  Notwithstanding the above provisions, in the event that Mr. Bruno's employment is terminated without Mr. Bruno's prior written consent and for a reason other than "just cause," or voluntarily by Mr. Bruno, in connection with or within twelve months after a "change in control" of the Company or Greater Community Bank, as defined in the agreement, Mr. Bruno will be entitled to receive 2.5 times his then current base annual compensation, less amounts paid after the change of control occurs, to be paid in one lump sum within ten days following termination, and will be able to participate for one year in the Company's benefit plans relating to (i) 401(k) benefits, (ii) medical insurance, (iii) group term life insurance benefits, (iv) group disability benefits, and (v) the Executive Supplemental Retirement Plan.  In no event will amounts payable in this scenario, without considering payments under the ESRP, equal or exceed the difference between (i) the product of 2.99 times Mr. Bruno's "base amount" as defined in section 280G(3) of the Internal Revenue Code and (ii) the sum of any other parachute payments that Mr. Bruno receives on account of the change of control.  Mr. Bruno's outstanding stock options or restricted stock would also immediately vest upon termination following a change in control.  Consequently, Mr. Bruno would have been entitled to the following severance payments and benefits had his employment been terminated at the end of fiscal 2007 in connection with a change in control of Greater Community Bank or the Company:

•	$1,250,000 (equal to 2.5 times Mr. Bruno's base salary of $500,000), to be paid within ten days of termination;

•	$19,896 in 401(k) benefits for one year following termination, assuming the full amount of Company matched payments and 4% in profit sharing payments, consistent with past practice;

•	a continuation of medical insurance, group term life insurance benefits, and group disability benefits for one year following termination, with an estimated value of $17,106;

•	estimated aggregate pre-tax payments pursuant to the Executive Supplemental Retirement Plan of $1,679,835 to be paid in 15 annual installments of $111,989 beginning upon Mr. Bruno reaching age 65; and

•	immediate lapse of restrictions on stock valued at $44,145 (based upon the $16.35 closing market price of the Company's stock on December 31, 2007).

The estimated total of payments in this termination scenario is $3,010,982.  Based on these estimates, the restrictions described above regarding Section 280G(3) of the Internal Revenue Code would not limit Mr. Bruno’s severance benefits.

D.  Under Mr. Bruno’s non-compete agreement with Oritani Financial Corp., upon consummation of the merger of the Company with and into Oritani Financial Corp., Mr. Bruno would be entitled to be paid a total amount of $425,000.04 in monthly installments of $35,416.67 during the twelve month non-compete period.

Mr. Mauger

Under Mr. Mauger’s change in control agreement, if Mr. Mauger had been terminated at the end of fiscal 2007 in connection with or following a change in control, he would have been entitled to the following payments and benefits:

•	$210,000 in base salary (equal to one times base salary of $210,000), to be paid within ten days of termination; and

•	immediate lapse of restrictions on stock valued at $14,715 (based upon the $16.35 closing market price of the Company's stock on December 31, 2007).

Ms. Smith

A.  Under Ms. Smith's employment agreement, if HCC terminates Ms. Smith's employment during the term of the agreement for any reason other than cause, Ms. Smith may elect to receive either (i) twice her annual base salary at the time of her termination, payable upon termination, or (ii) the sum of 6.42% of the total annual pre-tax profit of HCC (based upon HCC's portfolio as it exists at the time of termination) for the next five years, payable by March 31 of each subsequent year.  The standard non-compete and non-solicitation provisions of the employment agreement would continue for a period of twelve months following termination.  Consequently, if Ms. Smith had been terminated by HCC for any reason other than cause at the end of fiscal 2007, she would have been entitled, at her choice, to one of the following benefits:

•	$364,600 (equal to two times base salary of $182,300), to be paid upon termination; or

•
$116,118 in aggregate annual payments, representing 6.42% of the total annual pre-tax profit of HCC (based upon HCC's portfolio as it existed as of December 31, 2007, assumed to be $806,049), payable as follows: (i) $51,748 by March 31, 2008; (ii) $36,602 by March 31, 2009; $21,457 by March 31, 2010; and $6,311 by March 31, 2011.

If Ms. Smith voluntarily terminates her employment during the term of the agreement (upon at least 180 days prior written notice), HCC may elect to pay Ms. Smith either (i) one of the amounts described above, at HCC's choice, that would be payable in the event HCC terminated Ms. Smith without cause, in which case the non-competition and non-solicitation clauses of the employment agreement would continue for twelve months following the termination, or (ii) no severance payments, in which case the non-competition and non-solicitation clauses of the employment agreement would not continue following the termination.

B.  Notwithstanding the above provisions of Ms. Smith's employment agreement, in the event Greater Community Bank transfers its controlling interest in HCC to any other person, or the controlling interest in Greater Community Bank is transferred to any other person, then Ms. Smith has the exclusive option, to be exercised within 90 days of such transfer, to terminate the employment agreement and receive, at Ms. Smith's option, either (i) two times her annual salary at the time she exercises her option to terminate employment or (ii) 6.42% of HCC's adjusted sales price and as determined pursuant to the agreement, payable within 120 days after the sale.  In the event Greater Community Bank and HCC are sold as a combined entity, the determination of HCC's sales price is to be based on a then current market valuation of HCC.  Consequently, if Ms. Smith had terminated her employment with HCC at the end of fiscal 2007 in connection with or following a change in control, she would have been entitled, at her choice, to one of the following benefits payable within 120 days after the sale:

•	$364,600 (equal to two times base salary of $182,300); or

•       $15,639 (based on HCC's adjusted sales price and as determined pursuant to the agreement).

Mr. Tully

Under Mr. Tully’s change in control agreement, if Mr. Tully had been terminated at the end of fiscal 2007 in connection with or following a change in control, he would have been entitled to the following payments and benefits:

•	$200,000 in base salary (equal to one times base salary of $200,000), to be paid within ten days of termination; and

•
immediate vesting of stock options valued at $12,301 (based upon the $16.35 closing market price of the Company's stock on December 31, 2007 and the weighted average exercise price of the stock options).

Ms. Arnold

Under Ms. Arnold’s change in control agreement, if Ms. Arnold had been terminated at the end of fiscal 2007 in connection with or following a change in control, she would have been entitled to the following payments and benefits:

•	$400,000 in base salary (equal to two times base salary of $400,000), to be paid within ten days of termination; and

•	immediate lapse of restrictions on stock valued at $181,583 (based upon the $16.35 closing market price of the Company's stock on December 31, 2007).

Compensation of Directors

The Company compensates its nonemployee directors through a combination of cash or deferred fees and noncontributory nonqualified retirement plans. Nonemployee directors are also compensated for attending meetings of the Board of certain of the Company’s subsidiaries of which they are directors and committee members.

In 2007, nonemployee directors were compensated for services rendered in that capacity at the rate of $750 per board meeting attended, $500 for each Audit Committee meeting attended, $400 for each Executive Committee meeting attended and $200 for all other committee meetings attended. In addition, each nonemployee director was paid an annual stipend of $5,000 at the beginning of the year. Mr.Volpe was paid an additional stipend of $500 per month for serving as Chairman of the Audit Committee. The Company compensated its nonemployee directors a total of $140,600 for 2007 in those capacities.  The Board of Directors of the Company has not approved any fee increases for 2008.

In 2007, nonemployee directors of GC Bank were compensated $600 for each meeting of the GC Bank Board attended, $300 for each Loan Committee meeting attended and $200 for all other committee meetings attended, as well as an annual stipend of $2,000. GC Bank compensated its nonemployee directors a total of $337,705 (including deferred amounts and amounts to retired directors) in directors’ fees during 2007 for acting in those capacities, of which $113,707 was earned by GC Bank directors who are also nonemployee directors of the Company.

Nonemployee directors of HCC received a $500 per month fee for meetings attended.  Mr. Urbano was the only nonemployee director of the Company who also served on the Board of HCC.  Total fees paid in 2007 to Mr. Urbano for his service on the HCC Board were $6,000.

Nonemployee directors of New Union Asset Holdings Corp. (“NUAHC”), an indirect nonbank subsidiary of GC Bank, received a $500 fee per meeting attended.  Messrs. Urbano and Volpe were the only nonemployee directors of the Company who also served on the Board of NUAHC.  Total fees paid in 2007 to Messrs. Urbano and Volpe for their service on the NUAHC Board were $1,000 each.

Director Deferred Compensation Plan

The Company‘s Director Deferred Compensation Plan (“DDCP”) is a nonqualified deferred compensation benefit plan designed to provide participating directors with the ability to defer a certain portion of their fees to be earned in the future in the form of a deferred compensation benefit.  A participating director could defer payment of a specified amount up to 100% of his monthly board fees and/or stipend as a director of the Company and/or GC Bank using fees actually earned in 1997 for a 5-year period commencing January 1999 and ending December 2003.  Deferred amounts earn interest at the rate of 10% per annum.  At benefit eligibility date, the benefit under the DDCP is payable in the form of a monthly annuity for 10 years. A majority of nonemployee directors of the Company that were eligible at the time are participating in the DDCP. The nonemployee directors of the Company currently participating in the DDCP are Dr. Bramante, Mr. Ferguson, and Mr. Volpe.

Director Retirement Plans

The Company’s Director Emeritus Plan (“DEP”) is a noncontributory nonqualified benefit plan designed to provide nonemployee directors with a certain amount of additional compensation (“Emeritus Benefit”) after retirement from active service.  The Emeritus Benefit is provided to those nonemployee directors who, at retirement age, will have a minimum of 15 years of service, of which, at least five years occur after the plan implementation date in 1999. Each participant’s Emeritus Benefit is 75% of his projected annual board fees earned prior to his normal retirement date (the later of age 65 or five years of plan participation), using actual fees earned in 1997 plus assumed increases in such fees based upon annual compounding at the rate of 5%, subject to the maximum amount specified in each participating director’s Joinder Agreement. Generally, the Emeritus Benefit will not be paid unless the nonemployee director reaches retirement age and has officially retired from their respective Board(s); however, there are certain circumstances where the plan does allow for full or partial benefit payout.

The aggregate annual Emeritus Benefit will be paid over a period of 10 years and was actuarially determined to be as follows:  Dr. Bramante, $12,420; Mr. Ferguson, $11,136; Mr. Urbano, $15,084; Mr. Volpe, $16,416.  The components of net periodic plan costs charged to operations for the DEP for the years ended December 31, 2007 and 2006 were $37,000 and $75,000, respectively.

Mr. Soldoveri participates in the Company’s optional Director Supplemental Retirement Plan (“DSRP”). The DSRP is a noncontributory nonqualified benefit plan designed to provide the director with a supplemental retirement income benefit upon reaching the benefit age of 65. The annual pre-tax benefit of the DSRP was actuarially determined to be $23,160 and will be paid over a period of 10 years. For the years ended December 31, 2007 and 2006, $8,000 and $7,000, respectively, were contributed by the Company to the retirement income trust fund.

Nonemployee Director Compensation Table

The following table summarizes compensation earned in 2007 by the Company’s nonemployee directors. (Information about Anthony M. Bruno, Jr., who serves as an executive officer of the Company in addition to his director position, is presented in the previous tables regarding executive compensation.) Meeting fees primarily consist of stipends and fees for attending meetings of the boards of directors of the Company, its bank subsidiary and their committees. No nonemployee director received during fiscal 2007 any perquisites or other personal benefits or property that exceeded $10,000 in value.
Director Compensation
		Change in Pension Value and Nonqualified Deferred Compensation Earnings
Name	Fees Earned or Paid in Cash ($)	Deferred Compensation (1) ($)	Deferred Compensation Plan Accrued (2) ($)	Change in Director Emeritus Plan (3) ($)	Change in Director Supplemental Retirement Plan (4) ($)	Total ($)
M. A. Bramante	29,900	13,338	5,564	2,995	-	51,797
William T. Ferguson	23,200	-	9,237	12,856	-	45,293
Angelo J. Genova	14,250	-	-	-	-	14,250
Robert C. Soldoveri	43,000	-	-	-	5,187	48,187
Alfred R. Urbano	44,300	-	-	10,610	-	54,910
Charles J. Volpe	52,750	18,369	7,964	-	-	79,083
David Waldman	23,200	-	-	-	-	23,200

(1)        Fee amounts for which payment has been deferred under the Director Deferred Compensation Plan.
(2)        Interest amount accrued.
(3)        Service and/or interest amount accrued during the year.
(4)        Year-to-year change in actuarial present value of the accumulated benefit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners

The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five (5) percent of the Company’s common stock as of the close of business on February 15, 2008.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (2)

John L. Soldoveri 55 Union Boulevard Totowa, NJ 07512	876,368 (1)	10.04%

(1)    Includes 124,854 shares held by spouse and 24,266 shares held in IRA.  Also includes 99,217 shares held by a nonprofit foundation of which Mr. Soldoveri is a trustee.  Mr. Soldoveri has no pecuniary interest in the foundation’s shares.
(2)      Based on 8,732,264 shares issued and outstanding on February 15, 2008.

(b)	Security Ownership of Management and Directors

The following table provides information about the beneficial ownership of the Company’s common stock on February 15, 2008 by each director, each named executive officer, and by all directors and all executive officers of the Company as a group. All such persons have an address c/o the Company at P.O. Box 269, 55 Union Boulevard, Totowa, New Jersey 07511-0269. All of a named person’s shares are deemed to be subject to that person’s sole voting power and sole investment power unless otherwise indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percent of Class*
Alfred R. Urbano	292,852	3.35%
Anthony M. Bruno, Jr.	225,106 (a)	2.57%
M. A. Bramante	120,362 (b)	1.38%
Charles J. Volpe	110,867 (c)	1.27%
William T. Ferguson	76,587 (d)	0.88%
David Waldman	22,524 (e)	0.26%
Patricia Arnold	11,699	0.13%
Mary Smith	7,593 (f)	0.09%
Stephen J. Mauger	6,986	0.08%
Robert C. Soldoveri	5,514	0.06%
Roger Tully	2,562	0.03%
Angelo J. Genova	1,050 (g)	0.01%

All directors and executive officers as a group (13 in number including individuals named above) (h)	897,959 (a) - (h)	10.28%

*
Based on shares issued and outstanding on February 15, 2008. Beneficially owned shares also includes shares (i) owned by a spouse, minor children or by relatives sharing the same home, (ii) owned by entities owned or controlled by the named person and (iii) with respect to which the named person has the right to acquire such shares within 60 days by the exercise of any right or option. In accordance with SEC beneficial ownership computation rules, the percentage of common stock beneficially owned by a person or group assumes the exercise of options held by such person or group but the nonexercise of options held by others.

(a)	Includes 25,086 shares in a self-directed IRA, 2,662.4036 shares based on a unitized value in a 401k and 13,263 held by spouse.
(b)	Includes 88,440 shares in self-directed IRA and 19,119 shares held by spouse.
(c)
Includes 9,031 shares in IRA, 3,433 shares held through a partnership, 2,408 shares held jointly with spouse and 2,062 shares held by spouse.  Mr. Volpe has pledged 47,000 shares of Company common stock in connection with borrowing from Greater Community Bank.

(d)	Includes 25,399 joint with spouse and 683 shares held by spouse.
(e)	Includes 5,357 shares held in IRA and 13,614 shares held by spouse.
(f)	Includes 1,400.861 shares based on a unitized value in a 401k.
(g)	Shares held in an IRA account.
(h)	Represents the total for all directors and executive officers, including 35,946 shares subject to stock options to executive officers.

The above beneficial ownership information is based on data furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act, as required for purposes of this Report.  It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

(c)	Changes in Control

On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Oritani Financial Corp. (“OFC”), pursuant to which the Company will merge with and into OFC, with OFC being the surviving corporation.  In connection with the merger, GC Bank will be merged with and into Oritani Savings Bank, a wholly-owned subsidiary of OFC.  The merger is subject to the approval of the shareholders of both the Company and OFC, the receipt of regulatory approvals and other customary closing conditions.  Consummation of the merger would constitute a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides aggregate information regarding the Company’s compensation plans as of December 31, 2007 under which shares of the Company’s commons stock may be issued.

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)) (1)
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	124,314	$14.14	381,691

Equity compensation plans not
approved by security holders	-	-	-
Total	124,314	$14.14	381,691

(1)
The Company’s equity plans have a total of 381,691 securities remaining for future issuance as options or restricted shares, of which a maximum of 82,289 securities may be in the form of restricted shares.

Item 13.  Certain Relationships and Related Transactions.

Anjo Realty, LLC, a limited liability company in which the Company’s Chairman, President and CEO, Anthony M. Bruno, Jr., has a 14% interest, and the Company’s former Chairman Emeritus, John L. Soldoveri, who is Mr. Bruno’s uncle, has a 51% interest, owns the building in which the Company’s offices and GC Bank’s main office and other offices are located. The rent paid in 2007 was $357,347.  Modifications to the lease with Anjo Realty, LLC for the Company’s offices and GC Bank’s main office at 55 Union Boulevard, Totowa, NJ and other GC Bank offices at 63 Union Boulevard, Totowa, NJ were approved by the Board of Directors in 2006.  Negotiation and approval of the lease modification would normally have involved Mr. Bruno, but due to his interest in Anjo Realty, LLC he was removed from the process.  Approval from the New Jersey Department of Banking and Insurance was received in January 2007.

The Company provides a liability insurance policy for the directors and officers of the Company and its subsidiaries. Coverage is provided under a policy issued by a major insurance carrier in the aggregate amount of $10,000,000, with a standard deductible amount per claim. The policy also insures the Company against amounts it pays to indemnify directors and officers. The policy premium attributable to 2007 was $39,616.

Directors and officers of the Company and their associates were customers of and had transactions with GC Bank during 2007. It is expected that they will continue to have such transactions in the future. All deposit accounts, loans and commitments comprising such transactions were made in GC Bank’s ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, in the opinion of management, did not involve more than normal risks of collectibility or present other unfavorable features.  If any borrowing requests are presented to the Board of GC Bank, the related parties to the borrower are excused from the discussion and voting of the transaction.  At December 31, 2007, the total amount of loans outstanding from GC Bank to the executive officers and directors of the Company and their affiliates was $25.3 million, which represented 35.0% of the Company’s consolidated stockholders’ equity on that date. At that date, GC Bank also had aggregate commitments to extend credit under revolving lines of credit totaling $1.1 million, at various rates, to the Company’s directors, executive officers and their affiliates.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by the Company’s independent auditors, McGladrey & Pullen, LLP for the audit of the Company’s annual financial statements and for audit-related services for the years ended December 31, 2007 and 2006.  The table also includes fees for professional tax services rendered by RSM McGladrey, Inc. (an independent company associated with McGladrey & Pullen, LLP, through an alternative practice structure) for those fiscal years.  All non-audit services were approved in advance by the Audit Committee, and fees for such services constituted less than 15% of total fees for both years.

(in thousands)	Years Ended December 31,
	2007	2006

Audit fees (1)	$246	$267
Audit-related fees (2)	31	18
Tax fees (3)	24	54
Total fees	$301	$339

(1)
For professional services provided in connection with the integrated audit of the Company’s annual financial statements, attestation of management’s assessment of internal control over financial reporting and reviews of interim financial statements.

(2)
For professional services provided in connection with audits of the 401(k) plan and audit-related services provided in connection with statutory or regulatory filings and, in 2007, review of audit work papers of an unrelated entity.

(3)
For 2007, fees for professional services provided in connection with miscellaneous tax research and consulting. For 2006, fees for professional services provided in connection with tax preparation and miscellaneous tax research and consulting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)            This Report includes financial statements for the Company's fiscal year ended December 31, 2007.

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

Greater Community Bancorp (“registrant”)
Date: March 12, 2008	BY:	/s/ Anthony M. Bruno,, Jr.
Anthony M. Bruno, Jr. Chairman, President and CEO (Principal Executive Officer)

Date: March 12, 2008	BY:	/s/ Stephen J. Mauger
Stephen J. Mauger Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2008	BY:	/s/ Anthony M. Bruno, Jr.
Anthony M. Bruno, Jr. Chairman, President & CEO

Date: March 12, 2008	BY:	/s/ M. A. Bramante
M. A. Bramante Director

Date: March 12, 2008	BY:	/s/ William T. Ferguson
William T. Ferguson Director

Date: March 12, 2008	BY:	/s/ Angelo J. Genova
Angelo J. Genova Director

Date: March 12, 2008	BY:	/s/ Robert C. Soldoveri
Robert C. Soldoveri Director

Date: March 12, 2008	BY:	/s/ Alfred R. Urbano
Alfred R. Urbano Director

Date: March 12, 2008	BY:	/s/ Charles J. Volpe
Charles J. Volpe Director

Date: March 12, 2008	BY:	/s/ David Waldman
David Waldman Director

EXHIBIT INDEX

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Greater Community Bancorp (“registrant”) under the Securities Act of 1933, as amended, or to reports or registration statements filed by registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), respectively, and are hereby incorporated by reference to such statements or reports.  Registrant’s Exchange Act filing number is 000-14294.

Exhibit

No.		Description
2.1		Agreement and Plan of Merger between Oritani Financial Corp. and Greater Community Bancorp dated November 13, 2007 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 15, 2007)
3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Form 10-QSB filed on August 14, 1998)
3.2		Bylaws of the Company as amended and restated effective November 21, 2006 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 22, 2006)
4.1
Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company as Trustee, dated July 2, 2007 (incorporated by reference to Exhibit 4.7 to Form 10-Q filed on August 9, 2007)

4.2
Amended and Restated Trust Agreement among Greater Community Bancorp as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee and the Administrative Trustees named therein, dated July 2, 2007 (incorporated by reference to Exhibit 4.8 to Form 10-Q filed on August 9, 2007)

4.3
Guarantee Agreement between Greater Community Bancorp as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated July 2, 2007  (incorporated by reference to Exhibit 4.9 to Form 10-Q filed on August 9, 2007)

4.4
Purchase Agreement among Greater Community Bancorp, GCB Capital Trust III and TWE, Ltd. as Purchaser, dated July 2, 2007 (incorporated by reference to Exhibit 4.10 to Form 10-Q filed on August 9, 2007)

10.1	*
Executive Supplemental Retirement Income Agreement for George E. Irwin dated as of January 1, 1999 among Great Falls Bank, George E. Irwin and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999)

10.2	*	Greater Community Bancorp 2001 Employee Stock Option Plan Adopted February 20, 2001 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2000)
10.3	*	Greater Community Bancorp 2001 Stock Option Plan for Nonemployee Directors Adopted February 20, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2000)
10.4	*	Amended Employment Agreement of George E. Irwin dated August 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 1, 2003)
10.5	*
Executive Supplemental Retirement Income Agreement for Anthony M. Bruno, Jr. dated as of February 1, 2004 among Greater Community Bank, Anthony M. Bruno, Jr. and Greater Community Bancorp (as guarantor) (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on May 10, 2004)

10.6	*	Amended Employment and Waiver Agreement of George E. Irwin dated December 20, 2004 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on December 22, 2004)
10.7	*	Employment Agreement of Anthony M. Bruno, Jr. dated March 2, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on March 8, 2005)
10.8	*	Separation and Release Agreement of Erwin D. Knauer dated December 31, 2004 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed on May 9, 2005)
10.9	*	Employment Agreement of C. Mark Campbell as of July 31, 2006 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 11, 2006)
10.10	*	Amendment No. 1 to Employment Agreement of Anthony M. Bruno, Jr. as of August 15, 2006 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 21, 2006)
10.11	*	Amendment No. 2 to Employment Agreement of Anthony M. Bruno, Jr. as of December 20, 2006 (incorporated by reference to Exhibit 10.16 to Form 8-K filed on December 27, 2006)
10.12	*
Greater Community Bancorp 2006 Long-Term Stock Compensation Plan Adopted April 18, 2006 (incorporated by reference to Exhibit 99 to Form S-8 Registration Statement filed by Greater Community Bancorp under the Securities Act of 1933, Registration No. 333-134205, filed on May 17, 2006)

10.13	*	Form of Restricted Stock Granting Agreement under Greater Community Bancorp 2006 Long-Term Stock Compensation Plan (incorporated by reference to Exhibit 10.17 to Form 8-K filed on December 27, 2006)

EXHIBIT INDEX
 (continued)
Exhibit

No.		Description
10.14	*	Form of Stock Option Granting Agreement under Greater Community Bancorp 2006 Long-Term Stock Compensation Plan (incorporated by reference to Exhibit 10.18 to Form 8-K filed on December 27, 2006)
10.15	*	Employment Agreement of Mary Smith dated January 1, 2005 between Greater Community Bank and Mary Smith
10.16	*
Amendment No. 1 to Employment Agreement of Mary  Smith dated August 7, 2007 between Greater Community Bank and Mary  Smith (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on November 2, 2007)

10.17	*
Non-Compete Agreement of Anthony M. Bruno, Jr. as of November 13, 2007 among Oritani Financial Corp., Oritani Savings Bank and Anthony M. Bruno, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007)

10.18	*
Change in Control, Confidentiality and Non-Compete Agreement of Stephen J. Mauger dated November 13, 2007 among Greater Community Bancorp, Greater Community Bank and Stephen J. Mauger  (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 15, 2007)

10.19	*	Change in Control, Confidentiality and Non-Compete Agreement of Roger Tully dated November 13, 2007 among Greater Community Bancorp, Greater Community Bank and Roger Tully
10.20	*	Change in Control, Confidentiality and Non-Compete Agreement of Patricia Arnold dated November 12, 2007 among Greater Community Bancorp, Greater Community Bank and Patricia Arnold
10.21	*	Executive Retention Agreement of Roger Tully dated November 13, 2007 among Greater Community Bank, Oritani Savings Bank and Roger Tully
10.22	*	Executive Retention Agreement of Roger Tully dated November 13, 2007 among Greater Community Bank, Oritani Financial Corp. and Roger Tully
10.23	*
Amendment No. 2 to Employment Agreement of Mary Smith dated February 14, 2008 between Greater Community Bank and Mary  Smith (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 15, 2008)

10.24	*	Executive Retention Agreement of Stephen J. Mauger dated March 10, 2008 among Greater Community Bank, Oritani Savings Bank and Stephen J. Mauger
21		Subsidiaries of Registrant
23.1		Consent of McGladrey and Pullen, LLP
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

	*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.