Form 10-Q
period 2008-03-31
GREATER COMMUNITY BANCORP
filed 2008-05-07
CIK 773845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14294

GREATER COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2545165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Union Boulevard, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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
☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES    [☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $0.50 par value, 8,721,646 shares outstanding at April 30, 2008.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES (Unaudited)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
CASH AND DUE FROM BANKS - Non interest-bearing	$21,750	$16,801
FEDERAL FUNDS SOLD	24,090	7,640
Total cash and cash equivalents	45,840	24,441
DUE FROM BANKS - Interest-bearing	4,751	4,868
INVESTMENT SECURITIES - Available-for-sale	76,702	82,283
INVESTMENT SECURITIES - Held-to-maturity (aggregate fair values of $10,690 and $12,213 at March 31, 2008 and December 31, 2007, respectively)	11,638	12,878
Total investment securities	88,340	95,161
LOANS AND LEASES, net of unearned income	809,677	802,865
Less: Allowance for loan and lease losses	(11,326)	(11,188)
Net loans and leases	798,351	791,677
PREMISES AND EQUIPMENT, net	12,464	12,505
ACCRUED INTEREST RECEIVABLE	4,303	4,318
INVESTMENT IN REAL ESTATE JOINT VENTURE	870	870
BANK-OWNED LIFE INSURANCE	16,130	15,955
GOODWILL	11,574	11,574
OTHER ASSETS	15,455	14,621
TOTAL ASSETS	$998,078	$975,990

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Non interest-bearing	$164,315	$166,550
Interest-bearing checking	79,702	99,319
Money market	200,282	193,884
Savings	66,725	67,433
Time deposits less than $100	155,200	150,523
Time deposits $100 and over	84,287	71,763
Total deposits	750,511	749,472
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	6,374	4,729
FHLB ADVANCES	132,500	112,500
SUBORDINATED DEBENTURES	24,743	24,743
ACCRUED INTEREST PAYABLE	4,913	4,942
OTHER LIABILITIES	6,098	7,215
Total liabilities	925,139	903,601
SHAREHOLDERS' EQUITY:
Common stock, par value $0.50 per share: 20,000,000 shares authorized, 8,721,646 and 8,709,940 shares outstanding at March 31, 2008 and December 31, 2007, respectively	4,361	4,355
Additional paid-in capital	63,296	63,139
Retained earnings	4,819	4,787
Accumulated other comprehensive income	463	108
Total shareholders' equity	72,939	72,389
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$998,078	$975,990

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME:
Loans and leases, including fees	$13,585	$12,614
Investment securities	1,280	1,394
Federal funds sold and deposits with banks	163	606
Total interest income	15,028	14,614

INTEREST EXPENSE:
Deposits	4,862	5,050
Short-term borrowings	1,560	1,366
Long-term borrowings	422	507
Total interest expense	6,844	6,923

NET INTEREST INCOME	8,184	7,691

PROVISION FOR LOAN AND LEASE LOSSES	328	313
Net interest income after provision for loan and lease losses	7,856	7,378

NON-INTEREST INCOME:
Service charges on deposit accounts	598	681
Commissions and fees	334	318
Loan fee income	264	238
Gain on sale of investment securities	-	141
Loss on impaired investment securities	(13)	-
Bank-owned life insurance	175	136
All other income	85	107
Total non-interest income	1,443	1,621

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,879	3,746
Occupancy and equipment	985	976
Regulatory, professional and other fees	749	542
Computer services	230	253
Office expenses	262	248
Interest on income taxes	6	120
Merger agreement termination fee	700	-
Other operating expenses	504	598
Total non-interest expense	7,315	6,483

INCOME BEFORE PROVISION FOR INCOME TAXES	1,984	2,516
PROVISION FOR INCOME TAXES	685	788

NET INCOME	$1,299	$1,728

Weighted average shares outstanding - Basic	8,717	8,623
Weighted average shares outstanding - Diluted	8,731	8,642

Earnings per share - Basic	$0.15	$0.20
Earnings per share - Diluted	$0.15	$0.20

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007

NET INCOME	$1,299	$1,728
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains arising during period	347	75
Less: reclassification for gains (losses) included in net income	(8)	93
Other comprehensive income (loss), net of tax	355	(18)
TOTAL COMPREHENSIVE INCOME	$1,654	$1,710

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Three Months Ended March 31, 2008

BALANCE: January 1, 2008	$4,355	$63,139	$4,787	$108	$72,389
Net income	-	-	1,299	-	1,299
Exercise of stock options	5	135	-	-	140
Vesting of restricted stock	1	1	-	-	2
Stock-based compensation	-	18	-	-	18
Cash dividends declared, $0.145 per share[1]	-	-	(1,267)	-	(1,267)
Tax benefit from dividends on unvested restricted stock	-	3	-	-	3
Other comprehensive income, net of tax	-	-	-	355	355
BALANCE: March 31, 2008	$4,361	$63,296	$4,819	$463	$72,939

Three Months Ended March 31, 2007

BALANCE: January 1, 2007	$4,201	$58,633	$3,963	$778	$67,575
Net income	-	-	1,728	-	1,728
Exercise of stock options	3	40	-	-	43
Tax benefit from exercise of stock options	-	21	-	-	21
Issuance of common stock	7	233	-	-	240
Stock-based compensation	-	9	-	-	9
Cash dividends declared, $0.137 per share[1]	-	-	(1,183)	-	(1,183)
Other comprehensive loss, net of tax	-	-	-	(18)	(18)
BALANCE: March 31, 2007	$4,211	$58,936	$4,508	$760	$68,415

[1] Adjusted for stock dividends.

See accompanying notes to consolidated financial statements.

GREATER COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,299	$1,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	301
Premium amortization (discount accretion) on securities, net	(2)	(16)
Provision for loan and lease losses	328	313
Gain on sale of securities, net	-	(141)
Loss on impaired investment securities	13	-
Stock-based compensation	18	9
Tax benefit from exercise of stock options	-	21
Tax benefit from dividends on unvested restricted stock	3	-
Increase (decrease) in accrued interest receivable	15	(416)
Increase in bank-owned life insurance and other assets	(1,210)	(509)
(Decrease) increase in accrued expenses and other liabilities	(1,144)	405
Net cash provided by (used in) operating activities	(350)	1,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale investment securities
Purchases	(1,973)	(12,419)
Sales	-	1,201
Maturities and principal paydowns	8,097	5,399
Held-to-maturity investment securities
Purchases	-	(2,023)
Maturities and principal paydowns	1,242	7,950
Decrease in interest-bearing deposits with banks	117	14,392
Increase in loans and leases	(7,002)	(26,254)
Purchase of premises and equipment	(289)	(766)
Increase in investment in real estate	-	(19)
Net cash provided by (used in) investing activities	192	(12,539)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in deposit accounts	1,039	32,311
Decrease in federal funds purchased	-	(10,000)
Increase in securities sold under agreements to repurchase	1,645	1,365
Increase in FHLB advances	20,000	-
Dividends paid to common shareholders	(1,267)	(1,183)
Proceeds from exercise of stock options	140	43
Proceeds from issuance of common stock	-	240
Net cash provided by financing activities	21,557	22,776

NET INCREASE IN CASH AND CASH EQUIVALENTS	$21,399	$11,932
CASH AND CASH EQUIVALENTS, beginning of period	24,441	53,869
CASH AND CASH EQUIVALENTS, end of period	$45,840	$65,801

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$6,873	$5,932
Cash paid during the period for federal and state income taxes	300	710

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, these unaudited consolidated financial statements contain all disclosures necessary to present fairly the Company's consolidated balance sheets at March 31, 2008, the consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2008 and 2007.  The financial statements reflect all adjustments, consisting solely of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 2.    Dividends

On March 19, 2008, the Company’s Board of Directors declared a $0.145 per share cash dividend payable April 30, 2008 to shareholders of record on April 18, 2008.

Note 3.    Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted earnings per share is derived similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and restricted shares, were issued during the reporting period utilizing the Treasury stock method.  There are no securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share. All weighted average actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends. The following table presents a reconciliation of the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2008	2007

Net income available to common shareholders	$1,299	$1,728

Basic weighted-average common shares outstanding	8,717	8,623
Plus: common stock equivalents	14	19
Diluted weighted average common shares outstanding	8,731	8,642

Basic earnings per share	$0.15	$0.20
Diluted earnings per share	$0.15	$0.20

Note 4.   Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the “Plans”):

▪	2001 Stock Option Plan for Nonemployee Directors (the “2001 Directors Plan”)

▪	2001 Employee Stock Option Plan (the “2001 Employee Plan”)

▪	2006 Long-Term Stock Compensation Plan (the “2006 Plan”)

The following table presents the amount of cumulatively granted awards, net of cancellations, through March 31, 2008. Authorized awards and grants are adjusted for changes from recapitalization, such as stock dividends, in accordance with the terms of the respective Plans.

Stock Options	Awards Authorized	Cumulative Granted, Net of Cancellations	Awards Available for Grant
2001 Directors Plan	69,853	62,769	-
2001 Employee Plan	374,213	242,851	-
2006 Plan [1]	315,187	15,785	299,402

Restricted Stock
2006 Plan [1]	105,0633	22,774	82,289

[1] The 2006 Plan provides for a total of 420,250 authorized awards, of which a maximum of 105,063 awards may be in restricted stock.

For the 2001 Plans, the option exercise price equals the market price on the grant date. For the 2006 Plan, the option exercise price equals the market price on the date following the grant date. Except for the 2006 Plan, all options have a 10 year contractual term and are fully vested. The 2006 Plan allows the Board of Directors to grant awards under varying contractual terms and vesting schedules. There are no further awards available for grant under the 2001 Plans.

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

Effective January 1, 2008, the Company adopted the provisions of  EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The Company’s adoption of EITF 06-11 did not have a material impact on its financial position, results of operations and cash flows.

The Company did not grant any stock options or restricted stock awards during the three months ended March 31, 2008.  Total stock-based compensation expense before tax recognized in earnings for the three months ended March 31, 2008 and 2007 was approximately $18,000 and $9,000, respectively.

As of March 31, 2008, there was approximately $48,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a remaining requisite service period of 2.48 years.

Stock option transactions under the Company’s Plans for the three months ended March 31, 2008 are summarized in the following table:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	124,314	$14.14
Granted	-	-
Exercised	(9,978)	13.99		18,088
Forfeited	-	-
Outstanding at March 31, 2008	114,336	$14.15	4.34	418,374
Exercisable at March 31, 2008	102,496	$14.04	4.26	386,816

The aggregate intrinsic values in the table above represent total pre-tax intrinsic values calculated by multiplying the number of in-the-money shares times the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $18,088 and $60,659, respectively. Exercise of stock options during the three months ended March 31, 2008 and 2007 resulted in cash receipts of approximately $139,640 and $42,884, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$8.01 to $12.68	23,708	2.93 years	$11.80	23,708	$11.80
$14.60 to $15.87	90,628	4.71 years	$14.76	78,788	$14.71
	114,336			102,496

Restricted stock transactions under the Company’s Plans for the three months ended March 31, 2008 are summarized in the table below:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2008	22,324	$17.83
Granted	-	-
Vested	(1,728)	$18.01
Forfeited	-	-
Outstanding at March 31, 2008	20,596	$17.81	2.08

Weighted average grant date fair value of awards granted during the period		$-

As of March 31, 2008, there was approximately $361,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a remaining requisite service period of 2.87 years.

The following table summarizes information about restricted stock outstanding at March 31, 2008:

	Restricted Stock Outstanding
Range of Grant Date Fair Values	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value
$17.15 to $18.01	20,596	2.08 years	$17.81

Note 5.                      Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create reportable business segments. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss since its presentation in the Company’s 2007 Form 10-K filed with the Securities and Exchange Commission.

The following tables present total revenue and net income for the three months ended March 31, 2008 and 2007 and total assets as of the respective period-ends for the Company’s business segments.  All significant intersegment accounts and transactions have been eliminated.

(in thousands)	At and for the Three Months Ended March 31, 2008
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$8,184	$7,361	$823	$-
Non-interest income [1]	1,456	1,274	199	(17)
Total revenue	9,640	8,635	1,022	(17)
Provision for loan and lease losses	328	100	228	-
Loss on impaired investment securities	(13)	(13)	-	-
Non-interest expense	7,315	6,782	550	(17)
Income before provision for income taxes	1,984	1,740	244	-
Provision for income taxes	685	592	93	-
Net income	$1,299	$1,148	$151	$-

Total assets at period-end	$998,078	$990,432	$86,726	$(79,080)

(in thousands)	At and for the Three Months Ended March 31, 2007
	Total Company	Community Banking	Leasing	Corporate and Other [2]
Net interest income	$7,691	$7,020	$671	$-
Non-interest income [1]	1,480	1,386	111	(17)
Total revenue	9,171	8,406	782	(17)
Provision for loan and lease losses	313	223	90	-
Gain on sale of investment securities	141	141	-
Non-interest expense	6,483	6,015	485	(17)
Income before provision for income taxes	2,516	2,309	207	-
Provision for income taxes	788	711	77	-
Net income	$1,728	$1,598	$130	$-

Total assets at period end	$975,890	$969,911	$72,617	$(66,638)

  1 Excludes non-recurring gains which are reported separately.
  2 Includes intersegment eliminations.

Note 6. Directors’ Retirement Plan

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

(in thousands)	Three Months Ended
	March 31,
	2008	2007
Service cost	$3	$5
Interest cost	4	4
Net periodic benefit expense	$7	$9

The Company expects to incur a total of approximately $25,000 in net periodic benefit expense in 2008 relative to the directors’ retirement plan.

Note 7.   Income Taxes

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

Interest and penalties associated with unrecognized tax benefits are classified as non-interest expense in the consolidated statements of income. For the three months ended March 31, 2008 and 2007, the Company recorded interest on taxes of approximately $6,000 and $120,000, respectively.  The interest recognized for the three months ended March 31, 2007 was in connection with a state tax liability of $3.3 million, net of federal benefit, which was recorded as a provision for income taxes in the fourth quarter of 2006.

Note 8.   Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis in the financial statements.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Standard describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value on a Recurring Basis

The following table presents the assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in thousands)		Fair Value Measurements at Reporting Date Using
	Assets/Liabilities Measured at Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale	$76,702	$1,047	$75,655	$-

The fair value of investment securities available-for-sale is the market value based on quoted market prices, when available. If listed quotes are not available, fair value is based upon quoted prices for similar assets or liabilities or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs.  There was no change in the valuation techniques used to measure fair value of available-for-sale securities in the three months ended March 31, 2008.

Interest income on the assets in the preceding table is recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on the acquired discount or premium.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2008.

(in thousands)	Carrying Value at March 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Losses for the Three Months Ended March 31, 2008
Assets:
Impaired loans	$4,494	$-	$-	$4,494	$250

Impaired loans are included in loans and leases, net of unearned income in the consolidated balance sheets. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist primarily of nonaccruing and renegotiated loans. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event interest payments received are recorded as reductions of principal.

The fair value of impaired loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. There was no change in the valuation techniques used to measure fair value of impaired loans in the three months ended March 31, 2008.

The valuation allowance for impaired loans is included in the allowance for loans and leases in the consolidated balance sheets. The valuation allowance for impaired loans at March 31, 2008 was $450,000 which included an allowance for $250,000 for fair value losses for the three months ended March 31, 2008.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. The Company adopted SFAS No. 159 on January 1, 2008 and opted not to report any additional financial assets and liabilities at fair value. The Company’s adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations and cash flows.

Note 9.  Recent Accounting Pronouncements

None.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s consolidated financial condition as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the consolidated audited financial statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the other information therein. The consolidated balance sheets as of March 31, 2008, the consolidated statements of income and the consolidated statements of comprehensive income for the three months ended March 31, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited but include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data.  As used herein, the term "Company" refers to Greater Community Bancorp and subsidiaries and the term "GC Bank" refers to Greater Community Bank. Unless otherwise indicated, data is presented for the Company and its subsidiaries in the aggregate.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and include expressions about management's confidence and strategies and its expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “projected,” “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the ability of GC Bank to generate deposits and loans and leases, attract qualified employees, the direction of interest rates, continued levels of loan and lease quality and origination volume, continued relationships with major customers including sources for loans and leases, the effects of economic conditions and legal and regulatory barriers and structure, as well as the risks described in Part I, Item 1A. of the Company’s Form 10-K for the year ended December 31, 2007. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation to update any such forward-looking statement at any time.

Merger with Valley National Bancorp

On March 19, 2008, the Company announced that it had entered into an Agreement and Plan of Merger with Valley National Bancorp ("Valley"), pursuant to which the Company will merge with and into Valley, with Valley being the surviving corporation, pending shareholder and regulatory approvals and other customary closing conditions.  In April 2008, Valley filed regulatory applications or notices with the Office of the Comptroller of the Currency and the Federal Reserve to gain approval for the merger and the actions contemplated in the merger agreement.  In addition, on April 22, 2008, Valley filed a registration statement with the Securities and Exchange Commission ("SEC") that contains the proxy statement/prospectus that will be used in connection with the issuance of Valley common stock in the merger and the special meeting of the Company's shareholders to approve the merger.  The date of the special meeting of shareholders of the Company to approve the merger, as well as the record date for the special meeting, will be set forth in the definitive proxy statement-prospectus that will be part of the amended registration statement to be filed with the SEC.

Additional Information and Where to Find it

In connection with the proposed merger, Valley has filed a registration statement on Form S-4 (Registration No. 333-150373) with the Securities and Exchange Commission. The registration statement contains a preliminary proxy statement-prospectus. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE DEFINITIVE PROXY STATEMENT-PROSPECTUS WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION.  Investors and security holders may obtain a free copy of the registration statement (when available) and other documents filed by Valley and Greater Community with the Commission at the Commission’s web site at www.sec.gov.  Valley’s documents may be accessed and downloaded for free at Valley’s web site at http://www.valleynationalbank.com/filings.html or by directing a request to Dianne M. Grenz, First Senior Vice President, Valley National Bancorp, at 1455 Valley Road, Wayne, New Jersey 07470, telephone (973) 305-3380, and Greater Community’s documents may be accessed and downloaded for free at http://www.greatercommunity.com/framecorp2.html or by directing a request to Anthony M. Bruno, Jr., Chairman, President and CEO, Greater Community Bancorp, at 55 Union Boulevard, Totowa, New Jersey 07512, telephone (973) 942-1111.

Participants in the Solicitation

This communication is not a solicitation of a proxy from any security holder of Greater Community Bancorp. However, Valley, Greater Community, their respective directors and executive officers and other persons may be deemed to be participants in the solicitation of proxies from Greater Community’s shareholders in respect of the proposed transaction.  Information regarding the directors and executive officers of Valley may be found in its definitive proxy statement relating to its 2008 Annual Meeting of Shareholders, which was filed with the Commission on March 6, 2008 and can be obtained free of charge from Valley’s website.  Information regarding the directors and executive officers of Greater Community may be found in its 2007 Annual Report on Form 10-K, which was filed with the Commission on March 12, 2008 and can be obtained free of charge from Greater Community’s website.  Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the definitive proxy statement-prospectus and other relevant materials to be filed with the SEC when they become available.

Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions.  These statements may be identified by such forward-looking terminology as “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms.  Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ from those contemplated by such forward-looking statements include, but are not limited to, the following: failure to obtain shareholder or regulatory approval for the merger of Greater Community with Valley or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe; the inability to realize expected cost savings and synergies from the merger of Greater Community with Valley in the amounts or in the timeframe anticipated; changes in the estimate of non-recurring charges; costs or difficulties relating to integration matters might be greater than expected; material adverse changes in Valley’s or Greater Community’s operations or earnings; the inability to retain Greater Community’s customers and employees; or a decline in the economy in Valley’s primary market areas, mainly in New Jersey and New York. Greater Community assumes no obligation for updating any such forward-looking statement at any time.

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

Business Overview

The Company is registered with the Federal Reserve Board as a bank holding company and is designated by the Federal Reserve Board as a financial holding company.  Its primary business is banking, which it conducts in northern New Jersey through its wholly-owned New Jersey chartered bank subsidiary, GC Bank.  GC Bank offers commercial and retail banking products and services, and securities brokerage services are offered through a third party provider.  Highland Capital Corp., a wholly-owned subsidiary of GC Bank, is engaged in the business of leasing equipment to small and mid-sized businesses on a national basis.

Greater Community Title LLC (“GC Title”), wholly-owned by the Company, through Community Title LLC, which is 49% owned by GC Title, provides title services and title insurance. Greater Community Insurance Services, LLC, which is 50% owned by the Company, provides traditional insurance products through a joint venture with a nonaffiliated limited liability company.

Financial services providers are challenged by intense competition, changing customer demands, increased pricing pressures and the ongoing impact of deregulation and industry consolidation. This is more so for traditional loan and deposit services due to continuous competitive pressures as both banks and nonbanks compete for customers with a broad array of banking, investment and capital market products. Despite the challenges and competition, key strengths of personalized service and local delivery continue to attract high-quality business to the Company. Highly focused personalized customer service provides a basis for differentiation in today’s environment where banks and other financial service providers target the same customer.  The Company has a commitment to building customer relationships and delivering quality service to the community banking market.

Earnings Summary

Consolidated
Net income for the three months ended March 31, 2008 was $1.3 million, decreasing $429,000 compared to $1.7 million reported for the same period in 2007.  Diluted earnings per share for the period were $0.15 compared with $0.20 per share for the same period in the prior year.  First quarter earnings were impacted, among other things, by a $700,000 charge to operations in connection with the previously announced termination of the merger agreement with Oritani Financial Corp., as well as other merger-related costs.

The annualized returns on average equity and average assets for the three months ended March 31, 2008 were 7.18% and 0.53%, respectively, compared with 10.37% and 0.74% for the same period in the prior year.

Business Segments

The Company applies the aggregation criteria set forth under SFAS No. 131 to create two reportable business segments, Community Banking and Leasing.

Community Banking and Leasing contributed $1.1 million and $151,000, respectively, to the Company’s net income for the three months ended March 31, 2008, compared to net income of $1.6 million and $130,000, respectively, for the same three months in 2007. Compared to the first quarter of 2007, Community Banking’s first quarter 2008 earnings were impacted, among other things, by a $700,000 charge to operations in connection with the previously announced termination of the merger agreement with Oritani Financial Corp., as well as other merger-related costs.

Net Interest Income

Net interest income for the three months ended March 31, 2008 increased $493,000, or 6.4%, to $8.2 million compared to the three months ended March 31, 2007.  The net interest rate spread between average earning assets and average interest-bearing liabilities increased 15 basis points to 2.88%, from 2.73%, between the three-month periods ended March 31, 2008 and 2007, respectively, as decreases in the cost of deposits and borrowings more than offset the decrease in the earning asset yield. The increase in the net interest rate spread was largely attributable to decreases in market interest rates that occurred within the last six months. The net interest margin was 3.60% for the three months ended March 31, 2008, compared to 3.58% for the same period in 2007.

The following table presents consolidated average balances of assets, liabilities and shareholders' equity including amounts of interest income and expense on the related items, and the average yields and rates for the periods indicated.

(tax equivalent basis, dollars in thousands)	Three Months Ended March 31,
	2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/
ASSETS	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Earning Assets:
Investment securities	$90,268	$1,344	5.99%	$102,319	$1,462	5.80%
Due from banks - interest-bearing	5,088	55	4.35%	14,513	188	5.25%
Federal funds sold	15,182	108	2.86%	31,524	418	5.38%
Loans and leases, net unearned income [1]	809,942	13,585	6.75%	730,518	12,614	7.00%
Total earning assets	920,480	15,092	6.59%	878,874	14,682	6.78%
Less: Allowance for loan and lease losses	(11,325)			(10,130)
All other assets	77,131			79,195
Total assets	$986,286			$947,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Int-bearing checking, money market and savings	$352,604	$2,181	2.49%	$364,153	$2,911	3.24%
Time deposits	232,321	2,681	4.64%	192,937	2,139	4.50%
Federal funds and other borrowings [2]	131,604	1,560	4.77%	112,067	1,366	4.94%
Subordinated debentures	24,743	422	6.86%	24,743	507	8.31%
Total interest-bearing liabilities	741,272	6,844	3.71%	693,900	6,923	4.05%
Non interest-bearing deposits	161,321			169,545
Other liabilities	10,926			16,905
Shareholders' equity	72,767			67,589
Total liabilities and shareholders' equity	$986,286			$947,939

Net interest income and rate spread		8,248	2.88%		7,759	2.73%
Tax equivalent basis adjustment		(64)			(68)
Net interest income		$8,184			$7,691
Net interest margin [3]			3.60%			3.58%

[1] Includes nonaccrual loans and leases, the effect of which is to reduce the yield on loans and leases.
[2] Includes federal funds purchased, securities sold under agreements to purchase, and FHLB advances.
[3] Net interest income divided by total earning assets.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2008 was $328,000, compared to $313,000 for the same prior-year period. The provision for the three months ended March 31, 2008 generally followed the pattern of loan and lease growth and was consistent with asset quality. Management regularly evaluates the rate of provision for loan and lease losses as part of its evaluation of the adequacy of the allowance for loan and lease losses.

Non-Interest Income

Non-interest income totaled $1.4 million for the three months ended March 31, 2008, decreasing $178,000 from the same prior-year period. Non-interest income for the quarter declined primarily due to a decrease in gains on sales of investment securities of $141,000, a decrease in service charges on deposit accounts of $83,000, a decrease in all other income of $22,000, and from a loss recognized on impaired investment securities of $13,000. All other income declined primarily due to a decrease in rental income from third parties. Offsets to these decreases included increases in commissions and fees and loan fee income of $16,000 and $26,000, respectively.

Non-Interest Expense

Non-interest expense totaled $7.3 million for the three months ended March 31, 2008, increasing $832,000 from the same period in 2007.  Included in the increase was a $700,000 charge to operations in connection with the previously announced termination of the merger agreement with Oritani Financial Corp.

Salaries and benefits expense increased $133,000 for the three months ended March 31, 2008 compared to the same year-ago period. Over this time the Company increased its complement of revenue-producing staff, primarily in the lending function.  At March 31, 2008, the Company employed 201 full-time equivalent staff, compared with 196 at March 31, 2007.

Occupancy and equipment expense totaled $985,000 for the three-month period, approximating that of the same period a year ago. Regulatory, professional and other fees increased $207,000, primarily due to legal fees in connection with the previous merger agreement with Oritani Financial Corp. Interest on taxes declined $114,000 from the prior-year first quarter. Other operating expenses decreased $94,000 compared to the same 2007 period, primarily in advertising costs.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2008 totaled $685,000, compared to $788,000 for the same period in 2007.  The provision for income taxes for the three months ended March 31, 2008 included a charge of approximately $50,000 pertaining to a problem with the transmittal of a prior year’s tax return and related payment.  Effective tax rates were 34.5% and 31.3% for the three-month 2008 and 2007 periods, respectively.

FINANCIAL CONDITION

ASSETS

Between December 31, 2007 and March 31, 2008, total assets increased $22.1 million to $998.1 million. The increase was primarily attributable to growth in cash and cash equivalents, largely funded by an increase in FHLB advances.

Loans and Leases

Loans and leases, net of unearned income, increased from December 31, 2007 to March 31, 2008 by $6.8 million, or 0.8%, to $809.7 million. Increases occurred primarily in construction loans, comprised of advances on prior commitments, and lease receivables. The following table reflects the composition of the loan and lease portfolio as of the dates indicated.

(in thousands)	March 31,	December 31,
	2008	2007
Loans secured by 1 to 4 family residential properties	$140,482	$144,164
Loans secured by multifamily residential properties	47,384	46,756
Loans secured by nonresidential properties	442,724	441,171
Loans to individuals	5,692	7,227
Commercial loans	40,171	42,648
Construction loans	46,968	37,819
Lease financing receivables, net	86,898	83,604
Other loans	715	774
Total loans and leases	811,034	804,163
Less: Unearned income	(1,357)	(1,298)
Loans and leases, net of unearned income	$809,677	$802,865

Nonperforming Assets

Nonperforming assets include nonaccruing loans and leases, renegotiated loans, loans and leases past due 90 days and accruing and other real estate owned. At March 31, 2008, nonperforming loans and leases totaled $4.9 million, or 0.61% of total loans and leases, increasing 36 basis points from the level reported at December 31, 2007. Nonaccruing loans and leases increased $2.9 million during the period. The increase primarily consisted of four commercial real estate loans and one residential mortgage loan.

The following table reflects the composition of the Company’s nonperforming assets as of the dates indicated. The Company had no other real estate owned and no loans and leases past due 90 days and accruing at these dates.

(dollars in thousands)	March 31,	December 31,
	2008	2007
Nonaccruing loans and leases	$4,898	$1,984
Renegotiated loans	21	37
Total nonperforming loans and leases	$4,919	$2,021
Total nonperforming assets	$4,919	$2,021

Nonperforming assets to total assets	0.49%	0.21%
Nonperforming loans and leases to total loans and leases	0.61%	0.25%

For the three months ended March 31, 2008 and 2007, interest income of $118,000 and $57,000, respectively, would have been recorded on nonaccrual loans and leases if they had been current throughout the periods.

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

As of the dates indicated, the Company’s recorded investment in impaired loans, the related valuation allowance and interest income recognized were as follows:

(in thousands)	March 31,	December 31,
	2008	2007
Recorded investment	$4,494	$1,510
Valuation allowance	450	200

	Three Months Ended March 31,
	2008	2007
Average recorded investment	$1,646	$1,427
Interest income recognized	1	-

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

Between December 31, 2007 and March 31, 2008, the allowance for loan and lease losses increased $138,000 to $11.3 million. The provision for loan and lease losses totaled $328,000 for the three-month period, while net charge-offs were $190,000. The allowance constituted 1.40% of total loans and leases on March 31, 2008 and 1.37% on March 31, 2007. Management believes the allowance for loan and lease losses at March 31, 2008 is adequate.

The following table reflects transactions affecting the allowance for loan and lease losses for the three-month periods indicated.

(dollars in thousands)	Three Months Ended March 31,
	2008	2007

Balance at January 1	$11,188	$10,022
Charge-offs:
Lease financing receivables	(189)	(67)
Credit cards and related plans	(15)	-
	(204)	(67)
Recoveries:
Commercial	1	1
Lease financing receivables	13	3
	14	4
Net charge-offs	(190)	(63)
Provision charged to operations	328	313
Balance at March 31	$11,326	$10,272

Net charge-offs to average loans and leases (annualized)	(0.08% )	(0.03% )

Investment Securities

Investment securities totaled $88.3 million at March 31, 2008 and $95.2 million at December 31, 2008. Portfolio activity during the period included approximately $2.0 million in securities purchases and $9.3 million in principal paydowns, maturities and sales.  Change in volume mix included a $1.2 million decrease in securities held-to-maturity and a $5.6 million decrease in securities available-for-sale.

LIABILITIES

Between December 31, 2007 and March 31, 2008, total liabilities increased $21.5 million to $925.1 million.  The net increase was primarily attributable to a $20.0 million increase in FHLB advances.
Deposits

Total deposits for the three-month period ended March 31, 2008 increased nominally from $749.5 million to $750.5 million. A decrease in interest-bearing checking of $19.6 million was more than offset by increases in money market deposits and total time deposits of $6.4 million and $17.2 million, respectively, as depositors sought higher-yielding instruments in a declining interest rate environment.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Standard describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value on a Recurring Basis

The following table presents the assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in thousands)		Fair Value Measurements at Reporting Date Using
	Assets/Liabilities Measured at Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale	$76,702	$1,047	$75,655	$-

The fair value of investment securities available-for-sale is the market value based on quoted market prices, when available. If listed quotes are not available, fair value is based upon quoted prices for similar assets or liabilities or, due to the limited market activity of the instrument, externally developed models that use significant observable inputs.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2008.

(in thousands)	Carrying Value at March 31, 2008				Total Fair
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Value Losses for the Three Months Ended March 31, 2008
Assets:
Impaired loans	$4,494	$-	$-	$4,494	$250

The fair value of impaired loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loans and leases in the consolidated balance sheets. The valuation allowance for impaired loans at March 31, 2008 was $450,000 and included an allowance of $250,000 for fair value losses for the three months ended March 31, 2008.

Liquidity

The Company manages its liquidity primarily under the direction of GC Bank’s Asset/Liability Management Committee. Liquidity is monitored regularly and managed to meet loan demand, the possible outflow of deposits and for other obligations. Primary sources of liquidity at March 31, 2008 totaled $127.3 million, or 12.8% of total assets, consisting of investment securities available-for-sale, cash and cash equivalents and interest-bearing due from banks, compared to $111.6 million, or 11.4% of total assets, at December 31, 2007.

As of March 31, 2008, the aggregate amount of contractual obligations and other commitments requiring potential cash outflows had not changed materially compared to the amounts reported at December 31, 2007.

Operating, Investing and Financing Cash

Cash and cash equivalents totaled $45.8 million at March 31, 2008, an increase of $21.4 million from December 31, 2007. The increase was largely due to net cash provided by financing activities of $21.6 million, primarily from an increase of $20.0 million in FHLB advances. Net cash provided by investing activities for the three months ended March 31, 2008 amounted to $192,000 and net cash used in operating activities amounted to $352,000.

Capital Adequacy, Regulatory Capital Ratios and Dividends

Total shareholders' equity of $72.9 million at March 31, 2008 was 7.3% of total assets, increasing $550,000 compared with $72.4 million or 7.4% of total assets at December 31, 2007.  The increase was primarily attributable to retained earnings and proceeds from the exercise of stock options during the period.

The Company is subject to regulation by the Federal Reserve Board. GC Bank is subject to regulation by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Such regulators have promulgated risk-based capital guidelines that require the Company and GC Bank to meet those guidelines that involve quantitative measures of assets, and certain off-balance sheet items, calculated as risk-adjusted assets under regulatory accounting practices.

The Company and GC Bank remain well-capitalized for regulatory purposes and management believes present capital is adequate to support contemplated future internal growth. The Company reviews capital requirements, expansion strategies and related capital alternatives on an ongoing basis.

The following table provides selected regulatory capital ratios and required minimum regulatory capital ratios for the Company and GC Bank at March 31, 2008.

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective Action
(dollars in thousands)	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Greater Community Bancorp	$95,245	11.40%	$66,839	8.00%	n/a	n/a
Greater Community Bank	92,193	11.07%	66,625	8.00%	$83,282	10.00%

Tier 1 risk-based capital
Greater Community Bancorp	84,625	10.13%	33,416	4.00%	n/a	n/a
Greater Community Bank	81,795	9.82%	33,318	4.00%	49,977	6.00%

Tier 1 leverage capital
Greater Community Bancorp	84,625	8.68%	38,998	4.00%	n/a	n/a
Greater Community Bank	81,795	8.42%	38,857	4.00%	48,572	5.00%

n/a = not applicable

In the last two quarters of 2007 and the first quarter of 2008 the Company declared cash dividends at the rate of $0.145 per share, or an annual rate of $0.58 per share.

The Company's Board of Directors believes that dividends are an important component of shareholder value. The payment of dividends in the future is discretionary with the Board of Directors and will depend on the Company’s operating results and financial condition, tax considerations and other factors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company manages interest rate risk and market risk by identifying interest rate risk exposures using simulation analysis, economic value at risk and gap analysis models.  There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in its 2007 Form 10-K filed with the Securities and Exchange Commission.

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

Item 1A.  Risk Factors.

On March 19, 2008, the Company announced that it had entered into an Agreement and Plan of Merger with Valley National Bancorp ("Valley"), pursuant to which the Company will merge with and into Valley, with Valley being the surviving corporation, pending shareholder and regulatory approvals and other customary closing conditions. There are a number of risks associated with a merger of this sort, including, but not limited to, risks related to regulatory and shareholder approvals, consummation of the merger, failure to receive contemplated merger consideration, failure of the merged company to achieve anticipated benefits, and similar merger-related risks. These risks will be fully described in the definitive proxy statement-prospectus to be distributed to Company shareholders in connection with the merger.

There has been no other material change in the Company’s risk factors from that which were presented in the Company’s 2007 Form 10-K filed with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 7, 2008, the Company and GC Bank entered into Amendment No. 1 to the Change In Control, Confidentiality and Non-Compete Agreement with Stephen J. Mauger, the Company's and GC Bank's Senior Vice President, Treasurer and Chief Financial Officer.  Pursuant to the terms of the amendment, the amount of any change of control payment made to Mr. Mauger will not be reduced for any salary paid to him following the change in control.  In addition, the amendment provides that Mr. Mauger will be eligible to receive a $100,000 stay-on bonus to be paid in increments over 90 days following the closing of the

Valley merger.  This summary of the amendment is qualified in its entirety by the full text of the amendment, which is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits.

An Exhibit Index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATER COMMUNITY BANCORP

Date: May 7, 2008	By:	/s/ Stephen J. Mauger
Stephen J. Mauger
Senior Vice President, Treasurer
and Chief Financial Officer

Exhibit Index

Exhibit No.		Description of Exhibit

10.1	*	Amendment No. 1 to Change in Control, Confidentiality and Non-Compete Agreement of Stephen J. Mauger dated May 7, 2008 among Greater Community Bancorp, Greater Community Bank and Stephen J. Mauger
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

	*	Designates management or compensatory agreements, plans or arrangements